Form 10-Q
period 1997-09-30
VIASYSTEMS INC
filed 1997-12-01
CIK 1041380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997
                               ------------------------------------------------

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                                   333-29727
                            (Commission File Number)

                                VIASYSTEMS, INC.
               (Exact name of Registrant as specified in charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   43-1777252
                      (I.R.S. Employer Identification No.)

                              101 SOUTH HANLEY ROAD
                               ST. LOUIS, MO 63105
                                 (314) 727-2087
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Outstanding at
                         Class               November 21, 1997
                         -----               -----------------

                   Viasystems, Inc.
                   Common Stock                1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Viasystems, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 ............ 2
      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1997 .............................................................. 3
      Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1997...... 4
      Notes to Condensed Consolidated Financial Statements ............................................ 5

Circo Craft Co. Inc.
      Condensed Consolidated Statements of Earnings for the three and nine months ended
         September 30, 1996 ........................................................................... 11
      Condensed Consolidated Statement of Changes in Financial Position for the nine months ended September 30, 1996 .............................................................. 12
      Notes to Condensed Consolidated Financial Statements ............................................ 13

Viasystems Technologies Corp. (formerly Microelectronics Group, Interconnection
Technologies Unit of Lucent Technologies Inc.)
      Condensed Statements of Operations for the three and nine months ended September 30, 1996 ....... 14
      Notes to Condensed Statements of Operations ..................................................... 15

Forward Group PLC
      Condensed Consolidated Profit and Loss Accounts for the three and nine months ended
         September 30, 1996 and the three months ended March 31, 1997 ................................. 17
      Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1996 and the three months ended March 31, 1997 ................................. 18
      Notes to Condensed Consolidated Financial Statements ............................................ 19

Interconnection Systems (Holdings) Limited
      Condensed Consolidated Profit and Loss Accounts for the three and nine months ended
         September 27, 1996 and the three months ended April 4, 1997 .................................. 20
      Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 27, 1996 and the three months ended April 4, 1997 .................................. 21
      Notes to Condensed Consolidated Financial Statements ............................................ 22

Management's Discussion and Analysis of Financial Condition and Results of Operations ................. 23

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ............................................................. 29

SIGNATURES ............................................................................................ 30

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                  September 30,       December 31,
                                                                      1997                1996
                                                                  -------------       ------------
                                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents .............................         $  31,330          $  16,117
   Accounts receivable, net ..............................           139,025             37,149
   Inventories ...........................................            68,472             43,123
   Prepaid expenses and other ............................            10,313              7,333
                                                                   ---------          ---------
      Total current assets ...............................           249,140            103,722
   Property, plant and equipment, net ....................           414,658            208,748
   Intangibles and other assets ..........................           311,086             75,271
                                                                   ---------          ---------
      Total assets .......................................         $ 974,884          $ 387,741
                                                                   =========          =========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term obligations ...........         $  14,006          $  10,804
   Accounts payable ......................................            53,634              5,185
   Accrued and other liabilities .........................            88,197             42,112
   Income taxes payable ..................................            14,331                683
                                                                   ---------          ---------
      Total current liabilities ..........................           170,168             58,784
Long-term obligations, less current maturities ...........           866,170            254,816
Other long-term liabilities ..............................            34,655             19,168
Stockholder's equity (deficit):
   Contributed capital ...................................           282,745            103,794
   Accumulated deficit ...................................          (372,465)           (48,742)
   Cumulative translation adjustments ....................            (6,389)               (79)
                                                                   ---------          ---------
      Total stockholder's equity (deficit) ...............           (96,109)            54,973
                                                                   ---------          ---------
      Total liabilities and stockholder's equity (deficit)         $ 974,884          $ 387,741
                                                                   =========          =========









     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Three Months       Nine Months
                                                                         Ended              Ended
                                                                     September 30,      September 30,
                                                                         1997               1997
                                                                     -------------      -------------

Net sales ...................................................         $ 216,828          $ 563,520
Operating expenses:
   Cost of goods sold .......................................           150,929            405,577
   Selling, general and administrative ......................            20,699             52,550
   Depreciation and amortization ............................            26,860             73,163
   Write-off of acquired in-process R&D .....................              --              294,500
                                                                      ---------          ---------
      Operating income (loss) ...............................            18,340           (262,270)
Other expense:
   Interest expense .........................................            21,401             43,568
   Amortization of deferred financing costs .................             1,911              4,667
   Other, net ...............................................               434                504
                                                                      ---------          ---------
      Loss before income tax provision and extraordinary item            (5,406)          (311,009)
Provision for income taxes ..................................             4,027              4,918
                                                                      ---------          ---------
Loss before extraordinary item ..............................            (9,433)          (315,927)
Extraordinary item - loss on early extinguishment of debt,
   net of income tax benefit of $4,332 ......................              --                7,796
                                                                      ---------          ---------
Net loss ....................................................         $  (9,433)         $(323,723)
                                                                      =========          =========








     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   Nine Months
                                                                                                      Ended
                                                                                                  September 30,
                                                                                                      1997
                                                                                                  -------------
Cash flows provided by (used in) operating activities:
   Net loss ..............................................................................         $(323,723)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Extraordinary item .................................................................            12,128
      Write-off of acquired in-process R&D ...............................................           294,500
      Deferred taxes .....................................................................              (876)
      Depreciation and amortization ......................................................            73,163
      Amortization of deferred financing costs ...........................................             4,667
      Change in assets and liabilities:
         Accounts receivable .............................................................           (34,022)
         Inventories .....................................................................             1,944
         Prepaid expenses and other ......................................................            (2,225)
         Accounts payable, accrued and liabilities other .................................             5,271
                                                                                                   ---------
Net cash from operating activities .......................................................            30,827
                                                                                                   ---------

Cash flows provided by (used in) investing activities:
   Capital expenditures, net .............................................................           (69,994)
   Acquisitions, net of cash acquired ....................................................          (155,904)
                                                                                                   ---------
Net cash from investing activities .......................................................          (225,898)
                                                                                                   ---------

Cash flows provided by (used in) financing activities:
   Equity proceeds .......................................................................            60,701
   Proceeds from the issuance of Senior Subordinated Notes due 2007 ......................           400,000
   Proceeds from the Subordinated Credit Facility ........................................           216,000
   Repayment of amounts outstanding under the Credit Agreements and the Second Amended
      and Restated Credit Agreement ......................................................          (151,464)
   Repayment of the Senior Credit Facility ...............................................          (216,000)
   Repayment of other long-term obligations ..............................................           (66,875)
   Financing costs .......................................................................           (34,491)
                                                                                                   ---------
Net cash from financing activities .......................................................           207,871
                                                                                                   ---------
Effect of exchange rate changes on cash ..................................................             2,413
                                                                                                   ---------
Net change in cash and cash equivalents ..................................................            15,213
Cash and cash equivalents - beginning of the period ......................................            16,117
                                                                                                   ---------
Cash and cash equivalents - end of the period ............................................         $  31,330
                                                                                                   =========


     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     Viasystems, Inc. ("Viasystems") is a wholly owned subsidiary of Viasystems Group, Inc. ("Group"). Viasystems was formed on April 2, 1997, as a subsidiary of Group. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries--Circo Craft Co. Inc. ("Circo Craft"), Viasystems Technologies Corp. ("Viasystems Technologies"), and PCB Acquisition Limited. Prior to the contribution of this capital by Group, Viasystems had no operations of its own. The unaudited interim condensed consolidated financial statements included herein present the results of operations of Viasystems and its subsidiaries subsequent to the capital contribution by Group, and the results of operations of Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems. As used herein, the Company refers to Viasystems subsequent to the capital contribution by Group, and Group and its subsidiaries prior to such contribution. The balance sheet as of December 31, 1996, represents the balance sheet of Group as of December 31, 1996.

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

Statement of Cash Flows

     Interest and income taxes paid for the nine months ended September 30, 1997 were approximately $30,913 and $1,463, respectively.


2.   INVENTORIES

     The composition of inventories at September 30, 1997, is as follows:

     Raw materials ...............................         $27,299
     Work-in-process .............................          22,319
     Finished goods ..............................          18,854
                                                           -------
     Total .......................................         $68,472
                                                           =======

                         VIASYSTEMS, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


3.   ACQUISITIONS

     On April 11, 1997, the Company acquired all of the outstanding stock of Forward Group, PLC ("Forward"), a manufacturer of rigid printed circuit boards located in the U.K. The purchase price of approximately $208,483 consisted of cash and notes payable to certain Forward stockholders plus $5,585 of acquisition fees and expenses (the "Forward Acquisition"). The Forward Acquisition and related transaction fees and expenses were funded with (i) $40,000 from the issuance of 1,600,000 shares of Series C Preferred Stock of Group and (ii) $216,000 from a Subordinated Credit Facility. The Subordinated Credit Facility was paid off with a subsequent debt offering (see Note 4).

     The Forward Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. Accordingly, the results of operations of Forward since its acquisition are included in the results of operations of the Company. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including approximately $97,800 of in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $97,800 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:

     Current assets ..............................         $  45,040
     Property, plant and equipment ...............            60,524
     Acquired intangibles ........................            54,600
     In-process R&D ..............................            97,800
     Goodwill ....................................            25,808
     Non-current assets ..........................             5,660
     Current liabilities .........................           (33,026)
     Non-current liabilities .....................           (42,338)
                                                           ---------
              Total ..............................         $ 214,068
                                                           =========

     In connection with the Forward Acquisition, the Company entered into an Amended and Restated Credit Agreement with terms substantially similar to the Credit Agreements of Group. The Amended and Restated Credit Agreement provided for a U.K. L32,000 (approximately US $51,500) Revolving Facility to
Forward.

     On April 11, 1997, Viasystems made an optional prepayment of $20,000 under the Term A Loan outstanding under the Amended and Restated Credit Agreement.

                         VIASYSTEMS, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


     In April 1997, Group's stockholders and certain of its affiliates formed Chips Holding, Inc., to acquire Interconnection Systems (Holdings) Limited ("ISL"), a manufacturer of rigid printed circuit boards located in the U.K. On April 21, 1997, Chips Holdings, Inc. acquired ISL for $437,500 plus $8,953 of acquisition fees and expenses (the "ISL Acquisition"). The purchase price consisted entirely of notes payable to the former stockholders of ISL. In connection with the transaction, the stockholders of Group invested $140,000 of equity capital in Chips Holdings, Inc. On June 6, 1997, Chips Holdings, Inc. merged with Group and the subsidiaries of Chips Holdings, Inc., including ISL, became subsidiaries of Viasystems and certain of its subsidiaries in consideration for the issuance to Group's stockholders and certain of its affiliates of 140,000,000 shares of Group common stock valued at $140,000. Group assumed the $437,500 of notes payable which were incurred by Chips Holdings, Inc. (the "Chips Loan Notes") to finance the ISL acquisition.

     The Chips Loan Notes mature on March 31, 2003 and bear interest, payable quarterly, at approximately 6.22% per annum through April 1, 1998, with variable rate thereafter discounted from the U.S. prime rate. The Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998. The Chips Loan Notes have not been classified as current at September 30, 1997, since the Company has in place a long-term facility to replace the Chips Loan Notes in the event they are called (see Note 4). The Chips Loan Notes are collateralized by letters of credit issued by banks. Such letters of credit are in turn collateralized in part by a fully cash collateralized $118,500 reimbursement obligation of Bisto Funding, Inc., a special purpose entity and sister company of Viasystems established as a subsidiary of Group in connection with the acquisition of ISL, with the remainder, including interest on the Chips Loan Notes for one year, collateralized by a reimbursement obligation of Viasystems.

     The ISL Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including approximately $196,700 of in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $196,700 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The merger of Chips Holdings, Inc. with Group has been accounted for as a transfer of assets among companies under common control and will be recorded at Chips Holdings, Inc.'s historical cost. In the merger of Chips Holdings, Inc. with Group, ISL and its subsidiaries became wholly owned subsidiaries of Viasystems, and as such, Viasystems will account for the acquisition of ISL as of the acquisition by Chips Holdings, Inc. and the results of operations of ISL since the acquisition by Chips Holdings, Inc. are included in the results of operations of the Company.

                         VIASYSTEMS, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:

     Current assets ........................................         $  96,880
     Property, plant and equipment .........................           114,983
     Acquired intangibles ..................................            92,400
     In-process R&D ........................................           196,700
     Goodwill ..............................................            68,786
     Non-current assets ....................................            12,971
     Current liabilities ...................................           (68,285)
     Non-current liabilities ...............................           (67,982)
                                                                     ---------
              Total ........................................         $ 446,453
                                                                     =========

     The Company will evaluate the capacities and production capabilities of all acquired entities to assess potential cost savings from consolidating those facilities and optimize its global plant utilization by shifting production between facilities to most efficiently satisfy particular customer orders.

     The intangible assets acquired are being amortized using systematic methods over the estimated useful lives of the related assets as follows:

                                                     Life                  Method
                                                 ------------     ------------------------
     Developed technologies ............         15 years         Double-declining balance
     Assembled workforce ...............         1 year           Straight-line
     Customer list .....................         3 years          Straight-line
     Goodwill ..........................         20 years         Straight-line

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the nine months ended September 30, 1997, as though the Forward Acquisition and the ISL Acquisition and the related financing had occurred at the beginning of the year. In preparing this data, the financial data of Forward and ISL for the first fiscal quarter of 1997 has been translated at an exchange rate of U.K. L0.61=U.S.$1.00, the exchange rate at March 31, 1997, which is not materially different from the average exchange rate for the period.

     Net sales .............................................         $ 667,705
     Net loss before extraordinary item ....................           (23,848)
     Net loss ..............................................           (31,644)

                         VIASYSTEMS, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.   LONG-TERM OBLIGATIONS

     On June 5, 1997, Group, as guarantor, and Viasystems and certain of its subsidiaries, as borrowers, entered into a Second Amended and Restated Credit Agreement with terms substantially similar to the Credit Agreements of Group. The Second Amended and Restated Credit Agreement provides for (i) an $88,000 term loan facility (the "U.S. Term Loan") and a $150,000 revolving credit facility (the "U.S. Revolving Loan" and together with the U.S. Term Loan, the "U.S. Loans"); (ii) a U.S.$25,000 revolving credit facility (the "Canadian Revolving Loan"); (iii) a L32,000 revolving credit facility (the "Forward
Group Revolving Loan") and a L27,600 revolving credit facility (the "Chips Revolving Loan," and together with the Forward Group Revolving Loan, the "U.K. Revolving Loans," and together with the U.S. Revolving Loan and the Canadian Revolving Loan, the "Revolving Loans"); and (iv) a U.S.$346,463 Letter of Credit Facility in respect of the Chips Loan Notes comprised of (a) a U.S.$319,250 term loan facility (the "Chips Term Loans" and together with the U.S. Term Loan, the "Term Loans") in respect of the principal portion of the Chips Loan Notes and
(b) a U.S.$27,213 facility in respect of interest on the Chips Loan Notes.

     The U.S. Term Loan consists of two tranches: (i) $55,000 of tranche B term loans (the "Tranche B Loan") and (ii) $33,000 of tranche C term loans (the "Tranche C Loan"). The Tranche B Loan amortizes semiannually over eight years and the Tranche C Loan is payable $1,500 on December 31, 2004 and $31,500 on June 30, 2005. The Chips Term Loans, if drawn, amortize semi-annually over six years.

     The Company may use the Revolving Loans for letters of credit in an amount not to exceed $15,000, in the case of both the U.S. Revolving Loan and the Canadian Revolving Loan, and related letters of credit and bankers' acceptances in an amount not to exceed L5,000 in the case of the Forward Group
Revolving Loan and L10,000 in the case of the Chips Revolving Loan. Of the Forward Group Revolving Loan, L14,800 is available solely to finance the obligations of PCB Investments plc in respect of the Forward Group Loan Notes and $100,000 of the U.S. Revolving Loan is available solely to finance future acquisitions.

     The U.S. Loans bear interest, at the Company's election, at either (i) the Eurocurrency Base Rate plus (x) 2.5% in the case of the Chips Term Loan and U.S. Revolving, (y) 3.0% in the case of the Tranche B Loan, or (z) 3.5% in the case of the Tranche C Loan; or (ii) the Alternate Base Rate plus (x) 1.5% in the case of the Chips Term Loan or U.S. Revolving Loan, (y) 2.0% in the case of the Tranche B Loan, or (z) 2.5% in the case of the Tranche C Loan. The Alternate Base Rate is the highest of The Chase Manhattan Bank's Prime Rate, the Three-Month Secondary CD Rate (as defined therein) plus 0.5%. The Canadian Revolving Loan denominated in U.S. dollars bears interest, at Circo Craft's election, at either (i) the Eurocurrency Base Rate plus 2.5% or (ii) the Canadian Alternate Base Rate plus 1.5%. The Canadian Revolving Loan denominated in Canadian Dollars bears interest, at Circo Craft's election either (i) the Canadian Bankers Acceptance Discount Rate plus 2.5% or (ii) the Canadian Prime Rate plus 1.5%. The Canadian Alternate Base Rate is equal to the higher of the Canadian Agent's prime rate or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%. The U.K. Revolving Loans and any Chips Term Loans converted to British Pounds Sterling bear interest at the Eurocurrency Base Rate plus 2.5%.

                         VIASYSTEMS, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


     The Company pays a per annum fee equal to the applicable margin on Revolving Loans which bear interest at the Eurocurrency Base Rate, of the average daily face amount of outstanding letters of credit, other than with respect to the Chips Letter of Credit, which fee is equal to the applicable margin on the Chips Term Loan bearing interest at the Eurocurrency Base Rate. The Company pays a Commitment Fee equal to 0.5% on the undrawn portion of the commitments in respect of Revolving Loans and a Facility Fee equal to 0.5% on the Canadian revolving credit commitment. In addition, the Company pays a fee of 0.25% per annum of Bisto Funding, Inc.'s $118,500 portion of the Chips Letter of Credit to the extent not paid by Bisto Funding, Inc.

     The Second Amended and Restated Credit Agreement contains a number of covenants customary for similar facilities which, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create liens on or dispose of assets, enter into business combinations, and pay dividends. In addition, the Second Amended and Restated Credit Agreement contains financial covenants which require the Company to maintain certain financial ratios and limit the Company's amount of capital expenditures.

     On June 6, 1997, Viasystems completed an offering of $400,000 of 9.75% Senior Subordinated Notes due 2007 (the "Offering"). Interest on the Senior Subordinated Notes is due semiannually. Viasystems used the net proceeds of the Offering to repay amounts totaling approximately $171,600 principal amount previously outstanding under the Second Amended and Restated Credit Agreement, plus interest, and to repay the $216,000 amount outstanding under the Subordinated Credit Facility, plus interest.

     The composition of long-term obligations at June 30, 1997, is as follows:

     Second Amended and Restated Credit Agreement:
        Term Facilities ....................................         $  87,750
     Senior Subordinated Notes due 2007 ....................           400,000
     Chips Loan Notes ......................................           319,250
     Forward Loan Notes ....................................            24,243
     Other debt ............................................            48,933
                                                                     ---------
                                                                       880,176
     Current maturities ....................................           (14,006)
                                                                     ---------
                                                                     $ 866,170
                                                                     =========


5.   EXTRAORDINARY ITEM

     The Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $7,796, net of income tax benefit of $4,332, related to deferred financing fees incurred on debt retired before maturity with the proceeds of the Offering.

                              CIRCO CRAFT CO. INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)


                                                         Three Months       Nine Months
                                                            Ended             Ended
                                                         September 30,     September 30,
                                                             1996             1996
                                                         -------------     -------------
                                                         (Unaudited)

Sales ............................................        C$ 44,329        C$ 129,633

Cost of sales ....................................           33,632           101,532
                                                          ---------         ---------
Operating margin .................................           10,697            28,101
                                                          ---------         ---------
Selling, general and administrative expenses .....            2,265             7,969
                                                          ---------         ---------

Other expenses (income)
     Depreciation of fixed assets ................            3,436             8,456
     Interest on long-term debt ..................              253               646
     Interest income .............................             (309)             (880)
     Expenses related to sale ....................            5,907             5,907
                                                          ---------         ---------
                                                              9,287            14,129
                                                          ---------         ---------

Earnings (loss) before income taxes and
     non-controlling interest ....................             (855)            6,003
Provision for income taxes .......................              913             3,847
                                                          ---------         ---------
Earnings before non-controlling interest .........           (1,768)            2,156
Non-controlling interest .........................              105               182
                                                          ---------         ---------
Net earnings (loss) for the period ...............        C$ (1,873)        C$  1,974
                                                          =========         =========





            The Notes to Condensed Consolidated Financial Statements
               are an integral part of these Financial Statements.

                              CIRCO CRAFT CO. INC.
        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                  (EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                                                                           Nine Months
                                                                                                              Ended
                                                                                                          September 30,
                                                                                                               1996
                                                                                                          -------------
Operating activities
     Net earnings for the period ..........................................................................C$  1,974
         Non-cash items
              Depreciation of fixed assets ................................................................    8,456
              Deferred income taxes .......................................................................    1,050
              Gain on sales of fixed assets ...............................................................     (716)
              Non-controlling interest ....................................................................      182
                                                                                                           ---------
                                                                                                              10,946
     Cash provided by non-cash operating working capital items ............................................    7,191
                                                                                                           ---------
                                                                                                              18,137
                                                                                                           ---------

Financing activities
     Increase in long-term debt ...........................................................................    4,186
     Repayment of long-term debt ..........................................................................   (3,187)
     Decrease in non-controlling interest .................................................................   (2,608)
     Issue of common shares ...............................................................................    4,047
                                                                                                           ---------
                                                                                                               2,438
                                                                                                           ---------

Investing activities
     Acquisition of fixed assets ..........................................................................  (13,058)
     Proceeds from sale of fixed assets ...................................................................    1,018
                                                                                                           ---------
                                                                                                             (12,040)
                                                                                                           ---------

Increase in cash ..........................................................................................    8,535
Cash - beginning of period ................................................................................   17,730
                                                                                                           ---------
Cash - end of period ......................................................................................C$ 26,265
                                                                                                           =========

     Represented by -
     Cash and short-term deposits .........................................................................C$ 28,438
     Bank indebtedness ....................................................................................   (2,173)
                                                                                                           ---------
                                                                                                           C$ 26,265
                                                                                                           =========




            The Notes to Condensed Consolidated Financial Statements
               are an integral part of these Financial Statements.

                               CIRCO CRAFT CO INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


 1.   BASIS OF PRESENTATION

     General

     The consolidated financial statements have been prepared in accordance with accounting policies generally accepted in Canada.

     Interim Financial Presentation

     The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 1996, do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

                          VIASYSTEMS TECHNOLOGIES CORP.
                        (FORMERLY MICROELECTRONICS GROUP,
                        INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         Three Months       Nine Months
                                                            Ended             Ended
                                                         September 30,     September 30,
                                                             1996              1996
                                                         -------------     -------------

Net Sales ........................................         $  89,427          $ 260,726

Operating expenses:
     Cost of goods sold ..........................            65,490            195,387
     Selling, general and administrative .........             6,990             23,456
     Research and development ....................             2,019              6,118
     Depreciation and amortization ...............             4,987             15,514
                                                           ---------          ---------
         Operating income ........................             9,941             20,251

Other income (expenses):
     Other income ................................                24                588
     Interest expense ............................              (277)              (638)
                                                           ---------          ---------
     Income before income taxes ..................             9,688             20,201

Provision for income taxes .......................             3,875              8,080
                                                           ---------          ---------
     Net income ..................................         $   5,813          $  12,121
                                                           =========          =========








         See accompanying notes to condensed statements of operations.

                          VIASYSTEMS TECHNOLOGIES CORP.
                        (FORMERLY MICROELECTRONICS GROUP,
                        INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.)
                   NOTES TO CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.    BACKGROUND AND BASIS OF PRESENTATION:

     Pursuant to an Acquisition Agreement (the "Agreement") dated November 26, 1996, between Viasystems Technologies Corp. ("Viasystems Technologies"), a wholly owned subsidiary of Group and Lucent Technologies, Inc. ("Lucent"), Viasystems Technologies agreed to acquire certain assets and assume certain liabilities from the Microelectronics Group, Interconnection Technologies Unit (the "Business") of Lucent in exchange for consideration totaling $200,000. The Business designs, manufactures and markets printed circuit boards, backpanels and related products and components for the telecommunications and computer-related markets. The effective date of the Agreement was December 1, 1996.

     The Business' statements of operations are derived from the historical books and records of the Microelectronics Group, Interconnection Technologies Unit of Lucent and present the results of operations of the Business related to the acquisition by Viasystems Technologies. The historical operating results may not be indicative of the results after the acquisition by Viasystems Technologies. No statement of cash flows has been presented since any computation of historical cash flow data for the Business would be based on arbitrary assumptions of the financial information necessary to prepare such data and, in the opinion of management, would not be meaningful.

     The Business' statements of operations include allocations of certain expenses that have historically been accounted for by Lucent based on allocation methods that depend on the nature of the account. For those costs that are labor intensive, such as research and development, allocations are made based on forecasted head count percentages. Most other costs are allocated based on forecasted sales. Many of the marketing and sales costs are negotiated each year between the department providing the service and the individual business unit. The percentage of the negotiated cost of the business unit to the total negotiated cost for that service is applied to the actual cost each month and allocated to the individual business units. A portion of the operating expenses are incurred at the Richmond Works location, particularly product management, transportation and local research and development. These expenses are allocated to the Business using estimates calculated by the department's manager. Some transportation expense is based on specific service contracts when they can be identified.

     Allocated expenses include certain direct and indirect selling, marketing, and research and development costs from the Microelectronics Group and services from Lucent. Services from Lucent represent the allocated costs for services such as employee benefits, human resources, labor relations, corporate tax and business planning and overhead expenses, public relations, legal services, environmental management, data processing and training.

     Lucent's management believes that these allocations are based on assumptions that are reasonable under the circumstances. However, these allocations are not necessarily indicative of the costs and expenses that would have resulted if the Business has been operated as a separate entity.

                          VIASYSTEMS TECHNOLOGIES CORP.
                        (FORMERLY MICROELECTRONICS GROUP,
                        INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.)
            NOTES TO CONDENSED STATEMENTS OF OPERATIONS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




     The allocations and other components of cost of goods sold and selling, general and administrative expenses are as follows:

                                               Three Months      Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                                   1996             1996
                                               -------------    -------------

Allocated cost of goods sold ...........         $  1,170         $  4,977
Other cost of goods sold ...............           64,320          190,410
                                                 --------         --------
                                                 $ 65,490         $195,387
                                                 ========         ========

Allocated selling expense ..............         $  1,122         $  3,370
Other selling expense ..................              638            2,098
Allocated general and administrative ...            2,286            7,771
Other general and administrative .......            2,944           10,217
                                                 --------         --------
                                                 $  6,990         $ 23,456
                                                 ========         ========

Allocated research and development .....         $   --           $   --
Other research and development .........            2,019            6,118
                                                 --------         --------
                                                 $  2,019         $  6,118
                                                 ========         ========


2.   UNAUDITED INTERIM STATEMENTS

     The unaudited statements of operations for the three and nine months ended September 30, 1996 do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

                                FORWARD GROUP PLC
                 CONDENSED CONSOLIDATED PROFIT AND LOSS ACCOUNTS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)


                                                             Three months      Nine months      Three months
                                                                 ended            ended             ended
                                                             September 30,    September 30,       March 31,
                                                                 1996             1996              1997
                                                             -------------    -------------       ---------
Turnover
     Continuing operations ............................         L23,821          L73,020          L25,287
     Acquisitions .....................................           4,623            5,323             --
                                                                -------          -------          -------
                                                                 28,444           78,343           25,287
                                                                -------          -------          -------

Operating profit
     Continuing operations ............................             322            7,569            2,853
     Acquisitions .....................................             641              690             --
                                                                -------          -------          -------
                                                                    963            8,259            2,853

     Expenses related to sale .........................            --               --             (1,318)
     Net interest payable .............................            (336)            (690)            (381)
                                                                -------          -------          -------

Profit on ordinary activities before taxation .........             627            7,569            1,154
Tax on profit on ordinary activities ..................            (213)          (2,504)            (833)
                                                                -------          -------          -------
Profit for the financial period .......................             414            5,065              321
                                                                -------          -------          -------
Dividends .............................................            (545)            (545)            --
                                                                -------          -------          -------
Retained profit for the financial period ..............         L  (131)         L 4,520          L   321
                                                                =======          =======          =======







            The Notes to Condensed Consolidated Financial Statements
               are an integral part of these Financial Statements.

                                FORWARD GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)


                                                                Nine Months     Three Months
                                                                   Ended            Ended
                                                               September 30,      March 31,
                                                                   1996             1997
                                                               -------------      ---------

Net cash inflow from operating activities .............         L10,935          L 3,173
Returns on investments and serving of finance
     Interest received ................................              80                8
     Interest paid ....................................            (701)            (332)
     Dividends paid ...................................          (1,090)            (552)
                                                                -------          -------
Net cash outflow from returns on investments
     and serving of finance ...........................          (1,711)            (876)
UK tax paid ...........................................            (109)            (162)
Investing activities
     Purchase of tangible fixed assets ................          (6,097)            (488)
     Acquisition of business (net of cash
         and cash equivalents acquired) ...............          (9,639)            --
                                                                -------          -------
Net cash inflow/(outflow) from
     investing activities .............................         (15,736)            (488)
                                                                -------          -------
Net cash inflow/(outflow) before financing ............          (6,621)           1,647
Financing
     Issue of ordinary share capital ..................            --                 78
     Repayment of bank loan ...........................            (540)            (180)
     Capital element of hire purchase
         and finance lease payments ...................          (1,667)            (734)
                                                                -------          -------

Net cash (outflow)/inflow from financing ..............          (2,207)            (836)
                                                                -------          -------

Net increase/(decrease) in cash and
     cash equivalents .................................         L(8,828)         L   811
                                                                =======          =======









            The Notes to Condensed Consolidated Financial Statements
               are an integral part of these Financial Statements.

                                FORWARD GROUP PLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)

 1.   BASIS OF PRESENTATION

     Accounting convention

     The financial statements are prepared in accordance with applicable United Kingdom accounting standards.

     Consolidated Financial Data

     The consolidated financial statements for the three and nine months ended September 30, 1996 and the three months ended March 31, 1997 are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations have been included.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
                 CONDENSED CONSOLIDATED PROFIT AND LOSS ACCOUNTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)
                                   (UNAUDITED)

                                                   Three months       Nine months     Three months
                                                       ended             ended           ended
                                                   September 27,     September 27,      April 4,
                                                       1996              1996             1997
                                                   -------------     -------------      --------

Turnover ....................................         L31,715          L93,549          L38,266
     Cost of sales ..........................          23,938           71,640           33,711
                                                      -------          -------          -------
     Gross profit ...........................           7,777           21,909            4,555
     Distribution costs .....................             278              947              525
     Administrative expenses ................           2,993            6,992            1,557
                                                      -------          -------          -------
                                                        4,506           13,970            2,473
     Other operating income .................            --               --                 44
                                                      -------          -------          -------

Operating profit ............................           4,506           13,970            2,517

     Interest receivable ....................              83               83               48
     Interest payable .......................            (176)            (616)            (308)
                                                      -------          -------          -------

Profit on ordinary activities
     before taxation ........................           4,413           13,437            2,257
     Tax on ordinary activities .............           1,905            5,988              668
                                                      -------          -------          -------

Profit for the year after taxation ..........           2,508            7,449            1,589
     Dividends ..............................              93              293              150
                                                      -------          -------          -------
Retained profit for the period ..............         L 2,415          L 7,156          L 1,439
                                                      =======          =======          =======








            The Notes to Condensed Consolidated Financial Statements
               are an integral part of these Financial Statements.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)


                                                               Nine Months     Three Months
                                                                  Ended            Ended
                                                              September 27,      April 4,
                                                                  1996             1997
                                                              -------------    ------------

Net cash inflow from operating activities .............         L21,152          L12,430
Returns on investments and servicing of finance
     Interest paid ....................................            (589)             (13)
     Interest received ................................              83               48
     Dividends paid to parent company shareholders ....            (350)            (150)
                                                                -------          -------

Net cash outflow from returns on investments
     and servicing of finance .........................            (856)            (115)
                                                                -------          -------

Taxation
     Corporation tax paid .............................          (1,952)          (4,072)
                                                                -------          -------

Tax paid ..............................................          (1,952)          (4,072)
                                                                -------          -------

Investing activities:
     Payments to acquire tangible fixed assets ........         (11,333)          (9,490)
                                                                -------          -------
Net cash outflow from investing activities ............         (11,333)          (9,490)
                                                                -------          -------
Net cash inflow/(outflow) before financing ............         L 7,011          L(1,247)
                                                                =======          =======

Financing
     New loans ........................................             (14)          (6,089)
     Repayment of loans ...............................             604              529
     Repayment of finance leases ......................           1,973              331
                                                                -------          -------
Net cash outflow/(inflow) from financing ..............           2,563           (5,229)
Increase in cash and cash equivalents .................          (4,448)           3,982
                                                                -------          -------
                                                                L 7,011          L(1,247)
                                                                =======          =======




            The Notes to Condensed Consolidated Financial Statements
               are an integral part of these Financial Statements.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Accounting convention

     The financial statements are prepared in accordance with applicable United Kingdom accounting standards.

     Condensed Consolidated Financial Data

     The condensed consolidated financial statements for the three and nine months ended September 27, 1996 and the three months ended April 4, 1997 are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations have been included.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Viasystems Group, Inc. ("Group") was formed in August 1996 to make strategic acquisitions of PCB manufacturers and backpanel assemblers and to integrate those acquisitions into a global enterprise that is the preferred manufacturer and marketer of PCBs and backpanels. In October 1996, Group completed the acquisition of Circo Craft Co. Inc. ("Circo Craft"), a rigid PCB manufacturer, and in December 1996, Viasystems Technologies Corp. ("Viasystems Technologies") a wholly owned subsidiary of Group acquired substantially all the assets of the Microelectronics Group, Interconnection Technologies Unit of Lucent Technologies Inc. (the "Lucent Division"). The combination of Circo Craft and the former Lucent Division created one of the largest independent manufacturers of PCBs and backpanels in North America. Prior to its acquisition by Viasystems Technologies, the Lucent Division was a captive supplier of Lucent Technologies. Accordingly, its historical results of operations are not indicative of the results of operations to be expected for a stand-alone enterprise.

     In April 1997, an affiliate of Group's stockholders acquired Forward Group PLC ("Forward"), a rigid PCB manufacturer located in the United Kingdom. Subsequently, Group acquired Forward from the stockholder affiliate. Concurrently with that transaction, Group organized Viasystems, Inc. ("Viasystems") as its direct subsidiary and, on April 10, 1997, contributed to it the capital stock of Circo Craft, Viasystems Technologies, and PCB Acquisition Limited (the acquisition parent of Forward). Prior to the contribution of this capital by Group, Viasystems had no operations of its own. The discussion included herein of the Company represents the results of operations of Viasystems and its subsidiaries subsequent to the capital contribution by Group and of Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems.

     Also in April 1997, an affiliate of Group's stockholders established Chips Holdings, Inc., which, in turn, acquired Interconnection Systems (Holdings) Limited ("ISL"), a rigid PCB manufacturer located in the United Kingdom. In June 1997, Chips Holdings, Inc. merged with Group and the subsidiaries of Chips Holdings, Inc., including ISL, became subsidiaries of Viasystems and certain of its subsidiaries. Group assumed the $437.5 million of notes payable which were incurred by Chips Holdings, Inc. (the "Chips Loan Notes") to finance the ISL acquisition.

     Each of Group, Circo Craft, Viasystems Technologies, Forward and ISL are predecessors of Viasystems. A discussion of the results of operations for each of the separate entities follows the discussion below relating to the Company. The separate results of each entity are impacted by a number of factors including target markets, customers, and local economies. Differing demand for printed circuit boards in general and demand for different technologies of printed circuit boards may not be consistent for each of the predecessor entities acquired. The Company believes that the combination of the predecessor entities will provide it with a significant advantage in managing its operations to meet demand. The discussion of the results of operations of the separate entities has been prepared based upon the results of each of the separate entity in accordance with the local GAAP of the entity and should be read in conjunction with financial statements and notes thereto of Viasystems, Circo Craft, Viasystems Technologies, Forward and ISL, all of which are included elsewhere herein.

RESULTS OF OPERATIONS

THE COMPANY

     Viasystems is a wholly owned subsidiary of Group. Viasystems was formed on April 2, 1997, as a subsidiary of Group. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries - Circo Craft, Viasystems Technologies, and PCB Acquisition Limited (the acquisition parent of Forward). Prior to the contribution of this capital by Group, Viasystems had no operations of its own. The discussion included herein of the Company represents the results of operations of Viasystems and its subsidiaries subsequent to the capital contribution by Group and of Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems.

     The following table presents statement of operations data of the Company on a historical basis and expressed as percentage of net sales.

                                                                        Three Months Ended                Nine Months Ended
                                                                        September 30, 1997                September 30, 1997
                                                                        ------------------                ------------------
                                                                                       (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales ..................................................         $ 216,828           100.0%       $ 563,520            100.0%
Cost of goods sold .........................................           150,929            69.6          405,577             72.0
Selling, general and administrative expenses ...............            20,699             9.5           52,550              9.3
Depreciation and amortization ..............................            26,860            12.4           73,163             13.0
Write-off of acquired in-process research and
   development (1) .........................................              --               0.0          294,500             52.3
                                                                     ---------           -----        ---------            -----
      Operating loss .......................................         $  18,340             8.5%       $(262,270)           (46.5)%
                                                                     =========           =====        =========            =====

     (1) Represents charges relating to the write-off of acquired in-process research and development costs associated with the acquisitions of Circo Craft, the Lucent Division, Forward and ISL. The write-off related to acquired research and development for projects that do not have a future alternative use. See "Notes to Condensed Consolidated Financial Statements" of Viasystems.


Three Months Ended September 30, 1997

     The Company's net sales for the three months ended September 30, 1997 were $216.8 million and cost of goods sold were $150.9 million, or 69.6% of net sales. Selling, general and administrative expenses for the same period were $20.7 million, or 9.5% of net sales.

Nine Months Ended September 30, 1997

     The Company's net sales for the nine months ended September 30, 1997 were $563.5 million and cost of goods sold were $405.6 million, or 72.0% of net sales. Selling, general and administrative expenses for the same period were $52.6 million, or 9.3% of net sales.

     The Company believes that the operating results of Viasystems are not comparable to the operating results expected to be achieved in the future due to, among other things, the acquisitions of Circo Craft, the Lucent Division, Forward, and ISL and the completed debt and equity offerings. The Company believes that, due to the acquisitions, sales in subsequent periods will increase from that reported for the nine months ended September 30, 1997.

CIRCO CRAFT

     The following table presents, in accordance with Canadian GAAP, statement of operations data of Circo Craft on a historical basis and expressed as a percentage of net sales.

                                                                   Three Months Ended               Nine Months Ended
                                                                   September 30, 1996               September 30, 1996
                                                                   ------------------               ------------------
                                                                                   (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales .............................................         C$44,329           100.0%        C$129,633         100.0%
Cost of goods sold ....................................           33,632            75.9           101,532          78.3
Selling, general and administrative expenses ..........            2,265             5.1             7,969           6.2
Depreciation and amortization .........................            3,436             7.8             8,456           6.5
                                                                --------           -----         ---------         -----
      Operating income ................................         C$ 4,996            11.3%        C$ 11,676           9.0%
                                                                ========           =====         =========         =====


Three Months Ended September 30, 1996

     Net sales and cost of goods sold for the three months ended September 30, 1996, were C$44.3 million and C$33.6 million, respectively. As a percentage of sales, cost of goods sold for the nine months ended September 30, 1996, was 75.9%. Selling, general and administrative expenses for the nine months ended September 30, 1996, of C$2.3 million represented 5.1% expressed as a percentage of sales.

Nine Months Ended September 30, 1996

     Net sales and cost of goods sold for the nine months ended September 30, 1996, were C$129.6 million and C$101.5 million, respectively. As a percentage of sales, cost of goods sold for the nine months ended September 30, 1996, was 78.3%. Selling, general and administrative expenses for the nine months ended September 30, 1996, were C$8.0 million represented 6.1% expressed as a percentage of sales.


VIASYSTEMS TECHNOLOGIES

     The following table presents statement of operations data of Viasystems Technologies on a historical basis and expressed as a percentage of net sales.

                                                                    Three Months Ended               Nine Months Ended
                                                                    September 30, 1996               September 30, 1996
                                                                    ------------------               ------------------
                                                                                  (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales .............................................         $ 89,427           100.0%       $260,726           100.0%
Cost of goods sold ....................................           65,490            73.2         195,387            74.9
Selling, general and administrative expenses ..........            9,009            10.1          29,574            11.3
Depreciation and amortization .........................            4,987             5.6          15,514             6.0
                                                                --------           -----        --------           -----
      Operating income ................................         $  9,941            11.1%       $ 20,251             7.8%
                                                                ========           =====        ========           =====

Three Months Ended September 30, 1996

     Net sales for the three months ended September 30, 1996 were $89.4 million and cost of goods sold were $65.5 million, or 73.2% of net sales. Selling, general and administrative expenses for the same period were $9.0 million, or 10.1% of net sales.

Nine Months Ended September 30, 1996

     Net sales for the nine months ended September 30, 1996 were $260.7 million and cost of goods sold were $195.4 million, or 74.9% of net sales. Selling, general and administrative expenses for the same period were $29.5 million, or 11.3% of net sales.


FORWARD

     The following table presents, in accordance with U.K. GAAP, statement of operations data of Forward on a historical basis and expressed as a percentage of net sales.

                                        Three Months Ended       Nine Months Ended         Three Months Ended
                                        September 30, 1996       September 30, 1996          March 31, 1997
                                        ------------------       ------------------        ------------------
                                                        (Pounds sterling in thousands)
STATEMENT OF OPERATIONS DATA:
Net Sales .........................    L28,444       100.0%      L78,343       100.0%      L25,287       100.0%
Cost of goods sold ................     23,124        81.3        59,950        76.5        18,938        74.9
Selling, general and administrative
   expenses .......................      3,140        11.0         7,059         9.0         2,271         9.0
Depreciation and amortization .....      1,324         4.7         3,303         4.2         1,265         5.0
                                       -------       -----       -------       -----       -------       -----
Operating income ..................    L   856         3.0%      L 8,031        10.2%      L 2,813        11.1%
                                       =======       =====       =======       =====       =======       =====


Three Months Ended March 31, 1997

     Net sales for the three months ended March 31, 1997 were L25.3 million and cost of goods sold were L18.9 million, or 74.9% of net sales. Selling, general and administrative expenses for the same period were L2.3 million, or 9.0% of net sales.

Three Months Ended September 30, 1996

     Net sales for the three months ended September 30, 1996 were L28.4 million and cost of goods sold were L23.1 million, or 81.3% of net sales. Selling, general and administrative expenses for the same period were L3.1 million, or 11.0% of net sales.

Nine Months Ended September 30, 1996

     Net sales for the nine months ended September 30, 1996 were L78.3 million and cost of goods sold were L60.0 million, or 76.5% of net sales. Selling, general and administrative expenses for the same period were L7.1 million, or 9.0% of net sales.

ISL

     The following table presents, in accordance with U.K. GAAP, statement of operations data of ISL on a historical basis and expressed as a percentage of net sales.

                                                  Three Months Ended        Nine Months Ended         Three Months Ended
                                                  September 27, 1996       September 27, 1996           April 4, 1997
                                                 -------------------       ------------------         ------------------
                                                                     (Pounds sterling in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales ...................................    L31,715       100.0%      L93,549       100.0%      L38,266       100.0%
Cost of goods sold ..........................     19,570        61.7        58,570        62.6        28,848        75.4
Selling, general and administrative
   expenses .................................      3,136         9.9         7,535         8.1         1,895         5.0
Depreciation and amortization ...............      4,503        14.2        13,474        14.4         5,050        13.2
                                                 -------       -----       -------       -----       -------       -----
Operating income ............................    L 4,506        14.2%      L13,970        14.9%      L 2,473         6.5%
                                                 =======       =====       =======       =====       =======       =====


Three Months Ended April 4, 1997

     Net sales for the three months ended April 4, 1997 were L38.3 million and cost of goods sold were L28.8 million, or 75.4% of net sales. Cost of goods sold as a percentage of sales was abnormally high during the three months ended April 4, 1997, primarily due to a special write-off of certain boards which were scrapped since the boards failed to meet customers specifications. The Company does not believe that the cost of goods sold percentage incurred during the three months ended April 4, 1997, is indicative of a future trend. Selling, general and administrative expenses for the same period were L1.9 million, or 5.0% of net sales.

Three Months Ended September 27, 1996

     Net sales for the three months ended September 30, 1996 were L31.7 million and cost of goods sold were L19.6 million, or 61.7% of net sales. Selling, general and administrative expenses for the same period were L3.1 million, or 9.9% of net sales.

Nine Months Ended September 27, 1996

     Net sales for the nine months ended September 27, 1996 were L93.5 million and cost of goods sold were L58.6 million, or 62.6% of net sales. Selling, general and administrative expenses for the same period were L7.5 million, or 8.1% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements will be for debt service requirements, working capital needs and capital expenditures. In addition, the acquisition of other businesses by the Company in the future likely would require external sources of debt and/or equity financing.

     For the nine months ended September 30, 1997, net cash provided by operating activities was $30.8 million. For the same period the Company used approximately $225.9 million in investing activities primarily for the Forward Acquisition. The Forward Acquisition was funded primarily through the issuance of a $216.0 million bridge loan. The ISL acquisition, which was also completed during the nine months ended September 30, 1997, was funded almost entirely with notes payable to the selling stockholders. The Company also completed a $400.0 million offering of 9 3/4% Senior Subordinated Notes due 2007 (the "Offering"). The proceeds from the Offering were used to pay down the $216.0 million bridge loan plus interest and approximately $171.6 million of existing bank debt plus interest. The Company incurred approximately $34.5 million of financing fees related to the various financing activities.

PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits
                    27.1 - Financial data schedule of Viasystems, Inc.

              (b)   Reports on Form 8-K
                    No reports on Form 8-K were filed for the three months ended September 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    VIASYSTEMS, INC.

Dated: December 1, 1997             By:       /s/  JAMES N. MILLS
                                              --------------------------------
                                    Name:     James N. Mills
                                    Title:    Chairman of the Board and
                                              Chief Executive Officer



                                    By:       /s/  DAVID M. SINDELAR
                                              --------------------------------
                                    Name:     David M. Sindelar
                                    Title:    Senior Vice President

                                EXHIBIT INDEX







EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

27.1                      Financial Data Schedule
