Form 10-K405
period 1997-12-31
VIASYSTEMS INC
filed 1998-03-31
CIK 1041380

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   333-29727
                            (Commission File Number)

                                VIASYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   43-177752
                      (I.R.S. Employer Identification No.)

                             101 SOUTH HANLEY ROAD
                           ST. LOUIS, MISSOURI 63105
                                 (314) 727-2087
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.)

     NO ESTABLISHED PUBLISHED TRADING MARKET EXISTS FOR THE COMMON STOCK, PAR VALUE $.01 PER SHARE, OF VIASYSTEMS, INC. ALL THE OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF VIASYSTEMS, INC. ARE HELD BY VIASYSTEMS GROUP, INC.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AT
                   CLASS                                       MARCH 16, 1998
                   -----                                       --------------
                Common Stock                                       1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                                     PART I
                        CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

     Information set forth in this Annual Report on Form 10-K regarding expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements relating to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Factors that could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements are discussed at greater length herein. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 1. BUSINESS

THE COMPANY

     Viasystems, Inc. is a wholly owned subsidiary of Viasystems Group, Inc. ("Viasystems Group"), a holding company. Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and Mills & Partners, Inc. ("Mills & Partners") formed Viasystems Group in August 1996 to make strategic acquisitions of printed circuit board ("PCB") manufacturers and backplane assemblers and to integrate those acquisitions into a global enterprise that is the preferred manufacturer and marketer of PCBs and backplanes.

     In October 1996, Viasystems Group completed the acquisition of Circo Craft Co. Inc. ("Circo Craft"), a rigid PCB manufacturer with operations in Canada and Puerto Rico, and in December 1996, Viasystems Technologies Corp. ("Viasystems Technologies"), a wholly owned subsidiary of Viasystems Group, acquired substantially all assets of the Interconnection Technologies Unit of the Microelectronics Group (the "Lucent Division") of Lucent Technologies. The combination of Circo Craft and the former Lucent Division created one of the largest independent manufacturers of PCBs and backplanes in North America.

     In April 1997, an affiliate of Hicks Muse acquired Forward Group PLC ("Forward Group"), a rigid PCB manufacturer located in the United Kingdom. Subsequently, Viasystems Group acquired Forward Group from the Hicks Muse affiliate. On April 2, 1997, Viasystems, Inc. was formed as a subsidiary of Viasystems Group. On April 10, 1997, Viasystems Group contributed (the "Contribution") to Viasystems, Inc. all of the capital of its then existing subsidiaries -- Circo Craft, Viasystems Technologies, and PCB Acquisition Limited (the acquisition parent of Forward Group). Prior to the Contribution, Viasystems, Inc. had no operations of its own. Also in April 1997 and subsequent to the formation of Viasystems, Inc. and the Contribution, another affiliate of Hicks Muse, Chips Holdings, Inc. ("Chips Holdings"), acquired Interconnection Systems (Holdings) Limited ("Chips"). Viasystems Group subsequently acquired Chips Holdings, which merged into Viasystems Group (the "Chips Merger"), and Chips and its operating subsidiaries became indirect wholly-owned subsidiaries of Viasystems, Inc.

     The discussion included herein of Viasystems or the Company represents the results of operations of Viasystems, Inc. and its subsidiaries subsequent to the Contribution by Viasystems Group and of Viasystems Group and its subsidiaries prior to the Contribution of such subsidiaries to Viasystems, Inc.

     The Company believes it is the one of the largest manufacturers and marketers of PCBs and backplanes in the world. PCBs are the basic platforms used to interconnect microprocessors, integrated circuits and other components essential to the functioning of virtually all electronic systems, ranging from sophisticated computers and industrial products to basic household appliances. Backplanes are used in electronic systems to distribute and ground power, to connect PCBs, power supplies and other elements, and to relay information into and out of electronic systems. The Company supplies over 800 customers globally, serving, among others, the telecommunications, computer, automotive, industrial and instrumentation, military, and consumer electronics industries. As of December 31, 1997, the Company had 16 manufacturing facilities, strategically located in North America and Europe, including one of the world's largest PCB and backplane manufacturing plants.

MARKETS AND CUSTOMERS

     The Company designs, develops and manufactures products which it supplies to more than 800 customers worldwide. The Company provides double-sided PCBs, multilayer PCBs and backplanes to its diverse customer base. The Company's position as a strategic supplier of quick-turnaround prototype and medium to high volume PCBs and backplane assembly fosters close relationships with customers. These relationships result in additional growth opportunities as the Company has the capabilities and capacity to meet its customers' wide range of needs.

     The Company has a unique, long-term supplier relationship with Lucent Technologies, one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. In connection with the Lucent Division acquisition in December 1996, Lucent Technologies and the Company have into a five-year supply agreement, through Viasystems Technologies, pursuant to which substantial revenues may be derived. Sales to Lucent Technologies by the Company for the period from inception (August 28, 1996) to December 31, 1996, and for the year ended December 31, 1997 were $13.6 million and $310.1 million, respectively. Lucent Technologies accounted for approximately 27.0% and 39.0% of the Company's net sales for the period from inception (August 28, 1996) to December 31, 1996, and for the year ended December 31, 1997, respectively. The supply agreement contains automatic renewal provisions for two additional one-year periods upon the Company's satisfaction of certain specified performance requirements for cost, quality and service. Under the agreement, Lucent Technologies is required to purchase a minimum annual dollar volume of PCBs and backplanes from the Company, and is required to compensate the Company if Lucent Technologies fails to purchase such minimum annual dollar volume. The agreement requires that by January 1, 1999 the Company's prices for products supplied shall be reduced to an agreed upon benchmark standard. After the expiration of the two additional annual renewal periods, the agreement continues to renew unless either party terminates the agreement on 18 months notice. Lucent Technologies has also designated the Company as a preferred supplier and afforded it the right to bid for all of Lucent Technologies' product requirements for which the Company demonstrates capability.

     The following table shows the Company's net sales and percentage of its net sales to the principal end-user markets it serves:

                                                                  DECEMBER 31,
                          MARKETS                                     1997
                          -------                             ---------------------
                                                              (DOLLARS IN MILLIONS)
Telecommunications..........................................  $532.4          66.9%
Automotive..................................................    80.4          10.1
Computer....................................................    67.2           8.5
Industrial..................................................    61.9           7.8
Military....................................................    12.8           1.6
Other.......................................................    40.6           5.1
                                                              ------         -----
          Total.............................................  $795.3         100.0%
                                                              ======         =====

PRODUCTS AND SERVICES

     The Company's offering of products and services includes the following:

     Design and Development. The Company provides design and engineering assistance to customers in the early stages of product development to assure that both mechanical and electrical considerations are integrated to achieve a high quality and cost-effective product. Through development groups located at various facilities, the Company identifies, develops and markets new technologies that it believes will benefit its customers. These development groups work closely with customers during all stages of product life-cycles. For instance, process design changes and refinements required for volume production are identified and implemented prior to production. The Company also evaluates customer designs in light of manufacturing considerations and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase manufacturing yields or the quality of finished PCBs.

     Quick-Turnaround Prototype. Prototypes typically require lead times of three to seven days, although lead times can be as short as 24 hours. The Company provides quick-turnaround prototype services to customers to facilitate their testing of products in development. Prototype development at the Company has included multilayer PCBs of up to 24 layers, embedded discrete components, and various high performance substrates for the high frequency microwave market.

     Pre-Production. Pre-production is the manufacture of limited quantities of PCBs and backplanes during the transition period from prototype to volume production. Pre-production generally requires quick-turnaround delivery to accommodate time-to-volume pressures or as a temporary solution for unpredictable customer demands.

     Medium to High Volume Production. Volume production is characterized by longer lead times and increased emphasis on lower cost as the product moves to full-scale commercial production. As customers increasingly demand a quick transition from prototype to volume production, few independent manufacturers can provide complex PCBs of 18 or more layers in the volume provided by the Company's larger facilities. The Company operates nine facilities that have medium and/or high volume PCB production capabilities.

     Backplanes. Backplanes are generally larger and thicker PCBs on which connectors, pins and other components are mounted to interconnect PCBs, integrated circuits and other electronic components. The Company incorporates its own PCBs in backplanes to provide customers with a high level of PCB technology on a quick-turnaround and volume basis.

     Specialty Production. The Company manufactures the following specialty products in quick-turnaround and medium to high volume quantities:

          High-Performance PCBs. High-performance PCBs are used in electronic products that require high frequency interconnect solutions, such as cellular phone base stations and other telecommunications products, and are manufactured using specialty materials with properties that address the need for higher operating temperatures, higher frequencies and increased density. The Company has the expertise and specialized engineering processes required to manufacture high-performance PCBs with a broad range of materials and technological requirements.

          PCMCIA Products. Personal Computer Memory Card Industry Association ("PCMCIA") products are credit card-sized, plug-in PCBs, a significant portion of which are memory and communication cards tailored to the mobile computing market. PCMCIA production requires the ability to produce very thin, dense packaging.

MANUFACTURING PROCESSES

     The production of PCBs involves a variety of manufacturing disciplines, including mechanical operations (such as lamination, drilling and routing), chemical operations (such as copper deposition and etching), and graphics operations (such as phototool generation, photoprinting and screen printing). Much of the equipment is automated and highly specialized.

     The Company's customers require that their suppliers be qualified under various industry standards, for manufacture of PCBs, including Bellcore standards for telecommunications products, and UL (Underwriters Laboratories) standards for electronics. All of the Company's facilities are ISO-9002 certified. This certification facilitates worldwide acceptance of the Company's products. ISO-9002 certification is based on successful implementation of certain quality assurance requirements and includes ongoing monitoring of the Company's business and periodic compliance audits conducted by an independent quality assessor.

     The Company's primary manufacturing processes are described below:

     Drilling. Complex multilayer PCBs require large numbers of small (less than 0.019 inches) holes in order to interconnect the various PCB layers.

     Automatic Plating. The Company has custom designed, computer controlled plating lines that are capable of plating significant volumes of high quality PCBs. The plating lines are installed above a special purpose basement where chemicals are prepared and pumped to the manufacturing lines, chemical wastes are pre-processed and water is pre-treated and recycled.

     Automatic Optical Inspection ("AOI") and Electrical Test ("ET") Equipment. Because defects in complex circuitry cannot be readily detected by conventional visual inspection, sophisticated AOI and ET equipment is necessary to improve yields and reduce the potential for customer returns.

     Surface Mount Technology. The Company incorporates the use of surface mount technology to achieve greater component packaging densities. Surface mount technology allows components to be soldered to the surface of a PCB. The traditional through-hole technique requires components to be affixed to PCBs by inserting leads through the board. The use of surface mount technology has facilitated several overall improvements in PCBs, including: (i) the miniaturization of PCBs; (ii) end-user innovations using smaller and more complex designs; and (iii) more reliable interconnection within the PCB.

SALES AND MARKETING

     The Company places a high priority on identifying and responding to its customers' requirements on a timely basis. In order to ensure that the Company is best positioned to respond to these requirements, it has developed a sales and marketing strategy that utilizes global account managers, a highly trained Company-employed direct sales force and independent manufacturers' representatives. This global sales organization is structured to ensure geographic coverage and account coordination.

     As of December 31, 1997, the Company employed 99 sales and marketing employees, of which 22 were direct sales representatives strategically located throughout 13 countries in North America, Europe, the Middle East and South Africa. The Company is also represented by 19 manufacturers' representative organizations in North America. The North American sales organization is divided into 5 regions which are jointly serviced by direct sales representatives and manufacturers' representatives. In Europe, the Company's sales force is organized by country and, for specialty products, by customer. In both North America and Europe, a staff of sales engineers, technical service personnel and customer service organizations supports the sales organization to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

INTERNATIONAL OPERATIONS

     Approximately 37% of the Company's 1997 sales originated outside of North America, primarily in Europe. As of December 31, 1997, the Company had manufacturing facilities in the U.K., a backplane assembly facility in Spain, and sales offices in Sweden, France, Germany and South Africa. The Company believes that its global presence is important as it allows the Company to provide consistent, quality products on a timely basis to its multinational customers worldwide. See Note 13 of the Company's Consolidated Financial Statements for geographic region information and Note 19 of the Company's Financial Statements for subsequent acquisitions in Holland, Sweden and Italy.

     The Company is subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect the Company's results of operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Item 7 hereof.

RAW MATERIALS AND SUPPLIER RELATIONSHIPS

     The Company orders materials and supplies based on purchase orders received and accepted and seeks to minimize its inventory of materials that are not identified for use in filling specific orders. Raw materials used in the Company's products consist mainly of inorganic chemicals, copper foil, copper clad epoxy glass laminate, epoxy glass prepreg and dryfilm resist. The Company has undertaken a cost containment project whereby it is reducing the number of raw material vendors and obtaining cost reductions by agreeing to increase volumes of raw material purchases from specified vendors. This project's effectiveness has been enhanced by the Company's size and worldwide presence. Although the Company uses a select group of suppliers, the materials used in manufacturing PCBs are generally readily available in the open market. The Company works with its suppliers to develop just-in-time supply systems reduce inventory carrying costs. The Company also maintains a Supplier Certification Program to evaluate potential vendors on the basis of such factors as quality, on-time delivery, cost, technical capability, and potential technical advancement. In addition, the Company works closely with certain of its suppliers to improve the raw materials used in PCB and backplane production. Although adequate amounts of raw materials have been available in the past, there can be no assurances this will continue in the future. The Company purchases significant quantities of pins and similar products from Berg Electronics Corp., which is managed by Mills & Partners (see Note 15 to the Notes to Consolidated Financial Statements in Item 8 hereof).

TECHNOLOGY, DEVELOPMENT AND PATENTS

     The Company maintains a strong commitment to research and development, focusing its efforts on enhancing existing product lines as well as developing new products based on the Company's existing technologies and production capabilities. During the period from the Company's inception (August 28, 1996) to December 31, 1996 and the year ended December 31, 1997, the Company's research and development expenditures were $0.5 million and $10.8 million, respectively. In addition, in the Company's acquisitions of Circo Craft and the Lucent Division in 1996 and of Forward Group and Chips in 1997, portions of the purchase prices -- totals of $50.8 million and $294.5 million in 1996 and 1997, respectively -- were assigned to acquired in process research and development and expensed in the Company's statements of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included in Items 7 and 8, respectively, hereof.

     The Company's research and development staff of over 650 experienced engineers, chemists and laboratory technicians works together with the Company's sales staff to identify specific customer and industry needs and develop innovative, high performance solutions which satisfy those needs. This method of product development allows the customer to become a member of the development team, develops close ongoing working relationships between the Company and its customers and, in many instances, permits the Company to gain an in-depth understanding of its customers' businesses, thereby enabling it to better anticipate and serve their needs. The Company also seeks to apply advancements resulting from this process to other high-margin end user markets.

     The Company has developed proprietary techniques and manufacturing expertise, particularly in the area of complex multilayer PCBs. The Company has received certain U.S. and foreign patents, including patents on advanced registration and positioning techniques, solder leveling, drilling and pin insertion, but chooses to rely primarily on trade secret protection. Although such techniques and expertise are subject to misappropriation or obsolescence, the Company intends to continue to develop improved methods, processes and techniques as dictated by the technological needs of the business.

COMPETITION

     The PCB and backplane industry is highly fragmented and characterized by intense competition. The Company believes that its major competitors are the independent and captive producers that manufacture multilayer PCBs and provide backplane and other electronic assemblies.

     The demand for PCBs has continued to be affected by the development of smaller, more powerful electronic components requiring less PCB area but a higher layer count. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the industry. There can be no assurance that the Company will continue to compete successfully against present and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company competes on the basis of product quality, timeliness of delivery, price, customer technical support and its integrated offering from development and design through volume production and backplane assembly.

BACKLOG

     The Company estimates that its backlog of unfilled orders on December 31, 1996 and December 31, 1997, was approximately $50.8 million and $108.5 million, respectively. The increase in backlog in 1997 was due to the 1997 acquisitions of Forward Group and Chips. Unfilled orders may be cancelled prior to delivery; however, such cancellations have historically not been material. Substantially all the backlog as of December 31, 1997, is expected to be filled by March 30, 1998. The backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

ENVIRONMENTAL

     Certain operations of the Company are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that it is in material compliance with applicable environmental laws and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on the Company. Further, the Company is not a party to any claim or proceeding and is not aware of any threatened claim or proceeding under environmental laws, that could, if adversely decided, reasonably be expected to have a material adverse effect. Currently, remedial activities are being undertaken at the Company's facilities in Virginia and Puerto Rico. While the cost of such remediation could be material, the prior owners are conducting the requisite remedial actions pursuant to governmental orders and have agreed to indemnify the Company for costs associated with the remediations. The Company believes that their prior owners are fully capable of performing and will perform under such agreements. Accordingly, the Company does not believe that any of these matters are reasonably likely to have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 7,200 employees. Approximately 2,380 employees, or about 33%, were represented by various unions pursuant to collective bargaining agreements. The Company has not experienced any labor problems resulting in a work stoppage, and believes it has good relations with its employees.

RECENT DEVELOPMENTS

     On January 30, 1998, the Company acquired certain assets and assumed certain liabilities of the PCB production facility of Ericsson Telecom AB ("Ericsson") located in Sweden (the "Ericsson Facility"), for a cash purchase price of approximately $7.0 million. In addition, the company and Ericsson signed a three-year supply agreement whereby Ericsson committed to purchase 40% of its PCB requirements from the Company. On February 17, 1998, the Company acquired Print Service Holding N.V., the holding company parent of Mommers Print Service, B.V. ("Mommers"), a PCB manufacturer located in the Netherlands and specializing in the production of high-volume, medium- to high-complexity PCBs and backplanes, for a purchase price of approximately $59.4 million, including assumed debt. On March 12, 1998, the Company acquired Zincocelere S.p.A. ("Zincocelere"), a PCB manufacturer located in northern Italy and specializing in high volume, medium to high complexity PCB's, for a purchase price of approximately $100.0 million, including assumed debt. The acquisition of the PCB production facility from Ericsson, and the acquisitions of Mommers and Zincocelere are herein referred to as the 1998 Acquisitions. The Company anticipates that it will continue to make strategic acquisitions of PCB companies throughout the world in accordance with its expansion strategy.

ITEM 2. PROPERTIES

     In addition to its executive offices in St. Louis, Missouri, as of December 31, 1997, the Company operated 16 principal manufacturing and research facilities located in seven different countries with a total area of approximately 2.1 million square feet. The Company owns approximately 1.8 million square feet and leases approximately 300,000 square feet. The Company is currently constructing what it believes will be, upon its completion, the largest PCB manufacturing facility in Europe. The Company believes its plants and equipment include state-of-the-art technology and are well-maintained. Production facilities for certain of the Company's products are operating at or near capacity.

     All of the Company's owned facilities are subject to mortgages pursuant to a credit facility with a financial institution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof.

     The Company's facilities at December 31, 1997 were as follows:

                                      SIZE              TYPE OF                DESCRIPTION OF
           LOCATION             (APPROX. SQ. FT)        INTEREST         PRODUCTS/SERVICES PROVIDED
           --------             ----------------   ------------------  ------------------------------
UNITED STATES
Richmond, Virginia............      700,000        Owned               High volume PCBs and
                                                                       backplanes
San German, Puerto Rico.......      185,000        Leased(1)           High volume inner layer and
                                                                       high density PCBs
CANADA
Kirkland, Quebec..............      117,000        Owned               High volume, high density PCBs
Pointe-Claire, Quebec.........      160,000        Owned               High volume inner layers,
                                                                       prototype and pre-production
Granby, Quebec................      103,000        Owned               High volume, high density PCBs
MEXICO
Juarez, Mexico................        5,000        Leased(2)           Backplanes
EUROPE
Tres Cantos, Spain............        5,000        Leased(3)           Backplanes
Galashiels, Scotland..........      121,000        Owned               High volume PCBs
Selkirk, Scotland.............      142,000        Owned/Leased(4)     High volume complex PCBs and
                                                                       quick-turnaround
Rugby, England................       36,000        Leased(5)           Pre-production PCBs
Tamworth, England.............       62,000        Owned               Prototype, quick-turnaround
                                                                       complex PCBs
Telford, England..............       44,000        Leased(6)           Medium volume PCBs
Manchester, England...........       30,000        Owned               Advanced prototype and pre-
                                                                       production PCBs
Portsmouth, England...........       27,000        Leased(7)           High reliability thick-film
                                                                       hybrids
South Shields, England........      320,000        Owned               High volume PCBs and quick-
                                                                       turnaround
Newcastle, England............      500,000        Under construction  High volume PCBs

---------------

(1) Lease expires December 31, 2002.

(2) Lease is month to month.

(3) Lease is month to month

(4) Lease portion of facility (approximately 30,000 sq. ft.) expires May 15, 2004 (includes options to renew through May 15, 2024 and to purchase).

(5) Lease expires June 24, 2009.

(6) Lease expires June 24, 2987 (999 year lease).

(7) Lease expires October 1, 2004.

     In addition to the facilities listed above, at December 31, 1997 the Company maintained 18 sales and marketing facilities, all of which are leased, including 14 located in North America and one each in Sweden, France, Germany and South Africa.

ITEM 3. LEGAL PROCEEDINGS

     The operations of the Company have from time to time been involved in claims and litigation. The nature of the Company's business is such that it is anticipated that the Company will be involved from time to time in claims and litigation considered to be in the ordinary course of its business. Based on experience with similar claims and litigation, the Company does not anticipate that these matters will have a material adverse effect on the Company.

     The Company anticipates that it may, from time to time, receive notifications alleging infringements of patents generally held by other manufacturers. Disputes over patent infringement are common in the electronics industry and typically begin with notices of the type described above. Although the ultimate resolution of the legal action and infringement notices described above cannot be predicted, the Company believes that such resolution, including any ultimate liability, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     All of the Company's outstanding common stock is held by Viasystems Group, and, accordingly, there is no established public trading market for the Company's Common Stock. The Company has paid no dividends since inception, and its ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

THE COMPANY

     The selected information below for the period from inception (August 28, 1996) to December 31, 1996 presents financial information of Viasystems Group for the period during which Circo Craft and Viasystems Technologies were operated by Viasystems Group, and prior to the formation of the Company and Viasystems Group's contribution of its assets to the Company in April 1997. The data for the period from inception (August 28, 1996) to December 31, 1996 has been derived from the audited consolidated financial statements of Viasystems Group. The selected information below for the year ended December 31, 1997, presents the financial information of Viasystems, Inc. and its subsidiaries subsequent to the capital contribution by Viasystems Group and the financial information of Viasystems Group and its subsidiaries prior to the capital contribution to Viasystems, Inc. The data for the year ended December 31, 1997, has been derived from the audited consolidated financial statements of Viasystems, Inc. The following information should be read in conjunction with the audited Consolidated Financial Statements of Viasystems, Inc. and the notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                              FROM INCEPTION
                                                               (AUGUST 28,          YEAR
                                                                 1996) TO          ENDED
                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1996             1997
                                                              --------------    ------------
                                                                  (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...................................................     $ 50,400        $  795,289
Cost of goods sold..........................................       42,052           554,097
Selling, general and administrative expenses................        3,844            75,650
Depreciation................................................        4,102            51,884
Amortization of intangible assets...........................          533            58,153
Write-off of acquired in-process research and
  development(1)............................................       50,800           294,500
                                                                 --------        ----------
  Operating loss............................................      (50,931)         (238,995)
Interest expense............................................        2,503            64,612
Amortization of deferred financing costs....................          470             6,629
Other expense...............................................          262             1,024
                                                                 --------        ----------
  Loss before income taxes and extraordinary item...........      (54,166)         (311,260)
Provision (benefit) for income taxes........................       (5,424)            8,432
                                                                 --------        ----------
  Loss before extraordinary item............................      (48,742)         (319,692)
Extraordinary loss, net of tax(2)...........................           --             7,796
                                                                 --------        ----------
          Net loss..........................................     $(48,742)       $ (327,488)
                                                                 ========        ==========
OTHER DATA:
Adjusted EBITDA(3)..........................................     $  4,504        $  165,812
Operating cash flows........................................        1,662           104,906
Investing cash flows........................................     (286,286)         (273,067)
Financing cash flows........................................      300,713           184,077
Capital expenditures........................................        3,563           117,163
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents...................................     $ 16,117        $   27,538
Working capital.............................................       44,938            16,659
Total assets................................................      387,741         1,068,912
Total debt, including current maturities....................      265,620           847,375
Stockholders' equity (deficit)..............................       54,973           (92,193)

---------------

(1) Represents charges relating to the write-off of acquired in-process research and development costs associated with the acquisitions of Circo Craft and the Lucent Division in 1996 and Forward Group and Chips in 1997. The write-off relates to acquired research and development for projects that do not have a future alternative use. See "Notes to Consolidated Financial Statements" of Viasystems, Inc.

(2) The Company recorded, as an extraordinary item, a non-cash write-off of deferred financing fees of approximately $7,796, net of income tax benefit of $4,332, related to deferred financing fees incurred on debt retired before maturity.

(3) Adjusted EBITDA is defined as operating income (loss) plus depreciation, amortization and the non-cash charge relating to the write-off of acquired in-process research and development. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by Generally Accepted Accounting Principles ("GAAP"). Adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of Adjusted EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. Adjusted EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

CIRCO CRAFT CO. INC.

     The selected information below represents the financial information of Circo Craft for the periods indicated. The data for the three fiscal years ended December 31, 1995, and the nine months ended September 30, 1996 (the period prior to the acquisition of Circo Craft by Viasystems Group), set forth in Canadian GAAP in Canadian dollars ("C$"), has been derived from the audited consolidated financial statements of Circo Craft. The consolidated financial statements of Circo Craft have been prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP (see Note 12 to the consolidated financial statements of Circo Craft). The data set forth in U.S. GAAP for the two years ended December 31, 1995, the nine months ended September 30, 1996, has been derived from the audited consolidated financial statements of Circo Craft and adjusted for differences between Canadian GAAP and U.S. GAAP. The following information should be read in conjunction with the audited consolidated statements of earnings, retained earnings and changes in financial position of Circo Craft and the notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                 CANADIAN GAAP

                                                                                    NINE MONTHS
                                              FISCAL YEARS ENDED DECEMBER 31,          ENDED
                                            -----------------------------------    SEPTEMBER 30,
                                              1993        1994(1)      1995(1)         1996
                                            ---------    ---------    ---------    -------------
                                                      (CANADIAN DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.................................  C$106,244    C$151,825    C$185,156      C$129,633
Cost of goods sold........................     88,788      124,929      148,788        101,532
Selling, general and administrative
  expenses................................      7,908       10,079       11,087          7,969
Depreciation and amortization.............      7,296        7,160        7,931          8,456
                                            ---------    ---------    ---------      ---------
  Operating income........................      2,252        9,657       17,350         11,676
Interest expense..........................        337          515          852            646
Other income..............................         --         (195)        (915)          (880)
Expenses related to sale(2)...............         --           --           --          5,907
                                            ---------    ---------    ---------      ---------
  Income before income taxes..............      1,915        9,337       17,413          6,003
Provision for income taxes................      1,854        2,719        5,564          3,847
                                            ---------    ---------    ---------      ---------
          Net income before
            non-controlling interest......  C$     61    C$  6,618    C$ 11,849      C$  2,156
                                            =========    =========    =========      =========
OTHER DATA:
EBITDA(3).................................  C$  9,548    C$ 16,817    C$ 25,281      C$ 20,132
Capital expenditures......................     11,072        6,679       23,764         13,058
BALANCE SHEET DATA (END OF PERIOD)
Cash and cash equivalents.................               C$  7,202    C$ 19,231      C$ 28,438
Working capital...........................                  34,260       40,057         41,909
Total assets..............................                 101,175      128,964        134,725

                        APPROXIMATE AMOUNTS IN U.S. GAAP

                                                           FIVE YEARS ENDED        NINE MONTHS
                                                             DECEMBER 31,             ENDED
                                                        ----------------------    SEPTEMBER 30,
                                                         1994(1)      1995(1)         1996
                                                        ---------    ---------    -------------
                                                            (CANADIAN DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.............................................  C$142,840    C$194,140      C$129,633
Cost of goods sold....................................    122,513      148,788        101,532
Selling, general and administrative expenses..........     10,217       10,846          8,072
Depreciation and amortization.........................      7,160        7,931          8,456
                                                        ---------    ---------      ---------
  Operating income....................................      2,950       26,575         11,573
Interest expense......................................        515          852            646
Other income..........................................       (195)        (915)          (880)
Expenses related to sale(2)...........................         --           --          5,907
                                                        ---------    ---------      ---------
  Income before income taxes..........................      2,630       26,638          5,900
Provision for income taxes............................      2,822        6,079          3,680
                                                        ---------    ---------      ---------
  Net income (loss) before non-controlling interest...  C$   (192)   C$ 20,559      C$  2,220
                                                        =========    =========      =========
OTHER DATA:
EBITDA(3).............................................  C$ 10,110    C$ 34,506      C$ 20,029
Operating cash flows..................................      5,653       24,388         18,034
Investing cash flows..................................     (7,392)     (21,790)       (14,444)
Financing cash flows..................................      5,737        9,300          1,222
Capital expenditures..................................      6,679       23,764         13,058
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents.............................  C$  4,703    C$ 16,600      C$ 21,411
Working capital.......................................     25,276       40,057         41,909
Total assets..........................................     91,139      128,964        134,725
Total debt, including current maturities..............     14,101       15,998         17,563

---------------

(1) Under Canadian GAAP in effect at the time, the Company recognized certain revenues related to a gain on an out-of-court settlement in 1994. Under U.S. GAAP, that gain would have been deferred and recognized in 1995.

(2) Represents non-recurring expenses incurred in connection with the sale of Circo Craft to Viasystems Group which includes, among others, brokerage and legal fees.

(3) EBITDA is defined as operating income plus depreciation and amortization. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

VIASYSTEMS TECHNOLOGIES CORP.

     The selected information below presents financial information of the Lucent Division (renamed Viasystems Technologies) for the periods indicated. The unaudited financial data for the fiscal year ended December 31, 1993, has been derived from the unaudited financial statements of Viasystems Technologies which, in the opinion of management of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The data for the fiscal years ended Decem-ber 31, 1994 and 1995, and the eleven months ended November 30, 1996 (the period prior to the acquisition of the Lucent Division by Viasystems Technologies), has been derived from the audited statements of operations of Viasystems Technologies. Presentation of balance sheet data for Viasystems Technologies is not meaningful because such business was a division of Lucent Technologies for the periods indicated. In addition, Viasystems Technologies was a captive producer for Lucent Technologies and historical financial results for Viasystems Technologies may not be indicative of its results of operations as an independent entity. The following information should be read in conjunction with the audited statements of operations of Viasystems Technologies and the notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                                                      ELEVEN MONTHS
                                                   FISCAL YEARS ENDED DECEMBER 31,        ENDED
                                                  ---------------------------------   NOVEMBER 30,
                                                    1993        1994        1995          1996
                                                  ---------   ---------   ---------   -------------
                                                               (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.......................................  $262,364    $310,559    $325,047      $325,102
Cost of goods sold..............................   217,277     238,623     274,824       244,313
Selling, general and administrative expenses....    24,259      42,930      42,445        34,792
Depreciation and amortization...................    17,606      16,111      16,378        18,317
                                                  --------    --------    --------      --------
  Operating income (loss).......................     3,222      12,895      (8,600)       27,680
Interest expense(1).............................        --           5         204           917
Other income....................................      (249)        (75)        (94)         (228)
                                                  --------    --------    --------      --------
  Income (loss) before income taxes.............     3,471      12,965      (8,710)       26,991
Provision (benefit) for income taxes............     1,319       4,927      (3,310)       10,257
                                                  --------    --------    --------      --------
          Net income (loss).....................  $  2,152    $  8,038    $ (5,400)     $ 16,734
                                                  ========    ========    ========      ========
OTHER DATA:
EBITDA(2).......................................  $ 20,828    $ 29,006    $  7,778      $ 45,997
Operating cash flows(3).........................
Investing cash flows(3).........................
Financing cash flows(3).........................
Capital expenditures............................     9,823      16,884      22,173        16,485

---------------

(1) Interest expense represents interest incurred on capital leases.

(2) EBITDA is defined as operating income (loss) plus depreciation and amortization. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies. Charges of $8,896, $14,565, $18,987, and $7,900, net of estimated additional administrative costs to be incurred, for fiscal years ended 1993, 1994, 1995 and the eleven months ended November 30, respectively, incurred with respect to corporate allocations to the Lucent Division by Lucent Technologies, which are not expected to be incurred by the Company are included in the historical results of operations and have not been eliminated to calculate EBITDA.

(3) Financial statements had not been previously prepared for the Lucent Division. The data in the table above has been derived from financial statements that present only assets purchased in the Lucent Division acquisition and results of operations related to the Lucent Division. Any computation of historical cash flow data for the Lucent Division would be based on arbitrary assumptions of the financial information necessary to prepare such data. As a result, the historical cash flow data of the Lucent Division has not been prepared or presented.

FORWARD GROUP PLC

     The selected information below presents financial information of Forward Group for the periods indicated. The data for the four fiscal years ended January 31, 1997, set forth in U.K. GAAP in U.K. pounds sterling ("U.K.L"), has been derived from the audited consolidated financial statements of Forward Group. The consolidated financial statements of Forward Group have been prepared in accordance with U.K. GAAP, which differs in certain significant respects from U.S. GAAP (see Note 25 to the consolidated financial statements of Forward Group included elsewhere herein). The data set forth in U.S. GAAP as of and for the three fiscal years ended January 31, 1997, has been derived from the audited consolidated financial statements of Forward Group and adjusted for differences between U.K. GAAP and U.S. GAAP. The following information should be read in conjunction with the audited consolidated financial statements of Forward Group and the notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                   U.K. GAAP

                                                            FISCAL YEARS ENDED JANUARY 31,
                                                         1994      1995      1996       1997
                                                        -------   -------   -------   --------
                                                                (POUNDS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.............................................  L20,663   L23,819   L66,839   L105,029
Costs of goods sold...................................   11,505    17,032    49,850     79,030
Selling, general and administrative expenses..........    5,856     3,179     6,425     11,189
Depreciation and amortization.........................    1,143     1,215     2,701      4,694
Restructuring charges(1)..............................       --        --        --      1,244
                                                        -------   -------   -------   --------
  Operating income....................................    2,159     2,393     7,863      8,872
Interest expense......................................      208       228       412        996
Other income..........................................      (75)      (52)     (113)      (229)
Gain on disposal of discontinued operation(2).........       --    (1,503)       --         --
                                                        -------   -------   -------   --------
  Income before income taxes..........................    2,026     3,720     7,564      8,105
Provision for income taxes............................      699       744     2,641      2,707
                                                        -------   -------   -------   --------
          Net income..................................  L 1,327   L 2,976   L 4,923   L  5,398
                                                        =======   =======   =======   ========
OTHER DATA:
Adjusted EBITDA(3)....................................  L 3,302   L 3,608   L10,564   L 14,810
Capital expenditures..................................    3,050     2,724     4,678     11,841
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents.............................  L     4   L     3   L   789   L     --
Working capital.......................................      (94)    1,245     1,898     (3,074)
Total assets..........................................   13,968    15,589    51,124     60,282

                        APPROXIMATE AMOUNTS IN U.S. GAAP

                                                                   FISCAL YEARS ENDED
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------   --------   --------
                                                                  (POUNDS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net Sales...................................................  L23,819   L 66,839   L105,029
Costs of goods sold.........................................   17,032     49,850     79,030
Selling, general and administrative expenses................    3,179      6,390     11,029
Depreciation and amortization...............................    1,219      2,787      4,870
Restructuring charges(1)....................................       --         --      1,244
                                                              -------   --------   --------
  Operating income..........................................    2,389      7,812      8,856
Interest expense............................................      228        412        996
Other income................................................      (52)      (113)      (229)
Gain on disposal of discontinued operation(2)...............   (1,523)        --         --
                                                              -------   --------   --------
  Income before income taxes................................    3,736      7,513      8,089
Provision for income taxes..................................    1,488      2,652      2,760
                                                              -------   --------   --------
          Net income........................................  L 2,248   L  4,861   L  5,329
                                                              =======   ========   ========
OTHER DATA:
Adjusted EBITDA(3)..........................................  L 3,608   L 10,599   L 14,970
Operating cash flows........................................    1,901      8,594     13,995
Investing cash flows........................................      301    (12,045)   (16,373)
Financing cash flows........................................   (2,203)     4,237      1,589
Capital expenditures........................................    2,724      4,678     11,841
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents...................................  L     3   L    789   L     --
Working capital.............................................    1,534      2,553     (3,074)
Total assets................................................   15,134     56,539     67,406
Total debt, including current maturities....................    1,746      7,879     15,535

---------------

(1) Represents non-recurring restructuring charges related to the consolidation and rationalization of several facilities at Forward Group.

(2) Represents the gain recognized from the sale of an unrelated business in December 1994.

(3) Adjusted EBITDA is defined as operating income plus depreciation, amortization and the non-cash charges related to the restructuring of facilities discussed in note (1) above in the amount of L1,244 and $2,006, in U.K.L and U.S.$, respectively. The Company believes that Adjusted EBITDA provides additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of Adjusted EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. Adjusted EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED ("CHIPS")

     The selected information below presents financial information of Chips as of and for the periods indicated. The data as of and for the fiscal years ended April 1, 1994, March 31, 1995, March 29, 1996, and April 4, 1997 set forth in U.K. GAAP in U.K.L, has been derived from the audited consolidated financial statements of Chips. The consolidated financial statements of Chips have been prepared in accordance with U.K. GAAP, which differs in certain significant respects from U.S. GAAP (see Note 25 to the consolidated financial statements of Chips included elsewhere herein). The data set forth in U.S. GAAP as of and for the fiscal years ended March 31, 1995, March 29, 1996 and April 4, 1997, has been derived from the audited consolidated financial statements of Chips and adjusted for differences between U.K. GAAP and U.S. GAAP. The following information should be read in conjunction with the audited consolidated financial statements of Chips and the notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                   U.K. GAAP

                                                                  FISCAL YEARS ENDED
                                                      -------------------------------------------
                                                      APRIL 1,   MARCH 31,   MARCH 29,   APRIL 4,
                                                        1994       1995        1996        1997
                                                      --------   ---------   ---------   --------
                                                                 (POUNDS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net Sales...........................................  L51,852     L70,805    L104,611    L141,643
Costs of goods sold.................................   36,024      49,149      73,407      94,466
Selling, general and administrative expenses........    6,264       6,242       7,522      10,514
Depreciation and amortization.......................    6,561      10,822      17,302      19,123
                                                      -------     -------    --------    --------
  Operating income..................................    3,003       4,592       6,380      17,540
Interest expense....................................      449         921         807         818
Other income........................................     (200)       (109)         --         (44)
                                                      -------     -------    --------    --------
  Income before income taxes........................    2,754       3,780       5,573      16,766
Provision for income taxes..........................    1,488       2,539       4,422       6,874
                                                      -------     -------    --------    --------
  Net income........................................  L 1,266     L 1,241    L  1,151    L  9,892
                                                      =======     =======    ========    ========
OTHER DATA:
EBITDA(1)...........................................  L 9,564     L15,414    L 23,682    L 36,663
Capital expenditures................................   11,434      14,477      25,544      27,591
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents...........................  L    27     L 2,087    L  2,636    L 26,244
Working capital.....................................   (2,948)     (1,094)     (5,851)     11,516
Total assets........................................   36,067      52,616      67,349     129,921

                        APPROXIMATE AMOUNTS IN U.S. GAAP

                                                                      FISCAL YEARS ENDED
                                                               --------------------------------
                                                               MARCH 31,   MARCH 29,   APRIL 4,
                                                                 1995        1996        1997
                                                               ---------   ---------   --------
                                                                    (POUNDS IN THOUSANDS)
  STATEMENT OF OPERATIONS DATA:
  Net sales..................................................  L 70,805    L104,611    L141,643
  Costs of goods sold........................................    49,149      73,407      94,466
  Selling, general and administrative expenses...............     6,112       7,464      10,437
  Depreciation and amortization..............................     9,124      15,752      17,522
                                                               --------    --------    --------
    Operating income.........................................     6,420       7,988      19,218
  Interest expense...........................................       921         807         818
  Other income...............................................      (109)         --         (44)
                                                               --------    --------    --------
    Income before income taxes...............................     5,608       7,181      18,444
  Provision for income taxes.................................     2,080       2,584       6,112
                                                               --------    --------    --------
            Net income.......................................  L  3,528    L  4,597    L 12,332
                                                               ========    ========    ========
  OTHER DATA:
  EBITDA(1)..................................................  L 15,544    L 23,740    L 36,740
  Operating cash flows.......................................    10,763      18,670      27,826
  Investing cash flows.......................................   (12,670)    (16,816)    (24,119)
  Financing cash flows.......................................     3,967      (1,305)     19,901
  Capital expenditures.......................................    14,477      25,544      27,591
  BALANCE SHEET DATA (END OF PERIOD):
  Cash and cash equivalents..................................  L  2,087    L  2,636    L 26,244
  Working capital............................................      (677)     (3,929)     14,276
  Total assets...............................................    45,397      62,893     105,452
  Total debt, including current maturities...................    11,295      15,699      35,754

---------------

(1) EBITDA is defined as operating income plus depreciation and amortization. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in Item 8 of this report.

     Certain information presented herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements relating to future economic performance. There can be no assurance that the Company's actual results will not differ materially from its expectations. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

- General competition in the markets and industries in which the Company operates:

- Consequences of the Company's substantial leverage including: (i) significant cash requirements to service indebtedness, reducing funds available for operations and future business opportunities and increasing its vulnerability to adverse general economic and industry conditions and competition; (ii) possible limitations on its ability to obtain additional financing for operations and acquisitions; and (iii) restrictions placed on it by the agreements setting forth the terms and conditions of such indebtedness;

- Uncertainties arising from the Company's limited history of integrating the operations of separate and distinct businesses acquired since August 1996;

- Uncertainties arising from the Company's ability to implement its operating and acquisition strategy, including its ability to identify, negotiate and consummate future acquisitions on terms management consider favorable;

- Fluctuations in operating results arising from the variability in timing and volume of customer orders compared to the Company's capacity at time of such orders, timing of expenditures in anticipation of future sales, pricing pressures, variations in product mix, start-up expenses relating to new facilities, economic conditions in the electronics industry and adverse developments with respect to significant customers, including Lucent Technologies;

- Uncertainties arising from the rapidly changing technology and continually changing process developments characteristic of the market for the Company's products and services;

- Uncertainties relating to the Company's significant operations in international markets, including currency fluctuations and restrictions, inflation, changes in political and economic conditions, governmental regulation, changes in import duties, trade restrictions, work stoppages and taxes;

- Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission that are adverse to the Company; and

- Economic factors over which the Company has no control, including inflation and interest rates.

     This list should not be considered an exhaustive statement of all potential risks and uncertainties.

GENERAL

     Viasystems, Inc. is a wholly owned subsidiary of Viasystems Group. Hicks Muse and Mills & Partners formed Viasystems Group in August 1996 to make strategic acquisitions of PCB manufacturers and backplane assemblers and to integrate those acquisitions into a global enterprise that is the preferred manufacturer and marketer of PCBs and backplanes. In October 1996, Viasystems Group completed the acquisition of Circo Craft, a rigid PCB manufacturer, for a cash purchase price of approximately $129.9 million. In Decem-ber 1996, Viasystems Technologies, a wholly owned subsidiary of Viasystems Group, acquired substantially all the assets of the Lucent Division, in a transaction valued at approximately $200.0 million. The combination of Circo Craft and the former Lucent Division created one of the largest independent manufacturers of PCBs and backplanes in North America. Prior to its acquisition by Viasystems Technologies, the Lucent Division was a captive supplier of Lucent Technologies. Accordingly, its historical results of operations are not indicative of the results of operations to be expected for a stand-alone enterprise.

     In April 1997, an affiliate of Hicks Muse acquired Forward Group, a rigid PCB manufacturer located in the United Kingdom, for a cash purchase price of approximately $208.5 million. Subsequently, Viasystems Group acquired Forward Group from the Hicks Muse affiliate. Viasystems, Inc. was formed on April 2, 1997, as a subsidiary of Viasystems Group. On April 10, 1997, Viasystems Group contributed to Viasystems, Inc. all of the capital of its then existing subsidiaries -- Circo Craft, Viasystems Technologies, and PCB Acquisition Limited (the acquisition parent of Forward Group). Prior to the contribution of this capital by Viasystems Group, Viasystems, Inc. had no operations of its own. Also in April 1997, Chips Holdings acquired Chips. Viasystems Group subsequently acquired Chips in consideration for the issuance to Hicks Muse and certain of its affiliates of Viasystems Group's common stock valued at $140.0 million and the assumption of debt, and the Chips operating subsidiaries became indirect wholly-owned subsidiaries of Viasystems, Inc.

     The discussion included herein of the Company represents the results of operations of Viasystems, Inc. and its subsidiaries subsequent to the capital contribution by Viasystems Group and of Viasystems Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems, Inc.

     The Company manufactures PCBs and assembles backplanes in various regions of the world and exports and imports these products to and from a large number of countries. The Company's operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and may be affected as currency fluctuations affect the Company's product prices and operating costs or those of its competitors. The Company, from time to time, engages in hedging operations, such as forward exchange contracts, to reduce its exposure to foreign currency fluctuations. Such hedging operations historically have not been material, and gains and losses from such operations have not been significant. There can be no assurance that such hedging operations will eliminate or substantially reduce such risk. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency, although United States dollars would be used if any of these countries were deemed hyperinflationary in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52.

     The Company's volume of products being produced by the Company's facilities has increased since the acquisition of each entity, and certain of the Company's production equipment is operating at or near capacity. A significant portion of the Company's planned capital expenditures in 1998 is directed toward expansion of production capacity to meet increased demand.

     Management has implemented a Company-wide initiative to ensure that its information systems and systems applications are capable of processing data and transactions pertaining to the year 2000. The initiative utilizes both Company resources and external resources to identify systems and applications affected, to correct existing systems or to acquire replacement systems, and to test the systems and applications for compliance with the requirements for processing year 2000 information. The majority of the Company's major information systems are currently being upgraded and replaced as part of a strategy to implement consistent systems worldwide. The new systems being installed are capable of processing year 2000 information. All remaining systems will either be corrected in order to enable them to process year 2000 information or will be replaced with year 2000 compliant systems. The Company will capitalize and depreciate the cost of replacement systems consistent with its existing capital expenditures policies. Costs incurred to modify and maintain existing systems will be expensed as incurred. Management believes that a substantial portion of the costs for the new systems and the modifications will not represent incremental costs to the Company, but rather will represent the reallocation of existing and planned information technology resources. The amounts expensed in 1997 were immaterial, and management expects that amounts required to be expensed in future periods will not have a material effect on its financial position or results of operations. The Company believes that it will achieve compliance with year 2000 processing requirements in advance of the year 2000, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not have sufficient information concerning the year 2000 compliance of its suppliers and customers and, therefore, is unable to predict what effect, if any, such compliance will have on the Company. However, the Company plans to formally communicate with all of its significant suppliers and large customers to determine the effect on the Company if those third parties do not remediate their year 2000 issue. The Company's present estimate of costs to address the year 2000 compliance include any costs associated with the anticipated effect of third parties, based on available information. However, there can be no guarantee that the systems of third parties on which the Company's systems rely will be converted timely or that a failure of a third party to convert would not have a material adverse effect on the Company.

     Each of Viasystems Group, Circo Craft, Viasystems Technologies, Forward Group and Chips are predecessors to Viasystems, Inc. A discussion of the results of operations for each of the separate entities follows the discussion below relating to the Company. The separate results of each entity are impacted by a number of factors including target markets, customers, and local economics. Differing demand for printed circuit boards in general and demand for different technologies of printed circuit boards may not be consistent for each of the predecessor entities acquired. The Company believes that the combination of the predecessor entities will provide it with a significant advantage in managing its operations to meet demand. The discussion of the results of operations of the separate entities has been prepared based upon the results of each of separate entity in accordance with the local GAAP of the entity and should be read in conjunction with the "Selected Financial Data" of each of entity and the financial statements and notes thereto of Viasystems Group, Circo Craft, Viasystems Technologies, Forward Group, and Chips, all of which are included elsewhere herein.

RESULTS OF OPERATIONS -- THE COMPANY

     Viasystems, Inc. is a wholly owned subsidiary of Viasystems Group. Viasystems, Inc. was formed on April 2, 1997, as a subsidiary of Viasystems Group. On April 10, 1997, Viasystems Group contributed to Viasystems, Inc. all of the capital of its then existing subsidiaries -- Circo Craft, Viasystems Technologies, and PCB Acquisition Limited (the acquisition parent of Forward Group). Prior to the contribution of this capital by Viasystems Group, Viasystems, Inc. had no operations of its own. The discussion included herein of the Company represents the results of operations of Viasystems, Inc. and its subsidiaries subsequent to the capital contribution by Viasystems Group and of Viasystems Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems, Inc.

  Year Ended December 31, 1997

     The Company's net sales for the year ended December 31, 1997 were $795.3 million and cost of goods sold were $554.1 million, or 69.7% of net sales. Selling, general and administrative expenses for the same period were $75.6 million, or 9.5% of net sales. During the year ended December 31, 1997, net cash from operations was $104.9 million. For the same period, the Company used approximately $117.2 million for capital expenditures and used approximately $155.9 million in other investing activities, primarily for the acquisitions of Forward Group. The acquisitions were funded through the issuance of $187.1 million of long-term obligations and the proceeds of $59.8 million of equity offerings offset by $34.5 million of financing costs.

  The Period From Inception (August 28, 1996) to December 31, 1996

     The Company's net sales for the period from inception (August 28, 1996) to December 31, 1996 were $50.4 million and cost of goods sold were $42.1 million, or 83.4% of net sales. Selling, general and administrative expenses for the same period were $3.8 million, or 7.5% of net sales. During the period from inception (August 28, 1996) to December 31, 1996, net cash provided by operating activities was $1.7 million. For the same period, the Company used approximately $286.3 million in investing activities primarily for the acquisitions of Circo Craft and the Lucent Division. The acquisitions were funded through the issuance of $238.3 million of long-term obligations and the proceeds of $73.8 million of equity offerings offset by $11.4 million of financing costs.

     The Company believes that its operating results are not comparable between the period from inception (August 28, 1996) to December 31, 1996 and the year ended December 31, 1997 nor to the operating results expected to be achieved in the future due to, among other things, the startup of the Company in 1996, the acquisitions made in 1996 and 1997 and to date in 1998, the anticipated future acquisitions, and the financing incurred to fund past and future acquisitions. The Company believes that, due to the acquisitions made, sales in subsequent periods will increase from that reported for the period from inception (August 28, 1996) to December 31, 1996 and for the year ended December 31, 1997.

RESULTS OF OPERATIONS -- CIRCO CRAFT

  Nine Months Ended September 30, 1996 Compared to Fiscal 1995

     Net sales and cost of goods sold for the nine months ended September 30, 1996, were C$129.6 million and C$101.5 million, respectively, compared to sales and cost of goods sold for fiscal 1995 of C$185.2 million and C$148.8 million, respectively. Net sales for the nine months ended September 30, 1996, were approximately 70.0% of sales for fiscal 1995. In general, Circo Craft's sales were lower during 1996 due to a shift in the product mix to lower layer count products driven primarily by the demand of one of Circo Craft's customers in the automotive industry. As a percentage of sales, cost of goods sold for the nine months ended September 30, 1996, decreased to 78.3% from 80.4% for fiscal 1995 primarily as a result of cost savings achieved through improved production processes. Selling, general and administrative expenses for the nine months ended September 30, 1996, were C$8.0 million compared to selling, general and administrative expenses for fiscal 1995 of C$11.1 million. Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 1996, increased to 6.1% from 6.0% for fiscal 1995 primarily as a result of the lower sales caused by the product mix shift discussed above.

RESULTS OF OPERATIONS -- VIASYSTEMS TECHNOLOGIES

  Eleven Months Ended November 30, 1996 Compared to Fiscal 1995

     Net sales and cost of goods sold for the eleven months ended November 30, 1996, were $325.1 million and $244.3 million, respectively, compared to sales and cost of goods sold for fiscal 1995 of $325.0 million and $274.8 million, respectively. Net sales for the eleven months ended November 30, 1996, were approximately 100.0% of sales for fiscal 1995 as sales for Viasystems Technologies increased during 1996 due to increased demand by Lucent Technologies caused by the rapidly expanding telecommunications market. As a percentage of sales, cost of goods sold for the eleven months ended November 30, 1996, decreased to 75.1% from 84.5% for fiscal 1995 primarily as a result of the favorable impact of productivity improvements. Selling, general and administrative expenses for the eleven months ended November 30, 1996, were $34.8 million compared to selling, general and administrative expenses for fiscal 1995 of $42.4 million. Selling, general and administrative expenses as a percentage of sales for the eleven months ended November 30, 1996, decreased to 10.7% from 13.1% for fiscal 1995 as a result of decreased allocations from Lucent Technologies.

RESULTS OF OPERATIONS -- FORWARD GROUP

  Fiscal Year Ended January 31, 1997 Compared to Fiscal Year Ended January 31, 1996

     Net sales and cost of goods sold for the fiscal year ended 1997 were L105.0 million and L79.0 million, respectively, compared to sales and cost of goods sold for the fiscal year ended 1996 of L66.8 million and L49.9 million, respectively. Sales during the fiscal year ended 1997 increased over the fiscal year ended 1996 due primarily to the full year impact of the 1995 acquisition of Exacta Circuits and three smaller companies in 1996. As a percentage of sales, cost of goods sold for the fiscal year ended 1997 increased to 75.2% from 74.6% for the fiscal year ended 1996 primarily as a result of the three smaller acquisitions in 1996 which have products with lower margins. Selling, general and administrative expenses for the fiscal year ended 1997 were L11.2 million compared to selling, general and administrative expenses for the fiscal year ended 1996 of L6.4 million. Selling, general and administrative expenses increased in the fiscal year ended 1997 primarily due to the impact of the acquisitions discussed above.

RESULTS OF OPERATIONS -- CHIPS

  Fiscal Year Ended April 4, 1997 Compared to Fiscal Year Ended March 29, 1996

     Net sales and cost of goods sold for the fiscal year ended 1997 were L141.6 million and L94.5 million, respectively, compared to sales and cost of goods sold for the fiscal year ended 1996 of L104.6 million and L73.4 million, respectively. Sales during the fiscal year ended 1997 increased over the fiscal year ended 1996 due to increased demand for higher layer count PCBs for the telecommunications and computer industries. As a percentage of sales, cost of goods sold for the fiscal year ended 1997 decreased to 66.7% from 70.2% for the fiscal year ended 1996 primarily as a result of improved absorption of costs due to higher sales and productivity improvements achieved as a result of a number of cost savings projects underway including projects to decrease the cost of process materials and improve process automation. Selling, general and administrative expenses for the fiscal year ended 1997 were L10.5 million compared to selling, general and administrative expenses for the fiscal year ended 1996 of L7.5 million. Selling, general and administrative expenses as a percentage of sales for the fiscal year ended 1997 remained relatively consistent at 7.4% compared to 7.2% for the fiscal year ended 1996.

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

     Net cash provided by operating activities was $104.9 million for the year ended December 31, 1997, which compared to $1.7 million provided by operations for the period from inception (August 28, 1996) to December 31, 1996. Net cash used in investing of $273.1 million for the year ended December 31, 1997, consisted of capital expenditures of $117.2 million and acquisition activities of a net of $155.9 million. Net cash used in investing of $286.3 million for the period from inception (August 28, 1996) to December 31, 1996 consisted of capital expenditures of $3.6 million and acquisition activities of a net of $282.7 million. Net cash provided by financing activities was $184.1 million for the year ended December 31, 1997, compared to net cash provided by financing activities of $300.7 million for the period from inception (August 28, 1996) to December 31, 1996. The net cash provided by financing activities for the year ended December 31, 1997 was used primarily for the acquisition of Forward Group. The acquisition of Chips was completed in a non-cash transaction in which the selling stockholders received notes payable (the "Chips Loan Notes"). The net cash provided by financing activities in the period from inception (August 28, 1996) to December 31, 1996 was used primarily to finance the acquisitions of Circo Craft and the Lucent Division.

     On April 11, 1997, the Company entered into a $216.0 million Senior Subordinated Credit Agreement (the "Subordinated Credit Facility"). The proceeds of the Subordinated Credit Facility were used to repay a tender facility which was used to acquire Forward Group and $20.0 million of term loans outstanding under the Second Amended and Restated Credit Agreement (the "Senior Credit Facilities"). In connection with the Chips Merger, Viasystems Group assumed the $437.5 million of Chips Loan Notes. The Chips Loan Notes are collateralized by letters of credit issued by banks. These letters of credit are in turn collateralized in part by a fully cash collateralized $118.3 million reimbursement obligation of Bisto Funding, Inc., a special purpose entity and sister company of Viasystems established as a subsidiary of Viasystems Group in connection with the acquisition of Chips, with the remainder, including interest on the Chips Loan Notes for one year, collateralized by a reimbursement obligation of the Company (the "Chips Reimbursement Obligation"). As such, the Company's liability for principal under the Chips Loan Notes represents $319.3 million, or the net amount of the Chips Loan Notes and the cash collateral of Bisto Funding, Inc. To the extent the interest income earned by Bisto Funding, Inc. on the $118.3 million of cash it holds is insufficient to fund interest on $118.3 million of the principal amount of the Chips Loan Notes, the Company will be required pursuant to the terms of the Chips Reimbursement Obligation to fund any such shortfall. When principal is paid on the Chips Loan Notes, the first $118.3 million of principal payments will be paid by Bisto Funding, Inc. and the remainder will be funded by the Company. In order to fund such principal, the Senior Credit Facilities contain a committed, unfunded term loan facility that may be drawn upon by the Company so that it may satisfy its reimbursement obligation in respect of the $319.3 million principal amount of the Chips Loan Notes (see Note 10 to the Notes to Consolidated Financial Statements in Item 8 hereof). On June 2, 1997, the Company completed the offering of $400.0 million of 9 3/4% Senior Subordinated Notes due 2007 (the "1997 Notes"). The net proceeds of the 1997 Notes were used to repay the Subordinated Credit Facility, approximately $130.3 million of term loans outstanding under the Senior Credit Facilities, and approximately $41.6 million of revolving credit amounts outstanding under the Senior Credit Facilities which was borrowed subsequent to December 31, 1996, to repay debt assumed in the acquisition of Chips. As of December 31, 1997, the Company's indebtedness consisted of amounts outstanding under the Senior Credit Facilities, the 1997 Notes, the Company's liability under the Chips Reimbursement Obligation, capital leases and other debt.

     On February 9, 1998, the Company completed the offering of an additional $100.0 million of 9 3/4% Senior Subordinated Notes due 2007 at a price of 104.5%, yielding net proceeds of $101.0 million (the "1998 Notes" and together with the 1997 Notes, the "2007 Notes"). As a condition of the offering of the 1998 Notes, Hicks Muse agreed to contribute an additional $50.0 million of equity to the Company and the Senior Credit Facilities were amended to, among other things, establish an additional $70.0 million term loan (the "Amended Senior Credit Facilities"). A portion of the proceeds of the 1998 Notes, the additional term loan under the Senior Credit Facilities, and the equity contribution have been used to fund the acquisitions of the Ericsson Facility, Mommers, and Zincocelere. In addition, the Company used a portion of these proceeds to repay revolving credit line amounts outstanding under the Senior Credit Facilities which were borrowed subsequent to December 31, 1997.

     The Company's Adjusted EBITDA (as defined) for fiscal 1996 and 1997 was $4.5 million and $165.8 million, respectively. As a percentage of sales, Adjusted EBITDA was 8.9% and 20.9%, respectively, for the same periods. Adjusted EBITDA is one of the financial measures in the covenants to the Senior Credit Facilities. Although Adjusted EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements, the Company believes that Adjusted EBITDA provides additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses.

     The Company anticipates that in addition to the acquisitions discussed above, its primary uses of cash in 1998 will be (i) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product and process technology development and
(ii) to pay interest on, and to repay principal of, indebtedness under the Amended Senior Credit Facilities, the 2007 Notes, the Chips Reimbursement Obligation and other outstanding indebtedness of the Company as discussed in
Note 10 to the Notes to Consolidated Financial Statements in Item 8 hereof. The Company anticipates making capital expenditures in 1998 for facilities, equipment and information systems, including capital expenditures on the 1998 Acquisitions completed to date. The Amended Senior Credit Facilities contains annual limits on the Company's capital expenditures. The Company believes that such limits are sufficient to allow the Company to undertake all anticipated capital projects. In 1998, the Company will be obligated to make principal and interest payments of approximately $78.0 million under the Amended Senior Credit Facilities, 2007 Notes, and Chips Reimbursement Obligation, which the Company anticipates will be made from cash flow from operations.

     Borrowings under the Senior Credit Facilities bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. The Company has entered into interest rate hedge agreements that provide a Eurocurrency Base Rate (as defined) ceiling until March 10, 1998 of 7.0% per annum for up to $120.0 million of Term Loans for which the Eurodollar Base Rate is in effect and a ceiling of 8.0% per annum until March 11, 1999. The 2007 Notes bear interest at the rate of 9 3/4% per annum, which is payable semiannually in arrears. The Chips Loan Notes have a maturity of six years and pay cash interest quarterly at a fixed rate initially of approximately 6.2% per annum and thereafter at a varying discount to the Chase Manhattan Bank's prime rate. The Company is liable for payment of interest on the Chips Loan Notes through the Chips Reimbursement Obligation. The holders of the Chips Loan Notes have the right after the first anniversary of their issuance to redeem the Chips Loan Notes by putting them to Viasystems Group on any interest payment date at 100% of their principal amount. In the event the Chips Loan Notes are redeemed, the Company's liability under the Chips Reimbursement Obligation of $319.3 million will be funded by a term loan available under the Senior Credit Facilities.

     The Company estimates that the acquired developed technologies it has capitalized will retain economic utility for 15 years, but that revenues contributed by the acquired developed technologies may decrease 40%-45% through five years and 70-80% through ten years. The Company also anticipates that these technologies will be supplanted over time by new products and processes developed through the successful completion of acquired research and development efforts and new research and development efforts. The Company believes that efforts to complete the acquired in-process research and development projects will consist primarily of internal engineering costs over the next two to four years. These costs are estimated to be approximately $40-$60 million. Such estimate is subject to revision should there be changes in the operating environment or the technical knowledge available within the industry or the Company. The Company anticipates that cash generated from existing operations will be sufficient to fund such expenditures. The Company, through its continued investment in research and development, intends to achieve and sustain technical superiority in the design and delivery of advanced PCB products, and believes, given its leadership position in the industry, that it is well positioned to do so. The Company believes that the new product and process technologies which result from ongoing research and development will build on the existing core printed circuit board technology and contribute to an anticipated growth in the Company's sales and anticipated improvements in the Company's cost of production in the future.

     While the core PCB technology remains relatively consistent, the Company's research and development projects aim to advance the technical know-how, further develop complete technological solutions, enhance the conceptual formulation and design of possible technological alternatives, and design and improve testing capabilities. As such, these research and development projects bear a certain amount of risk. If these efforts are successful, they will enable the Company to further penetrate existing markets, pursue sizable new markets, and dramatically expand the business. If acceptable advancements are not achieved, failed research and development projects could have a material adverse effect on the Company's financial position or results of operations. The Company is unable to accurately quantify the potential impact in the future of the failure of any single project or multiple projects which were acquired as in-process research and development in the acquisitions of Circo Craft, Viasystems Technologies, Forward Group, and Chips. Although there can be no guarantee that the acquired in-process research and development projects will achieve technological feasibility, the Company believes that the likelihood of development is reasonable for these projects. The Company does not believe that it is subject to any greater risk of failure than its competitors, and, in fact, believes that its size, access to financial resources and relationships with customers contribute to a reduction of that risk which gives the Company a competitive technical advantage.

     The Company expects that its primary sources of cash will be cash from operating activities and revolving borrowings under the Senior Credit Facilities. As of December 31, 1997, there were no amounts outstanding under the revolving credit facilities available under the Senior Credit Facilities, and approximately $249.6 million ($100.0 million of which was only available for future acquisitions) of available borrowing capacity thereunder, subject to certain limitations. Pursuant to the Amended Senior Credit Facilities, the revolving credit facilities available were increased by $25.0 million and an additional $70.0 million term loan was added. The Company anticipates that the cash flow from operations and additional funds available under the revolving facilities of the Amended Senior Credit Facilities will be sufficient to meet its foreseeable requirements for working capital, capital expenditures and debt service and other operating cash requirements. The acquisition of other businesses by the Company in the future likely would require external sources of debt and/or equity financing. There can be no assurance that such funds would be available on terms satisfactory to the Company, if at all. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

     The Amended Senior Credit Facilities and the 2007 Notes restrict the Company from, among other things: (i) incurring additional indebtedness (other than permitted indebtedness); (ii) creating liens; (iii) disposing of assets;
(iv) guaranteeing indebtedness; (v) merging or selling substantially all of its assets; (vi) declaring and paying certain dividends; (vii) making certain investments and loans; and (viii) entering into certain transactions with affiliates, in each case with certain exceptions customary for credit facilities such as the Amended Senior Credit Facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company does not expect adoption of these standards to have a material impact on its Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
VIASYSTEMS, INC. & SUBSIDIARIES
Report of Independent Auditors..............................   26
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................   27
Consolidated Statements of Operations from inception (August
  28, 1996) to December 31, 1996 and for the year ended
  December 31, 1997.........................................   28
Consolidated Statements of Stockholder's Equity from
  inception (August 28, 1996) to December 31, 1996 and for
  the year ended December 31, 1997..........................   29
Consolidated Statements of Cash Flows from inception (August
  28, 1996) to December 31, 1996 and for the year ended
  December 31, 1997.........................................   30
Notes to Consolidated Financial Statements..................   31
Schedule II -- Valuation and Qualifying Accounts............   49
CIRCO CRAFT CO. INC.
Auditors' Report............................................   50
Auditors' Report............................................   51
Consolidated Statements of Retained Earnings for the year
  ended December 31, 1995 and the nine month period ended
  September 30, 1996........................................   52
Consolidated Statements of Earnings for the year ended
  December 31, 1995 and the nine month period ended
  September 30, 1996........................................   53
Consolidated Statements of Changes in Financial Position for
  the year ended December 31, 1995 and the nine month period
  ended September 30, 1996..................................   54
Notes to Consolidated Statements............................   55
VIASYSTEMS TECHNOLOGIES CORP. (FORMERLY MICROELECTRONICS
  GROUP, INTERCONNECTION TECHNOLOGIES UNIT OF LUCENT
  TECHNOLOGIES, INC.)
Report of Independent Auditors..............................   62
Statements of Operations for the year ended December 31,
  1995 and the eleven month period ended November 30,
  1996......................................................   63
Notes to Financial Statements...............................   64
FORWARD GROUP PLC
Report of Independent Auditors..............................   67
Consolidated Profit and Loss Accounts for the years ended
  January 31, 1996 and 1997.................................   68
Consolidated Statements of Total Recognized Gains and Losses
  for the years ended January 31, 1996, and 1997............   69
Consolidated Balance Sheet at January 31, 1997..............   70
Consolidated Statements of Cash Flows for the years ended
  January 31, 1996 and 1997.................................   71
Notes to the Consolidated Financial Statements..............   72
INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
Report of Independent Auditors..............................   93
Consolidated Profit and Loss Accounts for the years ended
  March 29, 1996 and April 4, 1997..........................   94
Consolidated Statements of Total Recognized Gains and Losses
  for the years ended March 29, 1996 and April 4, 1997......   95
Consolidated Balance Sheet at April 4, 1997.................   96
Consolidated Statements of Cash Flows for the years ended
  March 29, 1996 and April 4, 1997..........................   97
Notes to the Consolidated Financial Statements..............   98

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Viasystems, Inc.:

     We have audited the consolidated financial statements and the financial statement schedule of Viasystems, Inc. and subsidiaries (as defined in Note 1 to the financial statements) listed in the index on page 25 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems, Inc. and subsidiaries as of December 31, 1996, and 1997 and the consolidated results of their operations and their cash flows for the period from inception (August 28, 1996) to December 31, 1996 and for the year ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            Coopers & Lybrand L.L.P.

St. Louis, Missouri
January 30, 1998,
except for Note 19
for which the date is
March 26, 1998

                        VIASYSTEMS, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1996            1997
                                                                ------------    ------------
Current assets:
  Cash and cash equivalents.................................      $ 16,117       $   27,538
  Accounts receivable, less allowance for doubtful accounts
     of $409 and $2,573, respectively.......................        37,149          113,269
  Inventories, net..........................................        43,123           84,631
  Prepaid expenses and other................................         7,333           26,240
                                                                  --------       ----------
          Total current assets..............................       103,722          251,678
Property, plant and equipment, net..........................       208,748          448,128
Deferred financing costs, net...............................        27,351           58,696
Intangible assets, net......................................        47,920          309,470
Other assets................................................            --              940
                                                                  --------       ----------
          Total assets......................................      $387,741       $1,068,912
                                                                  ========       ==========
                            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term obligations...............      $ 10,804       $   31,363
  Accounts payable..........................................         5,185           86,941
  Accrued and other liabilities.............................        42,112           85,860
  Income taxes payable......................................           683           30,855
                                                                  --------       ----------
          Total current liabilities.........................        58,784          235,019
Deferred taxes..............................................         3,785           67,797
Long-term obligations, less current maturities..............       254,816          816,012
Other noncurrent liabilities................................        15,383           42,277
                                                                  --------       ----------
          Total liabilities.................................       332,768        1,161,105
                                                                  --------       ----------
Stockholder's equity (deficit)
  Common stock, par value $.01 per share, 1,000 shares
     authorized, issued and outstanding.....................            --               --
  Contributed capital.......................................       103,794          282,763
  Accumulated deficit.......................................       (48,742)        (376,230)
  Cumulative translation adjustment.........................           (79)           1,274
                                                                  --------       ----------
          Total stockholder's equity (deficit)..............        54,973          (92,193)
                                                                  --------       ----------
            Total liabilities and stockholder's equity
               (deficit)....................................      $387,741       $1,068,912
                                                                  ========       ==========

 The accompanying notes are an integral part of the consolidated balance sheets

                        VIASYSTEMS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               INCEPTION
                                                              (AUGUST 28,
                                                                1996) TO         YEAR ENDED
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1996              1997
                                                              ------------      ------------
Net sales...................................................    $ 50,400         $ 795,289
Operating expenses:
  Cost of goods sold........................................      42,052           554,097
  Selling, general and administrative.......................       3,844            75,650
  Depreciation..............................................       4,102            51,884
  Amortization of intangibles...............................         533            58,153
  Write-off of acquired in-process research and
     development............................................      50,800           294,500
                                                                --------         ---------
Operating loss..............................................     (50,931)         (238,995)
Other expenses:
  Interest expense..........................................       2,503            64,612
  Amortization of deferred financing costs..................         470             6,629
  Other expense.............................................         262             1,024
                                                                --------         ---------
Loss before income taxes and extraordinary item.............     (54,166)         (311,260)
Provision (benefit) for income taxes........................      (5,424)            8,432
                                                                --------         ---------
Loss before extraordinary item..............................     (48,742)         (319,692)
Extraordinary item -- loss on early extinguishment of debt,
  net of income tax benefit of $4,332.......................          --             7,796
                                                                --------         ---------
Net loss....................................................    $(48,742)        $(327,488)
                                                                ========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                               CUMULATIVE
                                          COMMON   CONTRIBUTED   ACCUMULATED   TRANSLATION
                                          STOCK      CAPITAL       DEFICIT     ADJUSTMENT     TOTAL
                                          ------   -----------   -----------   -----------   --------
Balance at Inception (August 28,
  1996).................................  $  --     $     --      $      --      $   --      $     --
  Capital contributed to Viasystems
     Group prior to formation of the
     Company............................     --      103,794             --          --       103,794
  Net loss..............................     --           --        (48,742)         --       (48,742)
  Foreign currency translation
     adjustment.........................     --           --             --         (79)          (79)
                                          ------    --------      ---------      ------      --------
Balance at December 31, 1996............     --      103,794        (48,742)        (79)       54,973
  Capital contribution by Viasystems
     Group to the Company...............     --      178,969             --          --       178,969
  Net loss..............................     --           --       (327,488)         --      (327,488)
  Foreign currency translation
     adjustment.........................     --           --             --       1,353         1,353
                                          ------    --------      ---------      ------      --------
  Balance at December 31, 1997..........  $  --     $282,763      $(376,230)     $1,274      $(92,193)
                                          ======    ========      =========      ======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               INCEPTION
                                                              (AUGUST 28,
                                                                1996) TO       YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1997
                                                              ------------    ------------
Cash flows provided by (used in) operating activities:
  Net loss..................................................   $ (48,742)      $(327,488)
  Adjustments to reconcile net loss to net cash provided by
     Operating activities:
     Write-off of acquired in-process research and
      Development...........................................      50,800         294,500
     Extraordinary item -- loss on early extinguishment of
      debt..................................................          --          12,128
     Depreciation...........................................       4,102          51,884
     Amortization of intangibles............................         533          58,153
     Amortization of deferred financing costs...............         470           6,629
     Deferred taxes.........................................      (5,874)        (15,109)
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................     (15,469)         (8,050)
       Inventories..........................................       2,655         (15,979)
       Prepaid expenses and other...........................        (927)         (6,640)
       Accounts payable and accrued and other liabilities...      14,875          38,539
       Income taxes payable.................................        (761)         16,339
                                                               ---------       ---------
  Net cash from operating activities........................       1,662         104,906
                                                               ---------       ---------
  Cash flows provided by (used in) investing activities:
     Acquisitions, net of cash acquired of $20,890 and
      $42,778, respectively.................................    (282,723)       (155,904)
       Capital expenditures.................................      (3,563)       (117,163)
                                                               ---------       ---------
     Net cash used in investing activities..................    (286,286)       (273,067)
                                                               ---------       ---------
     Cash flows provided by (used in) financing activities:
       Proceeds from issuance of long-term obligations......     238,283              --
       Proceeds from the issuance of Senior Subordinated
        Notes due 2007......................................          --         400,000
       Proceeds from the Subordinated Credit Facility.......          --         216,000
       Repayment of amounts due under the Credit Agreements
        and the Second Amended and Restated Credit
        Agreement...........................................          --        (151,964)
       Repayment of the Subordinated Credit Facility........          --        (216,000)
       Repayment of other long-term obligations.............          --         (90,187)
       Equity proceeds......................................      73,794          60,719
       Financing fees and other.............................     (11,364)        (34,491)
                                                               ---------       ---------
     Net cash from financing activities.....................     300,713         184,077
                                                               ---------       ---------
     Effect of exchange rate changes on cash................          28          (4,495)
                                                               ---------       ---------
     Net change in cash and cash equivalents................      16,117          11,421
     Cash and cash equivalents at beginning of period.......          --          16,117
                                                               ---------       ---------
     Cash and cash equivalents at end of period.............   $  16,117       $  27,538
                                                               =========       =========
     SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest...............................   $     323       $  59,956
                                                               =========       =========
       Cash paid for income taxes...........................   $   1,184       $   4,742
                                                               =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
1. BASIS OF PRESENTATION

     Viasystems, Inc. ("Viasystems") is a wholly owned subsidiary of Viasystems Group, Inc. Viasystems was formed on April 2, 1997, as a subsidiary of Viasystems Group, Inc. On April 10, 1997, Viasystems Group, Inc. contributed to Viasystems all of the capital of its then existing subsidiaries. Prior to the contribution of this capital by Viasystems Group, Inc., Viasystems had no operations of its own. The consolidated financial statements included herein present the results of operations of Viasystems and its subsidiaries subsequent to the capital contribution by Viasystems Group, Inc., and the results of operations of Viasystems Group, Inc. and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems. As used herein, the Company refers to Viasystems and its subsidiaries subsequent to the capital contribution by Viasystems Group, Inc. and Viasystems Group, Inc. and its subsidiaries prior to such capital contribution. These financial statements have been adjusted to reflect the equity structure of Viasystems on a retroactive basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     The Company is primarily involved in manufacturing and distributing advanced printed circuit boards ("PCBs") and assembling backplanes at various facilities located in the United States, Canada, United Kingdom and Puerto Rico. The Company's customers include a diversified base of manufacturers in the telecommunications, computer and automotive industries throughout North America and Europe.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Viasystems and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  Foreign Currency Translation

     Local currencies have been designated as the functional currency for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are included as a component of stockholders' equity on the consolidated balance sheet.

 Derivative Financial Instruments

     In 1997, the Company entered into an interest rate hedging arrangement for the purpose of hedging against interest rate fluctuations. The Company paid a fee of approximately $180 for the arrangement. This fee is included in deferred financing fees and amortized on a straight-line basis over the life of the arrangement, through March 1999. The interest rate hedging arrangement provides a ceiling on the base interest rate of 7.0% on borrowings up to $120,000 under the Second Amended and Restated Credit Agreement (see Note 10) through March 1998 and a ceiling on the base interest rate of 8.0% on borrowings up to $120,000 under the Second Amended and Restated Credit Agreement thereafter through March 1999. The Company estimates that fair value approximates the carrying value of the interest rate hedging arrangement.

     In 1997, the Company entered into forward foreign currency collars which effectively lock in a range of exchange rates to protect the Company against foreign currency fluctuations in connection with the Chips Term Loan (as defined in Note 10), which the Company will convert to a foreign currency if the Chips Term Loan is drawn. As discussed in Notes 3 and 10, the Company has entered into the Chips Loan Notes that may be called, commencing April 1, 1997. If called, the Chips Loan Notes will be repaid from proceeds from the Chips Term Loan. The Company is required to convert the Chips Term Loan to a foreign currency after it is

                        VIASYSTEMS, INC. & SUBSIDIARIES
drawn. The collars were acquired at no cost and expire in April 1998. Gains and losses on the collars are recorded in current period earnings. The amount of gain for the year ended December 31, 1997 was immaterial.

     From time to time, the Company engages in short-term hedging activities to reduce its exposure to foreign currency fluctuations. Such hedging activities are not material and gains and losses from such activities are not significant. There can be no assurance that these hedging activities will eliminate or reduce foreign currency risk.

  Inventories

     Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead.

  Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost. Repairs and maintenance which do not extend the useful life of an asset are charged to expense as incurred. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Building....................................................  40 years
Leasehold improvements......................................  10-12 years
Machinery and equipment.....................................  3-8 years

  Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with debt financings, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

  Intangible Assets

     Intangible assets consist primarily of identifiable intangibles acquired and goodwill arising from the excess of cost over the fair value of net assets acquired. The Company assesses the recoverability of its intangible assets based on its current and anticipated future undiscounted cash flows. In addition, the Company's policy for the recognition and measurement of any impairment of goodwill is to assess the current and anticipated future discounted cash flows associated with the goodwill. An impairment of goodwill occurs when the discounted cash flows (excluding interest) do not exceed the carrying amount of goodwill. The amount of the impairment loss is the difference between the amount of the goodwill and the discounted cash flows associated with the goodwill. At December 31, 1997 the Company does not believe there has been any impairment of its identified intangible assets or goodwill. Amortization of intangible assets is computed using systematic methods over the estimated useful lives of the related assets as follows:

                                                     LIFE               METHOD
                                                     ----               ------
Developed technologies...........................  15 years    Double-declining balance
Assembled workforce..............................  1 year      Straight-line
Customer list....................................  3 years     Straight-line
Goodwill.........................................  20 years    Straight-line

                        VIASYSTEMS, INC. & SUBSIDIARIES

  Research and Development

     Expenditures for research and development activities relating to new products and processes are charged to expense as incurred. The Company's research and development expenditures were $545 and $10,797 for the period from inception (August 28, 1996) to December 31, 1996 and for the year ended December 31, 1997, respectively.

  Revenue Recognition

     Sales and related costs of goods sold are included in income when goods are delivered to the customer in accordance with the delivery terms.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     The fair market value of the Senior Subordinated Notes due 2007 (see Note
10) is $413,500 at December 31, 1997. The Company has estimated this fair value data by using current market data. The fair market values of the other financial instruments included in the consolidated financial statements approximate the carrying values of those instruments.

  Statement of Cash Flows

     For purposes of the Consolidated Statement of Cash Flows, the Company considers investments purchased with an original maturity of three months or less to be cash equivalents. In connection with the Viasystems Technologies Acquisition, the Company received $2,802 and $1,778 of property, plant, and equipment paid for by Lucent Technologies Inc. for the period from inception (August 28, 1996) to December 31, 1996 and for the year ended December 31, 1997, respectively.

     The purchase of the shares of Forward Group was partially funded through the issuance of approximately $24,420 of notes payable to Forward Group's former shareholders. The purchase of shares of ISL was entirely funded through the issuance of approximately $437,500 of loan notes.

     In 1997, the Company received a non-cash contribution of $118,250 from Viasystems Group, Inc, when Viasystems Group, Inc. transferred $118,250 in cash to Bisto Funding, Inc. The cash transfer was recorded as a capital contribution and a reduction of the carrying amount of the notes payable to the former shareholders of Interconnection Systems (Holdings) Limited (see Note 3). The notes payable recorded by the Company are net of the $118,250 as Bisto Funding, Inc. is contractually obligated to pay such amount to the note holders in the event the notes payable are redeemed (see Note 10).

3. ACQUISITIONS

     On October 1, 1996, the Company acquired all of the outstanding stock of Circo Craft Co. Inc. ("Circo Craft"), a Quebec corporation and a rigid printed circuit board manufacturer, for aggregate cash consideration of $129,850 plus acquisition fees and expenses of $885 (the "Circo Craft Acquisition"). The operating results of Circo Craft Co. Inc. are included in the consolidated financial statements of Viasystems since the date of the Circo Craft Acquisition.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The Circo Craft Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $39,200 of in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $39,200 and was charged to expense as of the acquisition date. The in-process R&D projects relate primarily to developing significant enhancements to the current product offering, as well as introducing advanced new products. The incomplete projects include new connector functionality, chip packaging solutions, component miniaturization, specialty drilling and surface finishes. Given the uniqueness of the tasks and the technologies involved, alternative future uses for these projects, apart from the objectives and economics of the projects for which they are intended, do not exist. The Company believes that the efforts to complete the acquired in-process R&D projects will consist of internally-staffed engineering costs over the next two to four years. The costs to complete the in-process R&D projects and to procure, develop and test the required capital assets are anticipated to be significant. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see
Note 2).

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................  $ 52,846
Property, plant and equipment...............................    50,710
Developed technologies......................................    13,400
Assembled workforce.........................................     5,200
Customer list...............................................     3,400
In-process R&D..............................................    39,200
Goodwill....................................................     9,829
Non-current assets..........................................     2,500
Current liabilities.........................................   (24,103)
Non-current liabilities.....................................   (22,247)
                                                              --------
          Total.............................................  $130,735
                                                              ========

     On December 1, 1996, the Company, through its newly formed subsidiary, Viasystems Technologies Corp., acquired certain assets and assumed certain liabilities of the Microelectronics Group, Interconnection Technologies Unit of Lucent Technologies Inc. (the "Lucent Division"), a rigid printed circuit board manufacturer and backplane assembler, (the "Lucent Division Acquisition") for an aggregate cash consideration of $170,000 and 1,200,000 shares of preferred stock valued at $30,000 plus acquisition fees and expenses of $1,969. The operating results of Viasystems Technologies Corp. are included in the consolidated financial statements of the Company since the date of the Lucent Division Acquisition.

     The Lucent Division Acquisition was accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $11,600 of in-process R&D. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $11,600 and was charged to expense as of the acquisition date. The in-process R&D projects relate primarily to developing significant enhancements to the current product offering as well as introducing advanced new products. The incomplete projects include new connector functionality, chip packaging solutions, component miniaturization, specialty drilling and surface finishes. Given the uniqueness of the tasks and the technologies involved, alternative future uses

                        VIASYSTEMS, INC. & SUBSIDIARIES
for these projects, apart from the objectives and economics of the projects for which they are intended, do not exist. The Company believes that the efforts to complete the acquired inprocess R&D projects will consist of internally-staffed engineering costs over the next two to four years. The costs to complete the in-process R&D projects and to procure, develop and test the required capital assets are anticipated to be significant. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................  $ 39,204
Property, plant and equipment...............................   155,674
Developed technologies......................................     7,866
Assembled workforce.........................................     5,810
Customer list...............................................     5,099
In-process R&D..............................................    11,600
Goodwill....................................................     1,013
Non-current assets..........................................    13,080
Current liabilities.........................................    (9,862)
Non-current liabilities.....................................   (27,515)
                                                              --------
          Total.............................................  $201,969
                                                              ========

     On April 11, 1997, the Company acquired all of the outstanding stock of Forward Group, PLC ("Forward"), a manufacturer of rigid printed circuit boards located in the U.K. The purchase price of approximately $208,483 consisted of cash and notes payable to certain Forward stockholders plus $5,585 of acquisition fees and expenses (the "Forward Acquisition"). The Forward Acquisition and related transaction fees and expenses were funded with (i) $40,000 from the issuance of 1,600,000 shares of Series C Preferred Stock of Viasystems Group, Inc. and (ii) $216,000 from a Subordinated Credit Facility. The Subordinated Credit Facility was paid off with a subsequent debt offering (see Note 10).

     The Forward Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. Accordingly, the results of operations of Forward since its acquisition are included in the results of operations of the Company. The Company has allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $97,800 of in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $97,800 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................    42,656
Property, plant and equipment...............................    58,534
Developed technologies......................................    34,800
Assembled workforce.........................................     6,600
Customer list...............................................    13,200
In-process R&D..............................................    97,800
Goodwill....................................................    53,083
Non-current assets..........................................     5,660
Current liabilities.........................................   (41,938)
Non-current liabilities.....................................   (56,327)
                                                              --------
          Total.............................................  $214,068
                                                              ========

     In April 1997, Viasystems Group, Inc.'s stockholders and certain of its affiliates formed Chips Holding, Inc., to acquire Interconnection Systems (Holdings) Limited ("ISL"), a manufacturer of rigid printed circuit boards located in the U.K. On April 21, 1997, Chips Holdings, Inc. acquired ISL for $437,500 plus $8,953 of acquisition fees and expenses (the "ISL Acquisition"). The purchase price consisted entirely of notes payable to the former stockholders of ISL. In connection with the transaction, the stockholders of Viasystems Group, Inc. invested $140,000 of equity capital in Chips Holdings, Inc. On June 6, 1997, Chips Holdings, Inc. merged with Viasystems Group, Inc. and the subsidiaries of Chips Holdings, Inc., including ISL, became subsidiaries of Viasystems and certain of its subsidiaries (the "Chips Merger") in consideration for the issuance to Viasystems Group, Inc.'s stockholders and certain of its affiliates of 140,000,000 shares of Viasystems Group, Inc. common stock valued at $140,000. Viasystems Group, Inc. assumed the $437,500 of notes payable which were incurred by Chips Holdings, Inc. (the "Chips Loan Notes") to finance the ISL acquisition (see Note 10).

     The ISL Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $196,700 of in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $196,700 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     The Chips Merger was accounted for as a transfer of assets among companies under common control and was recorded at Chips Holdings, Inc.'s historical cost. In the Chips Merger, ISL and its subsidiaries became wholly owned subsidiaries of Viasystems, and as such, Viasystems will account for the acquisition of ISL as of the acquisition by Chips Holdings, Inc. and the results of operations of ISL since the acquisition by Chips Holdings, Inc. are included in the results of operations of the Company.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................  $  96,287
Property, plant and equipment...............................    114,983
Developed technologies......................................     66,500
Assembled workforce.........................................      8,000
Customer list...............................................     17,900
In-process R&D..............................................    196,700
Goodwill....................................................    115,092
Non-current assets..........................................     12,971
Current liabilities.........................................    (71,140)
Non-current liabilities.....................................   (110,840)
                                                              ---------
  Total.....................................................  $ 446,453
                                                              =========

     The Company will evaluate the capacities and production capabilities of all acquired entities to assess potential cost savings from consolidating those facilities and optimize its global plant utilization by shifting production between facilities to most efficiently satisfy particular customer orders.

     Included below is unaudited pro forma financial data setting forth results of operations of the Company for the year ended December 31, 1996, as though the Circo Craft Acquisition, the Lucent Division Acquisition, the Forward Acquisition and the ISL Acquisition and the related financing had occurred at January 1, 1996 and for the year ended December 31, 1997, as though the Forward Acquisition and the ISL Acquisition and the related financing had occurred at January 1, 1997. In preparing this data, the financial data of Circo Craft for the period from January 1, 1996 to the date of the Circo Craft Acquisition has been translated at an exchange rate of Canadian $1.36 = U.S. $1.00, the exchange rate at September 30, 1996, which is not materially different from the average exchange rate for the period. Due to the differing year ends of Forward and ISL compared to the Company, the results of Forward for the month of January and ISL for the three months ended April 4, 1997 are included in the unaudited pro forma data for both the year ended December 31, 1996, and 1997. The financial data of Forward for the year ended January 31, 1997 and for the three months ended March 31, 1997 has been translated at an exchange rate of U.K.L.62 = U.S.$1.00 and U.K.L.61 = U.S.$1.00, respectively, which is not materially different from the average exchange rate for the respective period. The financial data for ISL for the year and three months ended April 4, 1997, has been translated at an exchange rate of U.K. L0.61 = U.S. $1.00, which is not materially different from the average exchange rate for the period.

                                                                1996          1997
                                                              --------      --------
Net sales...................................................  $872,424      $899,474
Loss before extraordinary item..............................   (51,411)      (35,245)
Net loss....................................................   (51,411)      (35,425)

4. INVENTORIES

     The composition of inventories at December 31 is as follows:

                                                                 1996       1997
                                                                -------    -------
Raw materials...............................................    $12,829    $24,709
Work in process.............................................     16,796     28,472
Finished goods..............................................     13,498     31,450
                                                                -------    -------
          Total.............................................    $43,123    $84,631
                                                                =======    =======

                        VIASYSTEMS, INC. & SUBSIDIARIES

5. INTANGIBLE ASSETS

     Intangible assets are amortized using systematic methods over various estimated useful lives (see Note 2). The composition of intangible assets at December 31 is as follows:

                                                                1996        1997
                                                              --------    --------
Developed technologies......................................  $ 21,185    $122,808
Assembled workforce.........................................    10,980      25,468
Customer list...............................................     8,479      39,679
Goodwill....................................................     7,809     180,039
                                                              --------    --------
                                                                48,453     367,994
Less: Accumulated amortization..............................      (533)    (58,524)
                                                              --------    --------
          Total.............................................  $ 47,920    $309,470
                                                              ========    ========

6. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31 is as follows:

                                                                1996        1997
                                                              --------    --------
Land and buildings..........................................  $ 52,480    $ 77,346
Machinery, equipment and other..............................   144,455     343,028
Construction in progress....................................    12,533      78,101
Leasehold improvements......................................     3,368       1,505
                                                              --------    --------
                                                               212,836     499,980
Less: Accumulated depreciation..............................    (4,088)    (51,852)
                                                              --------    --------
          Total.............................................  $208,748    $448,128
                                                              ========    ========

7. ACCRUED AND OTHER LIABILITIES

     The composition of accrued and other liabilities at December 31 is as follows:

                                                               1996         1997
                                                              -------      -------
Accrued payroll and related costs...........................  $12,069      $22,761
Accrued capital expenditures................................    1,752       24,565
Accrued and other liabilities...............................   28,291       38,534
                                                              -------      -------
          Total.............................................  $42,112      $85,860
                                                              =======      =======

                        VIASYSTEMS, INC. & SUBSIDIARIES

8. COMMITMENTS

     The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant, and equipment as of December 31, 1996 and 1997, was $17,083 and $49,042, respectively, of cost basis and $380 and $16,895, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $255 for the period from inception (August 28, 1998) to December 31, 1996 and $3,005 for the year ended December 31, 1997. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                        YEAR ENDING
                        DECEMBER 31,                          CAPITAL      OPERATING
                        ------------                          -------      ---------
  1998......................................................  $12,638       $2,622
  1999......................................................   10,909        2,124
  2000......................................................    5,597          192
  2001......................................................      821           49
  2002......................................................        4           34
                                                              -------       ------
          Total.............................................   29,969       $5,021
                                                                            ======
  Less: Amounts representing interest.......................   (2,759)
                                                              -------
          Capital lease obligation (see Note 10)............  $27,210
                                                              =======

     In connection with the Lucent Division Acquisition, the Company entered into a supply agreement with Lucent Technologies Inc. ("Lucent Technologies") under which Lucent Technologies agreed to purchase minimum annual dollar volumes of PCBs and backplanes from the Company at defined prices. Such agreement also provides the Company with specified remedies against Lucent Technologies in the event Lucent Technologies does not purchase the minimum annual volumes set forth in the agreement.

9. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The benefit for income taxes for the period from inception (August 28, 1996) to December 31, 1996 and the provision for income taxes for the year ended December 31, 1997 consisted of the following:

                                                               1996          1997
                                                              -------      --------
Current:
  Federal...................................................  $    --      $  3,990
  State.....................................................       --           920
  Foreign...................................................      170        18,631
                                                              -------      --------
                                                                  170        23,541
                                                              -------      --------
Deferred:
  Federal...................................................   (5,698)       (2,195)
  State.....................................................       --          (507)
  Foreign...................................................      104       (12,407)
                                                              -------      --------
                                                               (5,594)      (15,109)
                                                              -------      --------
                                                              $(5,424)     $  8,432
                                                              =======      ========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                                1996        1997
                                                              --------    ---------
U.S. Federal statutory rate.................................  $(18,416)   $(108,941)
Permanent items.............................................    15,680      113,159
State taxes.................................................    (3,250)         269
Foreign taxes in excess of U.S. statutory rate..............       213        3,945
Other.......................................................       349           --
                                                              --------    ---------
                                                              $ (5,424)   $   8,432
                                                              ========    =========

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1997
                                                             ------------    ------------
Deferred tax assets:
  Accrued liabilities not yet deductible...................    $10,112         $ 17,306
  Net operating loss carryforwards.........................      1,037              406
  Other....................................................        186            1,590
                                                               -------         --------
                                                                11,335           19,302
     Valuation Allowance...................................       (260)            (260)
                                                               -------         --------
                                                                11,075           19,042
                                                               -------         --------
Deferred tax liabilities:
  Intangibles..............................................     (5,418)         (40,251)
  Fixed Assets.............................................     (3,505)         (27,747)
  Other....................................................       (239)          (1,535)
                                                               -------         --------
                                                                (9,162)         (69,533)
                                                               -------         --------
Net deferred tax asset (liability).........................    $ 1,913         $(50,491)
                                                               =======         ========

     Approximate domestic and foreign income before income tax provision are as follows:

                                                             INCEPTION           YEAR ENDED
                                                        (AUGUST 28, 1996) TO    DECEMBER 31,
                                                         DECEMBER 31, 1996          1997
                                                        --------------------    ------------
Domestic..............................................        $(14,426)          $   5,307
Foreign...............................................         (39,740)           (316,567)

     As of December 31, 1997, the Company has $5,794 of Puerto Rican net operating loss carryforwards, which will expire in 2001-2003, if not previously utilized. At December 31, 1997, the Company has included a net current deferred tax asset of $17,306 in prepaid expenses and other assets. Due to the recent acquisitions of foreign subsidiaries, the Company is in the process of determining the amount of undistributed earnings of its foreign subsidiaries. The Company has not recognized and does not anticipate recognizing a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company does not expect those earnings to reverse and become taxable to the Company in the foreseeable future. Determination of the amount of deferred taxes on undistributed earnings of the Company's foreign subsidiaries is not practicable.

                        VIASYSTEMS, INC. & SUBSIDIARIES

10. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31 is as follows:

                                                                1996        1997
                                                              --------    --------
Credit Agreements:
  Term Facilities...........................................  $238,345    $ 87,500
  Revolvers.................................................     1,235          --
Senior Subordinated Notes Due 2007..........................        --     400,000
Chips Loan Notes Liability..................................        --     319,250
Capital lease obligations (see Note 8)......................    17,265      27,210
Other.......................................................     8,775      13,415
                                                              --------    --------
                                                               265,620     847,375
          Less current maturities...........................   (10,804)    (31,363)
                                                              --------    --------
                                                              $254,816    $816,012
                                                              ========    ========

     The schedule of principal payments for long-term obligations at December 31, 1997 is as follows:

1998..............................................  $ 31,363
1999..............................................    45,752
2000..............................................    70,388
2001..............................................    65,570
2002..............................................    65,309
Thereafter........................................   568,993
                                                    --------
                                                    $847,375
                                                    ========

EXISTING FINANCING

     In April 1997, the Company entered into a $216,000 Senior Subordinated Credit Agreement (the "Subordinated Credit Facility"). The proceeds of the Subordinated Credit Facility were used to repay $20,000 of term loans outstanding under the Credit Agreement (see Prior Financing below) and to repay a tender facility used to acquire Forward Group. In connection with the Forward Acquisition and the subsequent organization of the Company as a subsidiary of Viasystems Group, Inc., the Company entered into an Amended and Restated Credit Agreement with terms substantially similar to the Credit Agreement of Viasystems Group, Inc. In addition to existing facilities available under the Credit Agreement, the Amended and Restated Credit Agreement provided for a U.K. L32,000 (approximately US $52,800) revolving facility to Forward Group.

     In June 1997, Viasystems completed an offering (the "1997 Offering") of $400,000 of 9 3/4% Senior Subordinated Notes due 2007 (the "2007 Notes"). Interest on the 2007 Notes is due semiannually. The 2007 Notes may not be redeemed prior to June 1, 2002, except in the event of a Change of Control (as defined) or and Initial Public Offering (as defined) and at premium (as defined in the Indenture). The 2007 Notes are redeemable, at the Company's option, at the redemption prices of 104.875% at June 1, 2002, and at decreasing prices to 100% at June 1, 2005, and thereafter, plus accrued interest. In addition, prior to June 1, 2001, the Company may redeem, within specified guidelines, up to $35,000 of the 2007 Notes with proceeds of one or more Equity Offerings (as defined) by the Company or Viasystems Group, Inc. at a redemption price of 109.75% plus accrued interest. Viasystems used the net proceeds of the 1997 Offering to repay the Subordinated Credit Facility, approximately $130,000 of term loans outstanding under the Amended and Restated Credit Agreement, and approximately $41,600 of revolving credit amounts outstanding under the

                        VIASYSTEMS, INC. & SUBSIDIARIES

Amended and Restated Credit Agreement which was borrowed subsequent to December 31, 1996, to repay debt assumed in the acquisition of Chips, plus interest on all debt repaid.

     Also in June 1997 and pursuant to the Chips Merger, Viasystems Group, Inc. assumed the $437,500 of Chips Loan Notes, and the Company entered into a reimbursement obligation which requires it to pay a portion of the Chips Loan Notes in the event such notes are called. The Chips Loan Notes mature on March 31, 2003 and bear interest, payable quarterly, at approximately 6.22% per annum through April 1, 1998, with variable rate thereafter discounted from the U.S. prime rate. The Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998. The Chips Loan Notes are collateralized by letters of credit which are in turn collateralized in part by a fully cash collateralized $118,250 reimbursement obligation of Bisto Funding, Inc., a special purpose entity and sister company of Viasystems established as a subsidiary of Viasystems Group, Inc. in connection with the acquisition of ISL, with the remainder, including interest on the Chips Loan Notes for one year, collateralized by a reimbursement obligation of Viasystems (the "Chips Reimbursement Obligation"). As such, the Company's liability for principal under the Chips Loan Notes represents $319,250 (the "Chips Loan Notes Liability"), or the amount achieved by netting the $118,250 of cash collateral held by Bisto Funding, Inc. against the $437,500 of Chips Loan Notes. To the extent the interest income earned by Bisto Funding, Inc. on the $118,250 of cash it holds is insufficient to fund interest on $118,250 of the principal amount of the Chips Loan Notes, the Company will be required pursuant to the terms of the Chips Reimbursement Obligation to fund any such shortfall. Upon redemption of the Chips Loan Notes, the first $118,250 of principal payments will be paid by Bisto Funding, Inc. and the remainder will be funded by the Company in accordance with the Chips Reimbursement Obligation.

     In connection with the 1997 Offering and the Chips Merger, Viasystems Group, Inc., as guarantor, and Viasystems and certain of its subsidiaries, as borrowers, entered into a Second Amended and Restated Credit Agreement with terms substantially similar to the Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for (i) an $88,000 term loan facility (the "U.S. Term Loan") and a $150,000 revolving credit facility (the "U.S. Revolving Loan" and together with the U.S. Term Loan, the "U.S. Loans"); (ii) a U.S. $25,000 revolving credit facility (the "Canadian Revolving Loan"), (iii) a L32,000 revolving credit facility (the "Forward Group Revolving Loan") and a L27,600 revolving credit facility (the "Chips Revolving Loan", and together with the Forward Group Revolving Loan, the "U.K. Revolving Loans", and together with the U.S. Revolving Loan and the Canadian Revolving Loan, the "Revolving Loans") and (iv) US$346,463 Letter of Credit Facility in respect of the Chips Loan Notes comprised of (a) a U.S.$319,250 term loan facility ("the Chips Term Loan" and together with the U.S. Term Loan, the "Term Loans") in respect of the principal portion of the Chips Loan Notes and (b) a U.S. $27,213 facility in respect of interest on the Chips Loan Notes. The Chips Term Loan is an unfunded term loan facility that may be drawn upon by the Company so that it may satisfy the Chips Loan Notes Liability. Although the Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998, the Chips Loan Notes have not been classified as current at December 31, 1997, since the Company has in place a facility to replace the Chips Loan Notes in the event they are called. Borrowings under the Second Amended and Restated Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of the Company and its subsidiaries.

     The U.S. Term Loan consists of two tranches: (i) $55,000 of tranche B term loans (the "Tranche B Loan") and (ii) $33,000 of tranche C term loans (the "Tranche C Loan"). The Tranche B Loan amortizes semiannually over eight years and the Tranche C Loan is payable $1,500 on December 31, 2004 and $31,500 on June 30, 2005. The Chips Term Loan, if drawn, amortizes semi-annually over six years.

     The Company may use the Revolving Loans for letters of credit in an amount not to exceed $15,000, in the case of both the U.S. Revolving Loan and the Canadian Revolving Loan, and related letters of credit and bankers' acceptances in an amount not to exceed L5,000 in the case of the Forward Group Revolving Loan and

                        VIASYSTEMS, INC. & SUBSIDIARIES

L10,000 in the case of the Chips Revolving Loan. Of the Forward Group Revolving Loan, L2,232 is available solely to finance obligations in respect of the notes payable to the selling stockholders of Forward. Of the U.S. Revolving Loan, $100,000 is available solely to finance future acquisitions.

     The U.S. Loans bear interest, at the Company's election, at either: (i) the Eurocurrency Base Rate plus (x) 2.5% in the case of the Chips Term Loan and U.S. Revolving Loan, (y) 3.0% in the case of Tranche B Loan, or (z) 3.5% in the case of Tranche C Loan; or (ii) the Alternate Base Rate plus (x) 1.5% in the case of the Chips Term Loan or U.S. Revolving Loan, (y) 2.0% in the case of Tranche B Loan, or (z) 2.5% in the case of Tranche C Loan. The Alternate Base Rate is the highest of The Chase Manhattan Bank's Prime Rate, the Three-Month Secondary CD Rate (as defined therein) plus 1.0%, and the Federal Funds Effective Rate (as defined therein) plus 0.5%. The Canadian Revolving Loan denominated in U.S. dollars bears interest, at Circo Craft's election, at either (i) the Eurocurrency Base Rate plus 2.5% or (ii) the Canadian Alternate Base Rate plus 1.5%. The Canadian Revolving Loan denominated in Canadian Dollars bears interest, at Circo Craft's election either (i) the Canadian Bankers Acceptance Discount Rate plus 2.5% or (ii) the Canadian Prime Rate plus 1.5%. The Canadian Alternate Base Rate is equal to the higher of Canadian Agent's prime rate or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%. The U.K. Revolving Loans and any Chips Term Loans converted to pounds sterling bear interest at the Eurocurrency Base Rate plus 2.5%. At December 31, 1997 the weighted average interest rate on outstanding borrowings under the Amended an Restated Credit Agreement was 8.69%.

     The Company pays a per annum fee equal to the applicable margin on Revolving Loans which bear interest at the Eurocurrency Base Rate, of the average daily face amount of outstanding letters of credit, other than with respect to the Chips Letter of Credit, which fee is equal to the applicable margin on the Chips Term Loan bearing interest at the Eurocurrency Base Rate. The Company pays a Commitment Fee equal to 0.5% on the undrawn portion of the commitments in respect of Revolving Loans and a Facility Fee equal to 0.5% on the Canadian revolving credit commitment. In addition, the Company pays a fee of 0.25% per annum of Bisto Funding, Inc.'s $118,250 portion of the Chips Letter of Credit to the extent not paid by Bisto Funding, Inc.

     The Amended Senior Credit Facilities and the 2007 Notes restrict the Company from, among other things: (i) incurring additional indebtedness (other than permitted indebtedness); (ii) creating liens; (iii) disposing of assets;
(iv) guaranteeing indebtedness; (v) merging or selling substantially all of its assets; (vi) declaring and paying certain dividends; (vii) making certain investments and loans; and (viii) entering into certain transactions with affiliates, in each case with certain exceptions customary for credit facilities such as the Amended Senior Credit Facilities. In addition, the Second Amended and Restated Credit Agreement contains financial covenants which require the Company to maintain certain financial ratios and limit the Company's amount of capital expenditures.

PRIOR FINANCING

     In connection with the Circo Craft Acquisition, the Company entered into a credit agreement with a financial institution. This agreement was replaced when Circo Craft and Viasystems Technologies entered into two credit agreements with certain financial institutions dated as of November 26, 1996 (the "Circo Credit Agreement" and the "Technologies Credit Agreement", respectively, and together, the "Credit Agreement"). Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of the Company and its subsidiaries.

     The Circo Credit Agreement consists of a Cnd$86,750 (approximately U.S.$65,000) Canadian term loan (the "Canadian Term Loan") and a U.S.$25,000 (or the Canadian dollar equivalent) revolving credit facility (the "Circo Revolver"). The Viasystems Technologies Credit Agreement consist of a $65,000 term loan (the "Term A Loan"), a $55,000 term loan (the "Term B Loan"), a $55,000 term loan (the "Term C Loan"), and a $50,000 revolving credit facility (the "Viasystems Technologies Revolver"). The Canadian Term Loan, the Term A Loan, the Term B Loan, and the Term C Loan are together herein referred to as the Term Facilities.

                        VIASYSTEMS, INC. & SUBSIDIARIES

The Circo Revolver and the Viasystems Technologies Revolver are together herein referred to as the "Revolvers". The Revolvers provide that up to $15,000 of such facilities may be used for the issuance of letters of credit. At December 31, 1996, the Company had no outstanding letters of credit. At December 31, 1996, there was $73,765 of unused borrowing capacity under the Revolvers. The Credit Agreements contain several financial covenants which, among other things, require the Company to maintain certain financial ratios, restrict the Company's ability to incur additional indebtedness, and limit the amount of capital expenditures. A commitment fee of .5% on the unused portion of the Revolvers is payable quarterly.

     Mandatory principal payments of the Term Facilities are due in semi-annual installments. The final installments on the Term A Loan and Canadian Term Loan are due on December 31, 2002 at which time the Revolvers are also due. The final installment on the Term B Loan is due on June 30, 2004. The final installment on the Term C Loan is due on June 30, 2005. Beginning in fiscal year 1997, the Credit Agreements require annual prepayments of the Term Facilities based on "Excess Cash Flow" (as defined).

     Borrowings under the Term A Loan, the Canadian Term Loan, and the United States dollar borrowings under the Revolvers bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreements) plus 1.5% or (b) the Eurodollar Rate (as defined in the Credit Agreements) plus 2.5%. Canadian dollar borrowings under the Revolver bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate plus 1.0% or (b) the Eurodollar Rate plus 2.0%. Borrowings under the Term B Loan bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate plus 2.0% or (b) the Eurodollar Rate plus 3.0%. Borrowings under the Term C Loan bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate plus 2.5% or
(b) the Eurodollar Rate plus 3.5%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on formulas as defined in the Credit Agreements. Interest payment dates vary depending on the interest rate option to which the Term Facilities and the Revolvers are tied, but generally interest is payable quarterly. At December 31, 1996 the weighted average interest rate on outstanding borrowings was 7.68%

11. OTHER NONCURRENT LIABILITIES

     Included in other noncurrent liabilities are liabilities for monitoring and oversight fees to Hicks, Muse & Co. Partners L.P. ("Hicks, Muse"), a shareholder and affiliate of the Company, (see Note 15) and deferred income related to reimbursement agreements with two governmental agencies in the U.K. (the "U.K. Agreements"). Pursuant to the U.K. Agreements, the agencies have provided funds of approximately $18,000 as of December 31, 1997. Funds received by the Company under the U.K. Agreements are not subject to repayment, provided that the Company meets certain employment requirements at its manufacturing facilities. As the Company has met and management believes that it will continue to meet these requirements, the Company is recognizing the amounts to be received under the U.K. Agreements as a reduction of cost of sales over the life of the U.K. Reimbursement Agreements and, as such, recognized a reduction of cost of sales of approximately $3,134 during the year ended December 31, 1997.

12. CONTINGENCIES

     The Company is subject to various lawsuits and claims with respect to such matters as patents, product development and other actions arising in the normal course of business. In the opinion of the Company's management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on the Company's financial condition and results of operations.

     The Company believes it is in material compliance with applicable environmental laws and regulations and that its environmental controls are adequate to address existing regulatory requirements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

13. BUSINESS SEGMENT INFORMATION

     The Company operates in one business segment -- the manufacture and sale of PCBs, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and can be grouped into two geographical segments.

     Pertinent financial data by major geographic segments is as follows:

                                                                OPERATING        TOTAL
                                                 NET SALES    INCOME/(LOSS)      ASSETS
                                                 ---------    -------------    ----------
NORTH AMERICA:
  Inception (August 28, 1996) to December 31,
     1996......................................  $ 50,400       $ (50,931)     $  447,775
  Year ended December 31, 1997.................   499,266          50,495         803,526
EUROPE:
  Inception (August 28, 1996) to December 31,
     1996......................................  $     --       $      --      $       --
  Year ended December 31,1997..................   296,023        (289,490)        632,428
ELIMINATIONS
  Inception (August 28, 1996 to December 31,
     1996......................................  $     --       $      --      $  (60,034)
  Year ended December 31, 1997.................        --              --        (367,042)
TOTAL:
  Inception (August 28, 1996) to December 31,
     1996......................................  $ 50,400       $ (50,931)     $  387,741
  Year ended December 31, 1997.................   795,289        (238,995)      1,068,912

14. CONCENTRATION OF BUSINESS

     Sales to one customer were 27% and 39% of net revenues for the period from inception (August 28, 1996) to December 31, 1996 and for the year ended December 31, 1997, respectively.

15. RELATED PARTY TRANSACTIONS

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse (a shareholder and affiliate of the Company) pursuant to which the Company paid Hicks, Muse a cash fee of $5,013 for the period from inception (August 28, 1996) to December 31, 1996 and $10,400 for the year ended December 31, 1997 as compensation for financial advisory services. The fees have been allocated to acquisition costs and the debt and equity securities issued in connection with the Acquisitions as deferred financing costs. The Agreement further provides that the Company shall pay Hicks, Muse an annual fee of $1,750 for ten years of monitoring and oversight services, adjusted annually at the end of each fiscal year to an amount equal to .2% of the budgeted consolidated net sales of the Company, but in no event less than $1,750 annually. The obligation under the Agreement and the related deferred financing costs have been recorded in the consolidated balance sheet and will be amortized over the life of the agreement.

     Pursuant to the Chips Merger, Viasystems Group, Inc. assumed the $437,500 of Chips Loan Notes, and the Company entered into a Reimbursement Obligation which requires it to pay a portion of the principal and interest on the Chips Loan Notes in the event such notes are called. The Company's portion of the Chips Loan Notes is $319,250, which is the net amount of the Chips Loan Notes of $437,500 and cash collateral held by Bisto Funding, Inc. in the amount of $118,250. The cash collateral held by Bisto Funding, Inc. is required to be paid to the loan note holders prior to the Company's Reimbursement Obligation commitment (see Note 10).

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The Company purchased approximately $1,307 and $41,000 of connectors from Berg Electronics Corp. (an affiliate of the Company) for the period from inception (August 28, 1996) to December 31, 1996 and for the year ended December 31, 1997, respectively. The Company had a payable to Berg Electronics Corp. of $1,307 and $4,600 as of December 31, 1996, and 1997, respectively

16. STOCK OPTION PLANS

     On February 4, 1997, Viasystems Group, Inc. adopted the Viasystems Group, Inc. 1997 Stock Option Plan (the "Option Plan"), pursuant to which incentive and non-qualified stock options, stock appreciation rights, stock awards, performance awards, and stock units (vesting stock awards) may be issued. A total of 8,409,782 shares of Viasystems Group, Inc. Common Stock will be reserved for issuance under the Stock Option Plan. As of December 31, 1997, options to purchase an aggregate of 5,235,000 shares of Viasystems Group, Inc. Common Stock subject to the terms and conditions of the Stock Option Plan are outstanding. The terms and vesting periods of the options granted are to be determined by the board of directors. All options granted under the Option Plan to date have ten year terms and vest over five year periods.

     Viasystems Group, Inc. has also granted performance options ("the Performance Options") to certain key executives. The Performance Options are exercisable only on the occurrence of certain events. The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.08. The Performance Options terminate on the tenth anniversary date of the date of grant.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Option Plan. Had compensation cost for the Option Plan and the Performance Options been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Financial Accounting Standards No. 123, pro forma net loss for the year ended December 31, 1997, would have been $(327,588).

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions: (i) no dividend yield;
(ii) risk free interest rate of 5.5%; and (iii) expected life of 5 years.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts of compensation costs. Additional awards in future years are anticipated.

     Changes in the status of the Option Plan are summarized below:

                                                      WEIGHTED
                                                      AVERAGE
                                                   EXERCISE PRICE     OPTIONS     OPTIONS
                                                     PER SHARE        GRANTED     VESTED
                                                   --------------    ---------    -------
December 31, 1996................................      $  --                --         --
  Granted........................................       1.00         5,260,000         --
  Vested.........................................       1.00                --    200,000
  Forfeited......................................       1.00           (25,000)        --
                                                                     ---------    -------
December 31, 1997................................      $1.00         5,235,000    200,000
                                                                     =========    =======

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Changes in the status of the Performance Options are summarized below:

                                                      WEIGHTED
                                                      AVERAGE
                                                   EXERCISE PRICE     OPTIONS     OPTIONS
                                                     PER SHARE        GRANTED     VESTED
                                                   --------------    ---------    -------
August 28, 1996 (inception)......................      $  --                --         --
  Granted........................................       1.00         1,085,187         --
                                                                     ---------    -------
December 31, 1996................................       1.00         1,085,187         --
  Granted........................................       1.00         8,138,904         --
  Vested.........................................         --                --         --
  Forfeited......................................         --                --         --
                                                                     ---------    -------
December 31, 1997................................      $1.01         9,224,091         --
                                                                     =========    =======

     The weighted average grant-date fair value of options granted during 1997 was $1.00 per share. All options outstanding under the Option Plan at December 31, 1997, have exercise prices of $1.00 per share and have weighted average remaining contractual lives of between 9 and 10 years.

     Of the Performance Options outstanding at December 31, 1997, 1,085,187 and 8,138,904 have exercise prices of $1.08 and $1.00, respectively, and have weighted average remaining contractual lives of between 9 and 10 years.

17. RETIREMENT PLANS

     The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company contributes 1% of employees salaries to the Plan and matches a percentage of the employees' deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Plan at the end of each year. The Company's contributions to the Plan were $0 for the period from inception (August 28, 1996) to December 31, 1996 and $807 for the year ended December 31, 1997.

     The Company and its subsidiaries have two defined benefit pension plans covering certain groups of employees in foreign countries. The benefits are based on years of services and final average salary. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined.

     Components of net pension expense are as follows:

                                                               1997
                                                              ------
Service cost (present value of benefits earned in the
  year).....................................................  $1,821
Interest cost on the projected benefit obligation...........   2,699
Actual return on assets.....................................  (6,970)
Net amortization and deferral...............................   4,016
                                                              ------
Net periodic pension costs..................................  $1,566
                                                              ======

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated balance sheet:

                                                                1997
                                                              --------
Projected benefit obligation................................  $ 44,978
Plan assets at fair value, primarily equity and fixed-income
  securities................................................   (43,675)
                                                              --------
Net pension liability.......................................  $  1,303
                                                              ========

     The principal assumptions used are as follows:

                                                              PERCENT
                                                              -------
Weighted average discount rates.............................   6.75%
Long term rate of return on plan assets.....................   8.75%
Salary Growth...............................................   4.75%
Pension Increases...........................................   3.00%

18. EXTRAORDINARY ITEM

     During the year ended December 31, 1997, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $7,796, net of income tax benefit of $4,332, related to deferred financing fees incurred on debt retired before maturity.

19. SUBSEQUENT EVENTS

     On February 9, 1998, the Company completed the offering of an additional $100,000 of 9 3/4% Series B Senior Subordinated Notes due 2007 (the "1998 Offering"). As a condition of the 1998 Offering and the Credit Agreement, Hicks Muse agreed to contribute an additional $50,000 of equity to the Company and the Second Amended and Restated Credit Agreement was amended to, among other things, establish an additional $70,000 term loan and increase the U.S. Revolving Loan by $25,000.

     On January 30, 1998, the Company acquired certain assets and assumed certain liabilities of the PCB production facility of Ericsson Telecom AB ("Ericsson") located in Sweden (the "Ericsson Facility"), for a cash purchase price of approximately $7,000. In addition, the company and Ericsson signed a three-year supply agreement whereby Ericsson committed to purchase 40% of its PCB requirements from the Company. On February 17, 1998, the Company acquired Print Service Holding N.V., the holding company parent of Mommers Print Service, B.V. ("Mommers"), a PCB manufacturer located in The Netherlands and specializing in the production of high-volume, medium- to high-complexity PCBs and backplanes, for a purchase price of approximately $59,400, including assumed debt. On March 12, 1998, the Company acquired Zincocelere S.p.A. ("Zincocelere"), a PCB manufacturer located in northern Italy and specializing in the production of high volume, medium to high complexity PCB's, for a purchase price of approximately $100,000, including assumed debt. The acquisition of the PCB production facility from Ericsson, and the acquisitions of Mommers and Zincocelere are herein referred to as the 1998 Acquisitions. The Company anticipates that it will continue to make strategic acquisitions of PCB companies throughout the world in accordance with its expansion strategy.

     A portion of the proceeds of the 1998 Offering, the additional term loan under the Senior Credit Facilities, and the $50,000 equity contribution by Hicks Muse have been used to fund the acquisitions of the Ericsson Facility, Mommers, and Zincocelere. In addition, the Company used a portion of these proceeds to repay revolving credit line amounts borrowed subsequent to December 31, 1997, and outstanding under the Second Amended and Restated Credit Agreement.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                     BALANCE
      ALLOWANCE FOR DOUBTFUL           AT                      CHARGES TO                               BALANCE AT
    ACCOUNTS -- DEDUCTED FROM       BEGINNING                   COST AND     ACCOUNTS     TRANSLATION     END OF
 RECEIVABLES IN THE BALANCE SHEET   OF PERIOD   ACQUISITIONS    EXPENSES    WRITTEN OFF   ADJUSTMENTS     PERIOD
----------------------------------  ---------   ------------   ----------   -----------   -----------   ----------
          1996....................    $  --        $  407        $   --       $    --        $  2         $  409
                                      =====        ======        ======       =======        ====         ======
          1997....................    $ 409        $1,632        $7,176       $(7,636)       $992         $2,573
                                      =====        ======        ======       =======        ====         ======

                                AUDITORS' REPORT

To The Directors of Circo Craft Co. Inc.

     We have audited the consolidated statements of earnings, retained earnings and changes in financial position of Circo Craft Co. Inc. for the nine-month period ended September 30, 1996. These statements are the responsibility of the company's management. Our responsibility is to express an opinion on these statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation.

     In our opinion, these consolidated statements of earnings, retained earnings and changes in financial position present fairly, in all material respects, the results of operations of the Company and the changes in its financial position for the nine-month period then ended in accordance with generally accepted accounting principles in Canada.

                                            Coopers & Lybrand
                                            General Partnership
                                            Chartered Accountants

Montreal, Quebec
December 20, 1996

                                AUDITORS' REPORT

To the Directors of Circo Craft Co. Inc.:

     We have audited the consolidated statements of earnings, retained earnings and changes in financial position of Circo Craft Co. Inc. for the year ended December 31, 1995. These statements are the responsibility of the company's management. Our responsibility is to express an opinion on these statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation.

     In our opinion, these consolidated statements of earnings, retained earnings and changes in financial position present fairly, in all material respects, the results of operations of the Company and the changes in its financial position for the year ended December 31, 1995, in accordance with generally accepted accounting principles in Canada.

                                            Deloitte & Touche
                                            Chartered Accountants

Montreal, Quebec
February 1, 1996

                              CIRCO CRAFT CO. INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                                               NINE MONTH
                                                               YEAR ENDED     PERIOD ENDED
                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1995            1996
                                                              ------------    -------------
                                                                 (THOUSANDS OF DOLLARS)
Balance -- Beginning of period..............................    $32,216          $43,909
          Net earnings for the period.......................     11,693            1,974
                                                                -------          -------
Balance -- End of period....................................    $43,909          $45,883
                                                                =======          =======

                              CIRCO CRAFT CO. INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                                               NINE MONTH
                                                               YEAR ENDED     PERIOD ENDED
                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1995            1996
                                                              ------------    -------------
                                                                 (THOUSANDS OF DOLLARS)
Sales.......................................................    $185,156        $129,633
Cost of sales...............................................     148,788         101,532
                                                                --------        --------
Operating margin............................................      36,368          28,101
                                                                --------        --------
Selling, general and administrative expenses................      11,087           7,969
                                                                --------        --------
Other expenses (income)
  Depreciation of fixed assets..............................       7,931           8,456
  Interest on long-term debt................................         852             646
  Interest income...........................................        (915)           (880)
  Expenses related to sale (note 9).........................          --           5,907
                                                                --------        --------
                                                                   7,868          14,129
                                                                --------        --------
Earnings before income taxes and non-controlling interest...      17,413           6,003
Provision for income taxes (note 5).........................       5,564           3,847
                                                                --------        --------
Earnings before non-controlling interest....................      11,849           2,156
Non-controlling interest....................................         156             182
                                                                --------        --------
Net earnings for the period.................................    $ 11,693        $  1,974
                                                                ========        ========

                              CIRCO CRAFT CO. INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                                               NINE MONTH
                                                               YEAR ENDED     PERIOD ENDED
                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1995            1996
                                                              ------------    -------------
                                                                 (THOUSANDS OF DOLLARS)
Operating activities
  Net earnings for the period...............................    $ 11,693        $  1,974
     Non-cash items --
       Depreciation of fixed assets.........................       7,931           8,456
       Deferred income taxes................................         800           1,050
       Gain on sale of fixed assets.........................        (397)           (716)
       Non-controlling interest.............................         156             182
                                                                --------        --------
                                                                  20,183          10,946
  Cash provided by (used for) non-cash operating working
     capital items..........................................       3,964           7,191
                                                                --------        --------
                                                                  24,147          18,137
                                                                --------        --------
Financing activities
  Increase in long-term debt................................       3,537           4,186
  Repayment of long-term debt...............................      (2,624)         (3,187)
  Decrease in non-controlling interest......................          --          (2,608)
  Issue of common shares....................................       8,827           4,047
                                                                --------        --------
                                                                   9,740           2,438
                                                                --------        --------
Investing activities
  Acquisition of fixed assets...............................     (23,764)        (13,058)
  Proceeds from sale of fixed assets........................         922           1,018
                                                                --------        --------
                                                                 (22,842)        (12,040)
                                                                --------        --------
Increase in cash............................................      11,045           8,535
Cash -- beginning of period.................................       6,685          17,730
                                                                --------        --------
Cash -- end of period.......................................    $ 17,730        $ 26,265
                                                                ========        ========
  Represented by --
     Cash and short-term deposits...........................      19,231          28,438
     Bank indebtedness......................................      (1,501)         (2,173)
                                                                --------        --------
                                                                $ 17,730        $ 26,265
                                                                ========        ========

                              CIRCO CRAFT CO. INC.

                        NOTES TO CONSOLIDATED STATEMENTS
                        (EXPRESSED IN CANADIAN DOLLARS)
1. ACCOUNTING POLICIES

     The consolidated statements of earnings, retained earning and changes in financial position have been prepared in accordance with accounting principles generally accepted in Canada and include the following significant accounting policies:

  Principles of Consolidation

     The consolidated statements of earnings, retained earnings and changes in financial position include the accounts of the company and its wholly owned subsidiary, Circo Caribe Corporation ("Circo Caribe"). All significant intercompany transactions have been eliminated on consolidation.

  Inventories

     Inventories are valued at the lower of cost and market. Cost is determined using the first-in, first-out method for raw materials. The cost of work in process inventories and finished goods includes the cost of raw materials, direct labour and applicable manufacturing overhead, excluding depreciation. Market is defined as replacement cost for raw materials, and as net realizable value for work in process and finished goods.

  Fixed Assets and Depreciation

     Fixed assets are recorded at cost less applicable investment tax credits, government grants and accumulated depreciation. Assets under capital leases are included in fixed assets. Depreciation is computed using the straight-line method at the following annual rates:

Buildings...................................................              2 1/2%
Machinery and equipment.....................................       15% - 33 1/3%
Leasehold improvements......................................                 10%

  Revenue Recognition

     Sales and related cost of sales are included in income when goods are delivered to the customer in accordance with the delivery terms.

  Foreign Currency

     Foreign currency transactions and balances including those of Circo Caribe, an integrated foreign subsidiary, are translated using the temporal method. Under this method, monetary assets and liabilities are translated into Canadian dollars at exchange rates in effect as at the balance sheet date and non-monetary assets and liabilities at the exchange rates prevailing when the assets were acquired and liabilities incurred. Sales and expenses, with the exception of depreciation and amortization, are translated at average monthly rates. Depreciation and amortization are translated at the rates used in the translation of the relevant asset accounts. Translation gains and losses are included in determining net earnings in the period in which the exchange rate changes except for gains and losses on long-term debt, which are deferred and amortized over the remaining life of the debt.

  Income Taxes

     The company follows the tax allocation method in providing for income taxes. Deferred income taxes result primarily from the difference between capital cost allowance claimed for income tax purposes and depreciation recorded for accounting purposes.

                              CIRCO CRAFT CO. INC.

                        (EXPRESSED IN CANADIAN DOLLARS)

2. NON-CONTROLLING INTEREST

     The Economic Development Bank for Puerto Rico (EDB) subscribed to 150,000 Class A Preferred shares of Circo Caribe (EDB shares) for a total amount of U.S. $1,500,000. The EDB shares have a par value of U.S. $10 per share and carry a cumulative preferential annual dividend of 7.5% on the par value thereof, payable on a semi-annual basis. EDB shares carry no voting rights.

3. CAPITAL STOCK

     (a) As at September 30, 1996, the authorized capital stock consists of the following in an unlimited number:

          First Preferred shares, without nominal or par value, issuable in series

          Second Preferred shares, without nominal or par value, issuable in series

          Common shares, without nominal or par value

     The directors are responsible for defining the rights, privileges, restrictions and conditions attached to each series of the First and Second Preferred shares upon their issuance.

     (b) The issued and paid capital stock consists of the following:

                                                                  SEPTEMBER 30,
                                                                       1996
                                                              ----------------------
                                                              (THOUSANDS OF DOLLARS)
16,069,300 common shares....................................          41,823
1,200,000 Second Preferred shares, Series A (note 3(c)).....              --
156,000 Second Preferred shares, Series B (note 3(c)).......              --
2,556,000 Second Preferred shares, Series C (note 3(c)).....              --
                                                                      ------
                                                                      41,823
                                                                      ======

     (c) The company issued Second Preferred shares, Series A, B and C in connection with the financial assistance amounting to $1,200,000 in 1986, $78,000 in 1988, $78,000 in 1990, $852,000 in 1991, $852,000 in 1992 and
$852,000 in 1993, received from the Government of Quebec for costs incurred in the installation of facilities. Such shares are non-voting and are entitled to receive, as and when declared, an aggregate non-cumulative preferential dividend of $1 and upon liquidation, to receive an aggregate amount of $1. The company issued such shares for the purposes of such financial assistance and will repurchase such shares at their issue price of $1 per share upon request of the holder thereof if the majority of the common shares or more than half of the assets of the company are transferred, within five years following the granting of such financial assistance, to an enterprise whose head office is not located in the Province of Quebec or to an individual who does not reside therein unless prior approval is obtained from the holder of such Preferred shares. The proceeds from these issues were deducted from the cost of certain fixed assets.

     Subsequent to September 30, 1996, pursuant to an agreement with the Government of Quebec, the company repurchased and cancelled all of the issued Second Preferred shares, Series A, B and C for a total cash consideration of $752,400. As at September 30, 1996, the company recorded a provision for the share repurchase as an increase to the cost of certain fixed assets, which had been previously reduced upon receiving the Government of Quebec grant.

     (d) On September 28, 1996, the company issued 317,100 common shares to the Economic Development Bank for Puerto Rico in exchange for the 150,000 Class A Preferred shares it previously held in Circo Caribe.

                              CIRCO CRAFT CO. INC.

                        (EXPRESSED IN CANADIAN DOLLARS)

The value attributed to the common shares issued corresponds to the redemption price of the shares of Circo Caribe received, which was $2,044,950 (U.S. $1,500,000).

     (e) In 1995, the company established a Key Employee Stock Option Plan (the "Plan"). The maximum number of common shares that may be issued under the Plan shall not exceed 1,250,000 common shares. In 1996, the company issued 317,000 common shares for a total cash consideration of $2,002,225 upon exercise of options granted in 1995 and 1996 under this Plan. There were no outstanding options as at September 30, 1996.

     (f) In 1995, the company issued 1,349,799 common shares at a price of $6.50 per share for the exercise of warrants.

     (g) In 1994, under the terms of specific employment contracts, the company granted options to two officers to purchase from treasury a maximum of 150,000 common shares. During 1995, 12,500 options were exercised at a price of $4.24 per share. Following the resignation of these officers in 1995, the balance of unvested options expired.

4. SALES

     In January 1995, the company reached an out-of-court settlement with a competitor for an amount of $10,528,000. This amount was received in January 1995 and was presented as other receivable as at December 31, 1994.

5. INCOME TAXES

     (a) The company's provision for income taxes includes the following:

                                                                              NINE MONTH
                                                              YEAR ENDED     PERIOD ENDED
                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1995            1996
                                                             ------------    -------------
                                                                (THOUSANDS OF DOLLARS)
Current....................................................     $4,764          $2,797
Deferred...................................................        800           1,050
                                                                ------          ------
                                                                $5,564          $3,847
                                                                ======          ======

     (b) The company's effective income tax rate is as follows:

                                                              1995     1996
                                                                %        %
                                                              -----    -----
Combined basic federal and provincial income tax rate.......  45.09    45.09
Increase (decrease) in income tax rate resulting from:
  Active business income deduction..........................  (7.35)   (7.35)
  Manufacturing and processing deduction....................  (7.00)   (7.00)
  Non-deductible expenses...................................     --    12.82
  Surtax....................................................   1.07     1.12
  Other.....................................................   1.19     2.07
                                                              -----    -----
Combined Canadian rates.....................................  33.00    46.75
Unrecognized (recognized) income tax benefits of Circo
  Caribe....................................................  (1.05)   17.33
                                                              -----    -----
                                                              31.95    64.08
                                                              =====    =====

                              CIRCO CRAFT CO. INC.

                        (EXPRESSED IN CANADIAN DOLLARS)

     (c) Circo Caribe obtained a fifteen-year tax exemption grant under the 1987 Puerto Rico Tax Incentives Act. The grant expires in December 2011 and provides a 90% exemption on industrial development income and property taxes.

6. MAJOR CUSTOMERS

     Approximately 26%, 19%, and 10%, respectively (1995 -- 19%, 15%, 14%, and 11%) of the company's sales were to three unrelated multinational corporations (four in 1995) which have multiple divisions responsible for their own purchasing decisions.

7. BUSINESS AND GEOGRAPHIC SEGMENT

     The company's operations are concentrated in the manufacturing of printed circuits, with facilities located in Canada and Puerto Rico selling to a diversified base of manufacturers in the telecommunications, computer, automotive, and industrial electronics markets throughout North America. Information concerning the company's business by geographic segment is as follows:

                                    CANADA                      PUERTO RICO                    CONSOLIDATED
                         ----------------------------   ----------------------------   ----------------------------
                                         NINE MONTH                     NINE MONTH                     NINE MONTH
                          YEAR ENDED    PERIOD ENDED     YEAR ENDED    PERIOD ENDED     YEAR ENDED    PERIOD ENDED
                         DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                             1995           1996            1995           1996            1995           1996
                         ------------   -------------   ------------   -------------   ------------   -------------
                                                           (THOUSANDS OF DOLLARS)
Sales to external
  Customers............    155,326         109,756         29,830         19,877         185,156         129,633
                           =======         =======         ======         ======         =======         =======
Inter-segment Sales....         --             678          7,211            775              --              --
                           =======         =======         ======         ======         =======         =======
Earnings (loss)
  Before income taxes
  And non-controlling
  Interest.............     16,859           8,228            554         (2,225)         17,413           6,003
                           =======         =======         ======         ======         =======         =======

     Export sales amounted to approximately 66% (1995 -- 73%) of the company's total sales to external customers.

8. UNITED STATES ACCOUNTING PRINCIPLES

     The consolidated statements of earnings, retained earnings and changes in financial position have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). In certain respects, Canadian GAAP differs from accounting principles generally accepted in the United States ("U.S. GAAP").

                              CIRCO CRAFT CO. INC.

                        (EXPRESSED IN CANADIAN DOLLARS)

  Net Earnings

     (a) The following summary sets out the material adjustments to the company's reported net earnings, which would be made in order to conform to U.S.
GAAP:

                                                                              NINE MONTH
                                                              YEAR ENDED     PERIOD ENDED
                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1995            1996
                                                             ------------    -------------
                                                                (THOUSANDS OF DOLLARS)
Net earnings for the period under Canadian GAAP............     11,693           1,974
U.S. GAAP adjustments:
  Contingent gain (note 8(b))..............................      8,984              --
  Translation gains and losses (note 8(c)).................        241            (103)
  Income taxes (note 8(d)).................................       (515)            167
                                                                ------           -----
Net earnings (loss) for the period under U.S. GAAP.........     20,403           2,038
                                                                ======           =====

     (b) Under Canadian GAAP in effect before April 1, 1996, contingent gains, when confirmed, were treated as prior period adjustments and the effect of the change was applied retroactively to the years to which they relate. Under U.S. GAAP, contingent gains are recorded in the year the uncertainty as to the likelihood or amount is resolved. Accordingly, the out-of-court settlement of $10,528,000 described in note 4 would have been recorded in earnings in 1995 under U.S. GAAP net of related expenses of $1,544,000.

     (c) Under Canadian GAAP, translation gains and losses arising on the translation, at exchange rates prevailing at the balance sheet date, of long-term debt denominated in foreign currency are deferred and amortized over the remaining life of the related debt. Under U.S. GAAP, such gains and losses are included in the statement of earnings in the period in which the exchange rate changes.

     (d) Under Canadian GAAP, the company follows the tax allocation method in providing for income taxes while under U.S. GAAP the liability method would be used. Under this method, deferred income taxes are calculated on the difference between accounting and tax values of the assets and liabilities. The current tax rate is used to calculate deferred income taxes at the balance sheet date. Deferred tax assets arising from losses and temporary differences are subject to a valuation allowance whenever it is more likely that the assets will not be realized.

     (e) Under Canadian GAAP, costs of providing life insurance and health care benefits to employees after retirement are recognized as incurred while under U.S. GAAP these costs are accrued during the employees' years of active service. This difference in GAAP would not result in a material change to the company's consolidated statements of earnings, retained earnings and changes in financial position.

                              CIRCO CRAFT CO. INC.

                        (EXPRESSED IN CANADIAN DOLLARS)

  Cash flows

     (f) Under U.S. GAAP, the following amounts would be reported:

                                                                              NINE MONTH
                                                              YEAR ENDED     PERIOD ENDED
                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1995            1996
                                                             ------------    -------------
                                                                (THOUSANDS OF DOLLARS)
Net cash provided by operating activities..................     24,388           18,034
Net cash provided by financing activities..................      9,300            1,222
Net cash used in investing activities......................    (21,790)         (14,444)
                                                               -------          -------
Net increase in cash.......................................     11,898            4,812
                                                               -------          -------
Cash at the end of the period..............................     16,600           21,412
                                                               =======          =======

     (g) Canadian GAAP allows the disclosure of a subtotal of the amount of cash provided by operating activities before cash provided by non-cash operating working capital items. U.S. GAAP requires a statement of cash flows without subtotal.

     (h) Under U.S. GAAP, the definition of cash in the statement of cash flows would exclude short-term deposits with original maturities of three months or more and bank indebtedness which amounted to $8,000,000 and $3,147,000, respectively as at September 30, 1996 (December 31, 1995 $3,500,000 and $2,370,000, respectively). Under U.S. GAAP, changes in short-term deposits with original maturities of three months or more would be disclosed as an investing activity and changes in bank indebtedness would be disclosed as a financing activity.

     (i) Machinery and equipment financed through capital leases are included as financing and investing activities in the consolidated statement of changes in financial position under Canadian GAAP but would be excluded from a statement of cash flows under U.S. GAAP. New capital leases amounted to $2,096,000 and $2,052,000 for the nine-month period ended September 30, 1996 and for the year ended December 31, 1995.

  Other disclosure

     (j) The disclosure of the following amounts is required under U.S. GAAP:

                                                                              NINE MONTH
                                                               YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1995           1996
                                                              ------------   -------------
                                                                 (THOUSANDS OF DOLLARS)
Research and development expenses...........................     4,159           3,495
Payments under operating leases.............................       795             799
Payments under capital leases...............................       975           1,713
Interest paid...............................................     1,025             631
Income taxes paid...........................................     4,115           3,931

     (k) The company maintains defined contribution pension plans for certain key employees. The plan allows for employee contributions for a maximum of $11,500, subject to certain legal limitations, of which the company contributes 100%. Under both U.S. GAAP and Canadian GAAP, company contributions are expensed when incurred. The company's contributions for the nine-month period ended September 30, 1996 were $105,000 (year ended December 31, 1995 -- $88,000).

                              CIRCO CRAFT CO. INC.

                        (EXPRESSED IN CANADIAN DOLLARS)

     (l) As at September 30, 1996, Circo Caribe had net operating loss carryforwards of approximately U.S.$5,400,000, which expire from 2000 to 2003.

9. COMMITMENTS

     Circo Caribe leases its manufacturing facilities in Puerto Rico under an operating lease with the Puerto Rico Industrial Development Corporation, which expires on December 31, 2002. Future lease payments will aggregate U.S.$3,048,000, including the following amounts, over the next five years:

                                                  (THOUSANDS OF
                                                  U.S. DOLLARS)
                                                  -------------
1997............................................       508
1998............................................       508
1999............................................       508
2000............................................       508
2001............................................       508

10. SUBSEQUENT EVENT

     On October 1, 1996, the company was acquired and, effective November 8, 1996, was amalgamated with its new parent company, HMTF Canada Acquisition Inc. under the provisions of Part IA of the Companies Act (Quebec). Combined operations have continued under the name of Circo Craft Co. Inc.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Lucent Technologies, Inc.
Berkeley Heights, New Jersey

and

The Board of Directors
Viasystems Group, Inc.
St. Louis, Missouri:

     We have audited the accompanying statements of operations of the Interconnection Business (the "Business") of the Microelectronics Group, Interconnection Technologies Unit of Lucent Technologies Inc. ("Lucent") for the year ended December 31, 1995 and for the period January 1, 1996 through November 30, 1996. These statements are the responsibility of Lucent's management. Our responsibility is to express an opinion on these statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements were prepared to present the results of operations of the Business pursuant to the acquisition agreement described in
Note 1, and are not intended to be a complete presentation of the Business' results of operations or cash flows.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the statements of operations of the Business for the year ended December 31, 1995 and for the period January 1, 1996 through November 30, 1996, pursuant to the acquisition agreement referred to in Note 1, in conformity with generally accepted accounting principles.

                                            Coopers & Lybrand L.L.P.

St. Louis, Missouri
February 21, 1997

           MICROELECTRONICS GROUP, INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                PERIOD FROM
                                                                              JANUARY 1, 1996,
                                                               YEAR ENDED         THROUGH
                                                              DECEMBER 31,      NOVEMBER 30,
                                                                  1995              1996
                                                              ------------    ----------------
Net sales...................................................    $325,047          $325,102
Operating expenses:
  Cost of goods sold........................................     274,824           244,313
  Selling, general and administrative.......................      35,246            27,567
  Research and development..................................       7,199             7,225
  Depreciation and amortization.............................      16,378            18,317
                                                                --------          --------
          Operating income (loss)...........................      (8,600)           27,680
Other income (expenses):
  Other income..............................................          94               228
  Interest expense..........................................        (204)             (917)
                                                                --------          --------
          Income (loss) before income taxes.................      (8,710)           26,991
Provision (benefit) for income taxes........................      (3,310)           10,257
                                                                --------          --------
          Net income (loss).................................    $ (5,400)         $ 16,734
                                                                ========          ========

    The accompanying notes are an integral part of the financial statements.

           MICROELECTRONICS GROUP, INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
1. BACKGROUND AND BASIS OF PRESENTATION:

     Pursuant to an Acquisition Agreement (the "Agreement") dated November 26, 1996, between Viasystems Technologies Corp. ("Viasystems Technologies"), a wholly owned subsidiary of Viasystems Group, Inc., and Lucent Technologies, Inc. ("Lucent"), Viasystems Technologies agreed to acquire certain assets and assume certain liabilities from the Microelectronics Group, Interconnection Technologies Unit (the "Business") of Lucent in exchange for consideration totaling $200,000. The Business designs, manufactures and markets printed circuit boards, backplanes and related products and components for the telecommunications and computer-related markets. The effective date of the Agreement is December 1, 1996.

     The Business' financial statements are derived from the historical books and records of the Microelectronics Group, Interconnection Technologies Unit of Lucent and present assets sold and liabilities assumed and the results of operations of the Business related to the acquisition by Viasystems Technologies. The historical operating results may not be indicative of the results after the acquisition by Viasystems Technologies. No statement of cash flows has been presented since any computation of historical cash flow data for the Business would be based on arbitrary assumptions of the financial information necessary to prepare such data and, in the opinion of management, would not be meaningful.

     The Business' financial statements include allocations of certain expenses that have historically been accounted for by Lucent based on allocation methods that depend on the nature of the account. For those costs that are labor intensive, such as research and development, allocations are made based on forecasted head count percentages. Most other costs are allocated based on forecasted sales. Many of the marketing and sales costs are negotiated each year between the department providing the service and the individual business unit. The percentage of the negotiated cost of the business unit to the total negotiated cost for that service is applied to the actual cost each month and allocated to the individual business units. A portion of the operating expenses are incurred at the Richmond Works location, particularly product management, transportation and local research and development. These expenses are allocated to the Business using estimates calculated by the department's manager. Some transportation expense is based on specific service contracts when they can be identified.

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

     Lucent's management believes that these allocations are based on assumptions that are reasonable under the circumstances. However, these allocations are not necessarily indicative of the costs and expenses that would have resulted if the Business had been operated as a separate entity.

           MICROELECTRONICS GROUP, INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS) -- (CONTINUED)

     The allocations and other components of cost of sales and selling, general and administrative expenses are as follows:

                                                                              PERIOD FROM
                                                                            JANUARY 1, 1996
                                                             YEAR ENDED         THROUGH
                                                            DECEMBER 31,     NOVEMBER 30,
                                                                1995             1996
                                                            ------------    ---------------
Allocated cost of sales...................................    $  8,878         $  6,004
Other cost of sales.......................................     265,946          238,309
                                                              --------         --------
                                                              $274,824         $244,313
                                                              ========         ========
Allocated selling expense.................................    $  6,226         $  3,494
Other selling expense.....................................       3,823            2,472
Allocated general and administrative......................      14,187            8,706
Other general and administrative..........................      11,010           12,895
                                                              --------         --------
                                                              $ 35,246         $ 27,567
                                                              ========         ========
Allocated research and development........................    $     --         $     --
Other research and development............................       7,199            7,225
                                                              --------         --------
                                                              $  7,199         $  7,225
                                                              ========         ========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the report period. Actual results could differ from those estimates.

     B. Revenue Recognition: Sales and related costs of goods sold are included in income when goods are shipped to the customer.

     C. Income Taxes: The Business is not a separate taxable entity for federal, state, or local income tax purposes. The Business' operations are included in the consolidated Lucent tax returns. Lucent has historically allocated income taxes to the Business using an assumed statutory tax rate in effect without consideration to segregating current and deferred income taxes. In addition, the statutory tax rate has not been reduced for research and development or other tax credits, if any, as these amounts cannot be separately determined for the Business. Accordingly, the provision for income taxes is based on an assumed combined federal and state statutory rate of 38% for each year presented, but current and deferred portions of the provision have not been determined.

     D. Research and Development Costs: Research and development costs are charged to expense when incurred.

3. TRANSACTIONS WITH AFFILIATES:

     The Business through the normal course of business, conducts transactions with Lucent and its affiliates. In addition to the various allocated costs and expenses described in Note 1, the majority of the Business' net sales is with Lucent affiliated entities.

           MICROELECTRONICS GROUP, INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS) -- (CONTINUED)

     The Business' sales to Lucent and its affiliates were $282,971 and $295,189 for the year ended December 31, 1995 and for the period January 1, 1996 through November 30, 1996, respectively.

     The cost of sales related to the sales to Lucent and its affiliates were $239,624 and $232,276 for the year ended December 31, 1995 and for the period January 1, 1996 through November 30, 1996, respectively.

     Receipts, disbursements and the net cash position of the Business have been managed by the Microelectronics Group through a centralized treasury system. Accordingly, both cash generated by and cash requirements of the Business flow through the Microelectronics Group. There is no direct interest cost allocation to the Business with respect to borrowings, if any, and, accordingly, the Statements of Operations do not include any financing costs.

4. EMPLOYEE BENEFIT PLANS:

     A. Pension Plans: The Business participates in noncontributory defined benefit plans sponsored by Lucent covering substantially all employees. Benefits for management employees are principally based on career average pay. Benefits for occupational employees are not directly pay-related. Information required pursuant to SFAS No. 87, Employer's Accounting for Pensions, including the funded status of the plans is not available for the Business as a separate entity.

     Pension contributions are principally determined using the aggregate cost method and are primarily made to trust funds held for the sole benefit of plan participants. Pension cost is computed using the projected unit credit method and an assumed long-term rate of return on plan assets of 9% in 1995 and 1996, respectively.

     B. Savings Plans: The Business participates in savings plans sponsored by Lucent covering the majority of employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Lucent matches a percentage of the employee contributions up to certain limits.

     C. Postretirement Benefit Plans: The Business participates in benefit plans for retirees, which include health care benefits, life insurance coverage and telephone concessions sponsored by Lucent. Lucent adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, effective January 1, 1993. This Standard requires that estimated future retiree benefits be accrued for during the years the employees are working and accumulating these benefits. Information required pursuant to SFAS No. 106, including the net periodic postretirement benefit cost and information on the funded status of the plan, is not available for the Business as a separate entity.

     The costs of these plans were allocated to the Business on the basis of salaries, the majority of which are included in cost of sales. Benefit costs included in cost of sales were approximately $7,300 and $6,200 for the year ended December 31, 1995 and for the period January 1, 1996 through November 30, 1996, respectively.

5. COMMITMENTS:

     In conjunction with the Agreement, Lucent and Viasystems Technologies have entered into certain contractual arrangements whereby Lucent has agreed to provide to Viasystems Technologies manufacturing, labor and support services. Lucent and Viasystems Technologies have also entered into a supply agreement effective through December 31, 2001, which shall extend through December 31, 2003 in the event Viasystems Technologies has in all material respects satisfied the Performance Metrics (as defined) of the supply agreement. Such agreement shall continue thereafter until terminated by either party upon eighteen months prior written notice.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Forward Group PLC

     We have audited the accompanying consolidated balance sheet of Forward Group PLC and its subsidiaries at 31 January 1997 and the related consolidated profit and loss accounts and cash flow statements for each of the years in the two-year period ended 31 January 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Forward Group PLC and its subsidiaries at 31 January 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended 31 January 1997 in conformity with generally accepted accounting principles in the United Kingdom.

     Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States of America. Application of generally accepted accounting principles in the United States of America would have affected the profit for the financial year for each of the years in the two-year period ended 31 January 1997 and equity shareholders' funds at 31 January 1997 to the extent summarized in Note 25 to the consolidated financial statements.

                                        KPMG Audit Plc
                                        Chartered Accountants

Birmingham, England
7 April 1997

                               FORWARD GROUP PLC

                     CONSOLIDATED PROFIT AND LOSS ACCOUNTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                       YEARS ENDED
                                                                        31 JANUARY
                                                                     ----------------
                                                                      1996     1997
                                                              NOTE   (L000)   (L000)
                                                              ----   ------   -------
Turnover
  Continuing operations.....................................    2    66,839    97,001
  Acquisitions..............................................    2        --     8,028
                                                                     ------   -------
                                                                     66,839   105,029
                                                                     ------   -------
Operating profit
  Continuing operations.....................................    3     7,976     8,079
  Acquisitions..............................................    3        --     1,022
                                                                     ------   -------
                                                                      7,976     9,101
  Net interest payable......................................    5      (412)     (996)
                                                                     ------   -------
Profit on ordinary activities before taxation...............    6     7,564     8,105
Tax on profit on ordinary activities........................    8    (2,641)   (2,707)
                                                                     ------   -------
Profit for the financial year...............................          4,923     5,398
Dividends...................................................    9    (1,089)     (552)
                                                                     ------   -------
Retained profit for the financial year......................   18     3,834     4,846
                                                                     ======   =======

     The results on a historical cost basis are not materially different to those reported above.

     A reconciliation of the movement in shareholders' funds is shown in note
19.

                               FORWARD GROUP PLC

          CONSOLIDATED STATEMENTS OF TOTAL RECOGNIZED GAINS AND LOSSES
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                 YEARS ENDED
                                                                  31 JANUARY
                                                              ------------------
                                                               1996       1997
                                                              (L000)     (L000)
                                                              -------    -------
Profit for the financial year...............................   4,923      5,398
Currency translation adjustment.............................      --        (22)
                                                               -----      -----
                                                               4,923      5,376
                                                               =====      =====

                               FORWARD GROUP PLC

                          CONSOLIDATED BALANCE SHEETS
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                        31 JANUARY
                                                                           1997
                                                                NOTE      (L000)
                                                                ----    ----------
Fixed assets
  Tangible assets...........................................     10       36,407
Current assets
  Stocks....................................................     12        6,586
  Debtors...................................................     13       17,289
                                                                         -------
                                                                          23,875
Creditors: amounts falling due within one year..............     14      (26,949)
                                                                         -------
Net current liabilities.....................................              (3,074)
                                                                         -------
Total assets less current liabilities.......................              33,333
Creditors: amounts falling due after more than one year.....     15       (6,574)
Provisions for liabilities and charges......................     16       (2,616)
                                                                         -------
Net assets..................................................              24,143
                                                                         =======
Capital and reserves
  Called up share capital...................................     17        2,754
  Share premium account.....................................     18        6,837
  Revaluation reserve.......................................     18          566
  Profit and loss account...................................     18       13,986
                                                                         -------
Equity shareholders' funds..................................              24,143
                                                                         =======

                               FORWARD GROUP PLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                       YEARS ENDED 31,
                                                                           JANUARY
                                                                      ------------------
                                                                       1996       1997
                                                              NOTE    (L000)     (L000)
                                                              ----    -------    -------
Net cash inflow from operating activities...................  20a      10,667     18,561
Returns on investments and servicing of finance
  Interest received.........................................               61         85
  Interest paid.............................................             (464)    (1,018)
  Dividends paid............................................             (722)    (1,207)
                                                                      -------    -------
Net cash outflow from returns on investments and servicing
  of finance................................................           (1,125)    (2,140)
UK tax paid.................................................           (1,670)    (3,633)
Investing activities
  Purchase of tangible fixed assets.........................  20e      (4,153)    (7,624)
  Acquisition of businesses (net of cash and cash
     equivalents acquired)..................................  20d      (8,191)    (9,184)
  Sale of tangible fixed assets.............................              299        435
                                                                      -------    -------
Net cash outflow from investing activities..................          (12,045)   (16,373)
                                                                      -------    -------
Net cash outflow before financing...........................           (4,173)    (3,585)
Financing
  Issue of Ordinary share capital...........................            7,550         92
  Capitalisation issue expenses.............................               --        (24)
  Repayment of bank loan....................................             (790)      (720)
  Capital element of hire purchase and finance lease
     payments...............................................           (1,170)    (2,393)
                                                                      -------    -------
Net cash inflow/(outflow) from financing....................  20b       5,590     (3,045)
                                                                      -------    -------
Net increase/(decrease) in cash and cash equivalents........  20c       1,417     (6,630)
                                                                      =======    =======

                               FORWARD GROUP PLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)

1. GENERAL

     As used in the consolidated financial statements and related notes, the term "Company" refers to Forward Group PLC and the term "Group" refers to Forward Group PLC and its subsidiary undertakings as set out in note 24.

PRINCIPAL ACCOUNTING POLICIES

     The following accounting policies have been applied consistently in dealing with items which are considered material in relation to the consolidated financial statements of Forward Group PLC:

  Basis of preparation

     The consolidated financial statements have been prepared under the historical cost convention, modified to include the revaluation of certain freehold property, and in accordance with applicable Accounting Standards.

  Basis of consolidation

     The consolidated financial statements incorporate the financial statements of Forward Group PLC and all of its subsidiary undertakings made up to 31 January 1997 under the acquisition method of accounting. The results of companies or businesses acquired during the year are included from the date of acquisition. Internal sales and profits are eliminated on consolidation. Goodwill arising on acquisitions is written off directly against reserves on acquisition.

  Turnover

     Turnover represents the amounts (excluding value added tax) derived from the provision of goods to third party customers and is recognized when goods are shipped and title has passed.

  Government revenue grants

     Government revenue grants are recognized in the profit and loss account in the period during which the expenditure to which they relate is incurred.

  Stocks and work in progress

     Stocks and work in progress are valued on a first in, first out basis at the lower of cost and net realizable value. Cost comprises materials, labor and an appropriate proportion of production overheads.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

  Depreciation

     Depreciation is provided so as to write off the cost or valuation, including commissioning costs, of tangible fixed assets to their estimated residual value on a straight line basis, at the following annual rates:

Freehold buildings..........................................  2.5%
Plant and machinery.........................................  10% -- 20%
Fixtures, fittings, tools and equipment.....................  10% -- 25%
Motor vehicles..............................................  25%

Freehold land is not depreciated.

  Research and development

     Expenditure on research and development is expensed in the year in which it is incurred.

  Deferred taxation

     Deferred taxation is provided using the liability method in respect of the taxation effect of all timing differences to the extent that it is probable that liabilities will crystallise or assets be realized in the foreseeable future.

  Hire purchase and leased assets

     Assets held under hire purchase or finance lease contracts are capitalized and included in tangible fixed assets at their fair value. Each asset is depreciated over the shorter of the contract term or its estimated useful life. Obligations relating to such contracts, net of finance charges in respect of future periods, are included as appropriate under creditors. Finance charges are allocated to accounting periods over the period of the lease to produce a constant rate of return on the outstanding balance. Rentals under operating leases are charged to the profit and loss account on a straight-line basis over the life of the lease.

  Pensions

     The Group operates both a defined contribution pension scheme and a defined benefit pension scheme. The Group's contributions to the defined contribution scheme are charged against profits on an accruals basis in the year to which they relate. Contributions to the defined benefit scheme are charged against profits so as to spread the cost of pensions over employees' working lives. The funds of both schemes are administered by trustees and are independent of the Group's finances.

  Foreign exchange

     Transactions denominated in foreign currencies are translated at the rate of exchange ruling on the day the transaction occurs or at the contracted rate if the transaction is covered by a forward exchange contract.

     Foreign currency monetary assets and liabilities in the balance sheet are translated into sterling at the rates of exchange ruling at the end of the year or, if appropriate, at the forward contract rate. Any resulting exchange gains or losses are taken to the profit and loss account.

     The assets and liabilities of overseas subsidiary undertakings are translated at the closing exchange rate. The profit and loss accounts of those undertakings are translated using the average rate of exchange during the year. Net exchange differences arising on translation are taken to reserves.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

2. SEGMENTAL ANALYSIS

     Turnover is analyzed by geographical destination as follows:

                                                               1996      1997
                                                              (L000)    (L000)
                                                              ------    -------
United Kingdom..............................................  40,263     55,848
Rest of Europe..............................................  25,200     42,364
Rest of the world...........................................   1,376      6,817
                                                              ------    -------
                                                              66,839    105,029
                                                              ======    =======

     The Group's turnover, profit before taxation and assets relate to only one business segment, the electronics division.

     In the opinion of the Directors an analysis of turnover, profit before taxation and net assets by geographical area of operation would be seriously prejudicial to the interests of the Group and therefore as permitted under SSAP25 no disclosure is made.

3. OPERATING PROFIT

                                                              CONTINUING
                                                              OPERATIONS
                            1996                                (L000)
                            ----                              ----------
Turnover....................................................    66,839
Cost of sales...............................................   (52,251)
                                                               -------
Gross profit................................................    14,588
Selling, general and administrative expenses................    (6,725)
Other income................................................       113
                                                               -------
Operating profit............................................     7,976
                                                               =======

                                                       CONTINUING
                                                       OPERATIONS    ACQUISITIONS      TOTAL
                        1997                             (L000)         (L000)         (L000)
                        ----                           ----------    ------------   ------------
Turnover.............................................    97,001          8,028        105,029
Cost of sales........................................   (78,339)        (5,916)       (84,255)
                                                        -------         ------        -------
Gross profit.........................................    18,662          2,112         20,774
Selling, general and administrative expenses.........   (10,780)        (1,122)       (11,902)
Other income.........................................       197             32            229
                                                        -------         ------        -------
Operating profit.....................................     8,079          1,022          9,101
                                                        =======         ======        =======

     Included in the above for 1997 are the following exceptional charges relating to the restructuring of continuing operations and acquired businesses:

                                                       CONTINUING
                                                       OPERATIONS    ACQUISITIONS    TOTAL
                                                         (L000)         (L000)       (L000)
                                                       ----------    ------------    ------
Cost of sales........................................     546            433           979
Selling, general and administrative expenses.........     168             97           265
                                                          ---            ---         -----
                                                          714            530         1,244
                                                          ===            ===         =====

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     Acquisitions in 1997 comprise the former GEC-Marconi hybrid business, Manchester Circuits Limited and TI Technologies (Pty) Limited.

4. STAFF NUMBERS AND COSTS

     The average number of persons employed by the Group (including executive Directors) during the year, analysed by category, was as follows:

                                                              1996     1997
                                                              -----    -----
Sales.......................................................     32       51
Administration..............................................     49       80
Production..................................................    933    1,642
                                                              -----    -----
                                                              1,014    1,773
                                                              =====    =====
Employees at end of year....................................  1,454    1,874
                                                              -----    -----

     The aggregate payroll costs of these persons were as follows:

                                                               1996      1997
                                                              (L000)    (L000)
                                                              ------    ------
Wages and salaries..........................................  18,215    30,503
Social security costs.......................................   1,755     2,916
Other pension costs.........................................     745     1,239
                                                              ------    ------
                                                              20,715    34,658
                                                              ======    ======

5. NET INTEREST PAYABLE

                                                               1996      1997
                                                              (L000)    (L000)
                                                              ------    ------
Bank loan and overdrafts....................................   216        609
Hire purchase and finance lease contracts...................   257        472
                                                               ---      -----
Interest payable and similar charges........................   473      1,081
Interest receivable and similar income......................   (61)       (85)
                                                               ---      -----
                                                               412        996
                                                               ===      =====

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

6. PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION

     Profit on ordinary activities before taxation is stated after charging/(crediting):

                                                                 1996      1997
                                                                (L000)    (L000)
                                                                ------    ------
  Directors' emoluments (see note 7):
    As Directors..............................................    33        86
    Remuneration as executives................................   333       333
                                                                 ---       ---
                                                                 366       419
    Compensation for loss of office...........................    81        --
  Grants receivable...........................................   (21)      (19)
  Property rental income......................................   (88)      (87)
  Auditors' remuneration......................................    75        84
  Research and development expenditure........................   507       764
  Payments under operating leases:
    Plant and equipment.......................................   113       245
    Other assets..............................................   187       324
                                                                 ===       ===

     In addition, KPMG Audit Plc and its associates received L97,000 (1996:
L91,000) in respect of other services provided during the year.

7. DIRECTORS' EMOLUMENTS

  (a) Remuneration

     The emoluments of the Chairman, excluding pension contributions, were L97,000 (1996: L95,000). The emoluments of the highest paid Director, excluding pension contributions, were 136,000. In 1996 the Chairman was also the highest paid director.

     The emoluments of the Directors, excluding pension contributions, were within the following ranges:

                                                         1996    1997
                                                         ----    ----
    L5,001 --  L10,000...............................      1      --
    L10,001 -- L15,000...............................      2      --
    L15,001 -- L20,000...............................     --       1
    L20,001 -- L25,000...............................     --       1
    L25,001 -- L30,000...............................      2      --
    L40,001 -- L45,000...............................     --       1
    L70,001 -- L75,000...............................      1      --
    L75,001 -- L80,000...............................      1      --
    L95,001 -- L100,000..............................      1       1
    L100,001 -- L105,000.............................     --       1
    L135,001 -- L140,000.............................     --       1
                                                          ==      ==

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

  (b) Share options over Ordinary shares

                                AT        NUMBER OF OPTIONS        AT
                            1 FEBRUARY   -------------------   31 JANUARY   EXERCISE         NORMAL
                               1996      GRANTED   EXERCISED      1997       PRICE      EXERCISE PERIOD
                            ----------   -------   ---------   ----------   --------   ------------------
  DA Bumpsteed............   100,000         --          --     100,000      88.75p    06.07.98--05.07.05
                                                               ==========
  MJ Glanfield............    80,000         --     (80,000)         --      56.25p    31.05.96--30.05.03
                              20,000         --          --      20,000      61.75p    24.02.98--23.02.05
                                  --     20,000          --      20,000        180p    13.02.99--12.02.06
                                                               ----------
                                                                 40,000
                                                               ==========

     The figures shown as at 1 February 1996 have been restated to reflect the 3 for 1 capitalisation issue.

     The closing price of the Company's Ordinary shares on the London Stock Exchange on 31 January 1997 was 171.5p. The range during the period was 103.5p to 289.5p.

8. TAX ON PROFIT ON ORDINARY ACTIVITIES

                                                                 1996      1997
                                                                (L000)    (L000)
                                                                ------    ------
  The charge for taxation all arises in the UK and comprises:
    Corporation tax on profit for the year at 33% (1996:
       33%)...................................................  2,486     2,556
    Deferred taxation.........................................    202       439
  Prior year adjustments in respect of:
    Corporation tax...........................................   (111)     (281)
    Deferred taxation.........................................     64        (7)
                                                                -----     -----
                                                                2,641     2,707
                                                                =====     =====

     The 1997 current year charge includes the effect of tax losses which have not been relieved.

9. DIVIDENDS

                                                                   1996      1997
                                                                  (L000)    (L000)
                                                                  ------    ------
  Interim dividend paid.......................................      434      552
  Proposed final dividend.....................................      655       --
                                                                  -----      ---
                                                                  1,089      552
                                                                  =====      ===

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

10. TANGIBLE ASSETS

                                     FREEHOLD LAND AND
                                         BUILDINGS                      FIXTURES,
                                    -------------------      PLANT      FITTINGS,
                                       AT          AT         AND       TOOLS AND     MOTOR
                                    VALUATION     COST     MACHINERY    EQUIPMENT    VEHICLES    TOTAL
                                     (L000)      (L000)     (L000)       (L000)       (L000)     (L000)
                                    ---------    ------    ---------    ---------    --------    ------
  Cost or valuation
    At beginning of year........      1,400      5,277      26,594        1,347         717      35,335
    Additions...................         --        890       9,430        1,130         391      11,841
    Transfers...................         --         --         295         (315)         20          --
    Acquisitions of
       businesses...............         --        710       1,644           84          85       2,523
    Disposals...................         --         (4)       (279)        (108)       (322)       (713)
    Translation adjustment......         --         --         (18)          (1)         --         (19)
                                      -----      -----      ------        -----        ----      ------
    At end of year..............      1,400      6,873      37,666        2,137         891      48,967
                                      =====      =====      ======        =====        ====      ======
  Depreciation
    At beginning of year........        195        247       7,073          540         252       8,307
    Charged in year.............         32        128       4,086          237         211       4,694
    Transfers...................         --         --          68          (68)         --          --
    Disposals...................         --         (1)       (238)         (25)       (183)       (447)
    Translation adjustment......         --         --           5            1          --           6
                                      -----      -----      ------        -----        ----      ------
    At end of year..............        227        374      10,994          685         280      12,560
                                      -----      -----      ------        -----        ----      ------
  Net book value
    At end of year..............      1,173      6,499      26,672        1,452         611      36,407
                                      =====      =====      ======        =====        ====      ======
    At beginning of year........      1,205      5,030      19,521          807         465      27,028
                                      =====      =====      ======        =====        ====      ======

     On 25 January 1990 the freehold property then owned at Tamworth was valued at open market value on the basis of existing use at L1,400,000. The historical cost of tangible fixed assets included at a valuation at the end of the year was L874,000. Accumulated historical cost depreciation was L258,000.

     The net book value of Group tangible fixed assets includes L10,412,000 in respect of assets held under hire purchase or finance lease contracts, after charging depreciation for the year of L1,286,000 and L1,439,000 of freehold land, which is not depreciated.

     Plant and machinery includes L1,143,000 of assets which are under the course of construction.

11. INVESTMENTS
  (a) Acquisition of businesses -- year ended 31 January 1996

     On 13 March 1995, Technograph Microcircuits Limited purchased the former Ferranti International plc Hybrids Manufacturing and Test Division for a cash consideration of L10,000. Goodwill arising on this acquisition of L67,000 has been written off against merger reserve.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     On 21 June 1995 the Group acquired the entire issued share capital of Exacta Circuits Limited for a total consideration of up to L16,000,000, together with acquisition costs of L766,000.

                                                       BOOK      ACQUISITION     FAIR
                                                       VALUE     ADJUSTMENTS     VALUE
                                                      (L000)       (L000)       (L000)
                                                      -------    -----------    -------
Assets
  Tangible fixed assets...........................     16,673          --        16,673
  Stocks..........................................      2,211          --         2,211
  Debtors.........................................     11,867         (92)       11,775
  Cash............................................          8          --             8
                                                      -------      ------       -------
                                                       30,759         (92)       30,667
                                                      =======      ======       =======
Liabilities
  Bank overdraft..................................       (285)         --          (285)
  Bank loan.......................................     (4,030)         --        (4,030)
  Taxation........................................     (2,665)         --        (2,665)
  Finance lease contracts.........................     (4,016)         --        (4,016)
  Other creditors.................................     (6,590)         --        (6,590)
  Provisions......................................       (655)     (1,445)       (2,100)
                                                      -------      ------       -------
                                                      (18,241)     (1,445)      (19,686)
                                                      =======      ======       =======
  Net assets acquired.............................     12,518      (1,537)       10,981
                                                      =======      ======
  Goodwill written off against merger reserve.....                                5,785
                                                                                -------
                                                                                 16,766
                                                                                =======

     The acquisition adjustments reflect an assessment of the fair value of debtors compared to book value together with recognition of the proceeds receivable in respect of Exacta Circuits Limited's unexercised share options (see below) and an adjustment to align Exacta Circuits Limited's accounting policy on deferred taxation with that of the Group.

                                                                (L000)
                                                                ------
The consideration was satisfied by:
Shares issued and to be issued for non-cash consideration:
  Nominal value.............................................       122
  Fair value in excess of nominal value.....................     5,917
                                                                ------
                                                                 6,039
Cash element of consideration including costs of                 7,904
  acquisition...............................................
Deferred consideration:
  Share options.............................................       323
  Contingent................................................     2,500
                                                                ------
                                                                16,766
                                                                ======

     On 27 February 1996, 30,966 Ordinary shares in Exacta Circuits Limited were issued under that company's share option scheme, which was then wound up. These shares were immediately acquired by the Company under the terms of the June 1995 Sale and Purchase Agreement. Included in the above consideration are 63,593 Ordinary shares in the Company issued for a non-cash consideration of L157,000 together with cash of L323,000.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     The payment of L2,500,000 deferred consideration was made on 21 June 1996 to the vendors of Exacta Circuits Limited. It was contingent on a target profit before taxation of L5,500,000 being achieved for the calendar year 1995. This target was achieved.

  (c) Acquisition of businesses -- year ended 31 January 1997

     On 26 March 1996 Technograph Microcircuits Limited acquired GEC-Marconi's hybrid business for a total cash consideration of L2,726,000.

     On 7 May 1996 the Company acquired the entire issued share capital of Manchester Circuits Limited for a total consideration of L830,000.

     On 27 June 1996 the Company acquired the entire issued share capital of TI Technologies (Pty) Limited (based in South Africa) for an initial consideration of L510,000. Further consideration, which has not been provided for, of up to L501,000 may become payable upon certain profit targets being achieved in the 22 months ending on 31 January 1998.

     The fair values of the assets and liabilities acquired as a result of the above are as follows:

                                                 GEC-                       TI
                                               MARCONI    MANCHESTER   TECHNOLOGIES
                                                HYBRID     CIRCUITS       (PTY)
                                               BUSINESS    LIMITED       LIMITED      TOTAL
                                                (L000)      (L000)        (L000)      (L000)
                                               --------   ----------   ------------   ------
Fixed assets.................................     123        2,098           302       2,523
Stocks.......................................   1,525          387           652       2,564
Debtors......................................     463          955           873       2,291
Cash in hand.................................      --           --            15          15
Creditors....................................    (431)        (960)       (1,190)     (2,581)
Bank loans and overdrafts....................      --       (1,645)         (698)     (2,343)
Taxation.....................................     113          (11)           --         102
Hire purchase obligations....................      --         (424)           --        (424)
Deferred tax.................................      83          (35)           --          48
                                                -----       ------        ------      ------
Fair value of net assets acquired............   1,876          365           (46)      2,195
                                                =====       ======        ======      ======

     Fair values are after taking account of adjustments of L755,000 to reflect an assessment of the differences between the book values and fair values of assets acquired, L97,000 of alignments to accord with group accounting policies and the recognition of unprovided liabilities of L265,000 at the relevant dates of acquisition.

     Following the triennial valuation of the Exacta Circuits Pension Plan on 5 April 1996 the provision at 31 January 1996 has been released resulting in an adjustment to the provisional assessment of fair values made at the date of acquisition.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     Goodwill written off in the year comprises:

                                                              (L000)
                                                              ------
Fair value of net assets acquired...........................  2,195
Consideration...............................................  4,225
                                                              -----
Goodwill arising on current year acquisitions...............  2,030
Revision to provisional fair value assessment made in
  respect of the acquisition of Exacta Circuits Limited.....   (584)
                                                              -----
                                                              1,446
                                                              =====
The consideration was satisfied by:
Shares issued for non-cash consideration:
  Nominal value.............................................      1
  Fair value in excess of nominal value.....................    191
                                                              -----
                                                                192
Cash consideration..........................................  3,874
Costs of acquisition........................................    159
                                                              -----
                                                              4,225
                                                              =====

     The following table, which is presented for the purposes of disclosure under US GAAP in accordance with the requirements of Accounting Principles Board Opinion No. 16 "Business Combinations" ("APB 16"), reflects the unaudited pro forma combined results of operations of the Group, together with the companies and businesses acquired during the years ended 31 January 1996 and 1997 on the basis that the acquisitions had taken place on 1 February 1995:

                                                               1996       1997
                                                              -------    -------
                                                              (L000)     (L000)
                                                                 (UNAUDITED)
Turnover....................................................  103,007    107,617
Profit on ordinary activities after taxation................    7,553      5,161

     The following table, which is presented for the purposes of disclosure under US GAAP in accordance with the requirements of APB 16, reflects the unaudited pro forma combined results of continuing operations of the Group, together with the companies and businesses acquired during the years ended 31 January 1996 and 1995 on the basis that the acquisitions had taken place on 1 February 1994:

                                                               1995       1996
                                                              -------    -------
                                                              (L000)     (L000)
                                                                 (UNAUDITED)
Turnover....................................................   68,211     90,845
Profit on ordinary activities after taxation................    3,927      7,425

     These unaudited pro forma combined results have been prepared for comparative purposes only. In management's opinion the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the years presented or of future operations of the combined companies under the ownership and management of the Company.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

12. STOCKS

                                                               1997
                                                              (L000)
                                                              ------
Raw materials and consumables...............................  3,233
Work in progress............................................  2,465
Finished goods and goods for resale.........................    888
                                                              -----
                                                              6,586
                                                              =====

13. DEBTORS

                                                               1997
                                                              (L000)
                                                              ------
Trade debtors...............................................  16,368
Other debtors...............................................     454
Prepayments and accrued income..............................     467
                                                              ------
                                                              17,289
                                                              ======

14. CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                               1997
                                                              (L000)
                                                              ------
Bank overdrafts.............................................   5,841
Bank loan...................................................     720
Obligations under hire purchase and finance lease
  contracts.................................................   2,400
Trade creditors.............................................  10,884
Corporation tax and Advance Corporation Tax payable.........   2,540
Other taxes and social security.............................   1,448
Other creditors.............................................     278
Accruals and deferred income................................   2,838
                                                              ------
                                                              26,949
                                                              ======

     The bank overdrafts and loan are secured by charges over the Group's assets.

15. CREDITORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR

                                                               1997
                                                              (L000)
                                                              ------
Bank loan...................................................  1,800
Obligations under hire purchase and finance lease
  contracts.................................................  4,774
                                                              -----
                                                              6,574
                                                              =====
Bank loan and overdrafts are repayable as follows:
Within one year.............................................  6,561
Between one and two years...................................    720
Between two and five years..................................  1,080
                                                              -----
                                                              8,361
                                                              =====

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     Obligations under hire purchase and finance lease contracts are payable as follows:

                                                               1997
                                                              (L000)
                                                              ------
Within one year.............................................  2,400
Between one and two years...................................  4,498
Between two and five years..................................    276
                                                              -----
                                                              7,174
                                                              =====

16. PROVISIONS FOR LIABILITIES AND CHARGES

                                                               1997
                                                              (L000)
                                                              ------
Deferred taxation...........................................  2,616
Pension provision...........................................     --
                                                              -----
                                                              2,616
                                                              =====

  (a) Deferred taxation

     Deferred taxation is provided using the liability method at a rate of 33% as follows:

                                                               1997
                                                              (L000)
                                                              ------
Accelerated capital allowances..............................  2,413
Short term timing differences...............................    203
                                                              -----
                                                              2,616
                                                              =====

                                                               1997
                                                              (L000)
                                                              ------
At beginning of year........................................  2,068
Charged to profit and loss account..........................    432
Arising on purchase of businesses...........................    (48)
Movement in Advance Corporation Tax.........................    164
                                                              -----
At end of year..............................................  2,616
                                                              =====

     Unprovided deferred taxation in respect of deferred capital gains amounted to L744,000.

  (a) Pension provision

     The pension provision which arose during the year ended 31 January 1996 as a result of the acquisition of Exacta Circuits Limited was subsequently released during the year ended 31 January 1997 as a result of the reassessment of provisional fair values referred to in notes 11 and 22.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

17. SHARE CAPITAL

                                                                   1997
                                                              ---------------
                                                              (L000)   (L000)
                                                              ------   ------
Authorised:
  Ordinary shares of 5p each................................  72,900   3,645
                                                              ======   =====
Allotted, called up and fully paid:
  Ordinary shares of 5p each................................  55,088   2,754
                                                              ======   =====

     On 13 March 1996 the Company issued 63,593 Ordinary shares for a non-cash consideration of 157,000 as part of the arrangements regarding the purchase of the remaining shares under option in Exacta Circuits Limited.

     On 20 May 1996 the Company issued 17,597 Ordinary shares in connection with the acquisition of Manchester Circuits Limited for a non-cash consideration of L134,000.

     On 27 June 1996 the Company issued 5,658 Ordinary shares in connection with the acquisition of TI Technologies (Pty) Limited for a non-cash consideration of L59,000.

     On 28 June 1996 the Company's authorised share capital was increased by the creation of an additional 53,900,000 Ordinary shares of 5p each.

     On 28 June 1996 the Company authorised a 3 for 1 capitalisation issue resulting in 40,991,664 new shares being allotted and distributed.

     During the year ended 31 January 1997, and following the capitalisation issue, the Company issued 432,400 Ordinary shares with an aggregate nominal value of L21,620 under the terms of the Forward Group Share Option Scheme for a total cash consideration of L92,000.

     At the end of the year options over 810,000 Ordinary shares have been granted and remain outstanding. These options, which also reflect the capitalisation issue referred to above, are exercisable as follows:

NUMBER OF SHARES   EXERCISE PRICE   EXERCISE PERIOD
----------------   --------------   ---------------
    140,000             51.5p          1996/2003
     40,000               47p          1997/2004
    280,000            61.75p          1998/2005
    260,000            88.75p          1998/2005
     20,000              180p          1999/2006
     70,000              107p          1999/2006
    -------
    810,000
    =======

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

18. RESERVES

                                          SHARE                             PROFIT
                                         PREMIUM   MERGER    REVALUATION   AND LOSS
                                         ACCOUNT   RESERVE     RESERVE     ACCOUNT    TOTAL
                                         (L000)    (L000)      (L000)       (L000)    (L000)
                                         -------   -------   -----------   --------   ------
At 1 February 1996.....................   8,840       65         578        10,340    19,823
Retained profit for the financial
  year.................................      --       --          --         4,846     4,846
Capitalization issue (including
  expenses of L24,000).................  (2,073)      --          --            --    (2,073)
Issue of shares........................      70      191          --            --       261
Goodwill written off on acquisition of
  businesses (note 11).................      --     (256)         --        (1,190)   (1,446)
Currency translation adjustment........      --       --          --           (22)     (22)
Transfer...............................      --       --         (12)           12        --
                                         ------     ----         ---        ------    ------
At 31 January 1997.....................   6,837       --         566        13,986    21,389
                                         ======     ====         ===        ======    ======

     At the end of the year cumulative goodwill written off against reserves in respect of the acquisition of businesses amounted to L7,447,000.

19. RECONCILIATION OF MOVEMENT IN CONSOLIDATED EQUITY SHAREHOLDERS' FUNDS

                                                               1996        1997
                                                              (L000)      (L000)
                                                              ------      ------
Profit for the financial year...............................   4,923       5,398
Dividends...................................................  (1,089)       (552)
                                                              ------      ------
                                                               3,834       4,846
Issue of shares.............................................  13,432         284
Shares to be issued.........................................     157          --
Expenses of capitalisation issue............................      --         (24)
Goodwill written off........................................  (5,852)     (1,446)
Currency translation adjustment.............................      --         (22)
                                                              ------      ------
Net increase in equity shareholders' funds..................  11,571       3,638
At beginning of year........................................   8,934      20,505
                                                              ------      ------
At end of year..............................................  20,505      24,143
                                                              ======      ======

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

20. NOTES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

(a) Reconciliation of operating profit to net cash inflow from operating activities

                                                               1996      1997
                                                              (L000)    (L000)
                                                              ------    ------
Operating profit............................................   7,976     9,101
Depreciation................................................   2,701     4,694
Profit on sale of tangible fixed assets.....................     (15)     (169)
                                                              ------    ------
                                                              10,662    13,626
Movements in working capital:
(Increase)/decrease in stocks...............................  (1,552)    1,454
(Increase)/decrease in debtors..............................    (778)    2,837
Increase in creditors.......................................   2,335       644
                                                              ------    ------
                                                                   5     4,935
                                                              ------    ------
Net cash inflow from operating activities...................  10,667    18,561
                                                              ======    ======

(b) Analysis of changes in financing during the year

                                                           SHARE          HIRE
                                                        CAPITAL AND     PURCHASE       BANK
                                                          PREMIUM      OBLIGATIONS     LOAN
                                                          (L000)         (L000)       (L000)
                                                        -----------    -----------    ------
1996
  At beginning of year................................     1,850          1,115          --
  Acquisition of businesses...........................        --          4,016       4,030
  Net cash flows on financing.........................     7,550         (1,170)       (790)
  Issues of shares for non-cash consideration.........       119             --          --
  Shares to be issued.................................         3             --          --
  Inception of hire purchase contracts................        --            658          --
  Currency adjustment.................................        --             20          --
                                                           -----         ------       -----
                                                           9,522          4,639       3,240
                                                           =====         ======       =====

                                                           SHARE          HIRE
                                                        CAPITAL AND     PURCHASE       BANK
                                                          PREMIUM      OBLIGATIONS     LOAN
                                                          (L000)         (L000)       (L000)
                                                        -----------    -----------    ------
1997
  At beginning of year................................     9,522          4,639       3,240
  Acquisition of businesses...........................        --            424          --
  Net cash flows on financing.........................        68         (2,393)       (720)
  Issues of shares for non-cash consideration.........         1             --          --
  Inception of hire purchase contracts................        --          4,548          --
  Currency adjustment.................................        --            (44)         --
                                                           -----         ------       -----
                                                           9,591          7,174       2,520
                                                           =====         ======       =====

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

  (c) Analysis of cash and cash equivalents

                                                     CHANGE              CHANGE
                                            1995     IN YEAR    1996     IN YEAR    1997
                                           (L000)    (L000)    (L000)    (L000)    (L000)
                                           ------    -------   ------    -------   ------
Cash at bank and in hand.................      3        786      789       (789)       --
Bank overdrafts..........................   (631)       631       --     (5,841)   (5,841)
                                            ----      -----      ---     ------    ------
                                            (628)     1,417      789     (6,630)   (5,841)
                                            ====      =====      ===     ======    ======

  (d) Acquisition of businesses

     The investing cash flows arising in respect of acquisitions during the year ended 31 January 1996 were as follows:

                                                               1996
                                                              (L000)
                                                              ------
Ferranti International plc Hybrids Manufacturing and Test
  Division Cash consideration...............................      10
Exacta Circuits Limited
  Cash consideration including costs of acquisition.........   7,904
  Overdraft.................................................     285
  Cash balances.............................................      (8)
                                                               -----
                                                               8,191
                                                               =====

     The investing cash flows arising in respect of acquisitions during the year ended 31 January 1997 were as follows:

                                                               1997
                                                              (L000)
                                                              ------
Exacta Circuits Limited
  Deferred cash consideration...............................   2,823
GEC-Marconi's hybrid business
  Cash consideration including costs of acquisition.........   2,756
Manchester Circuits Limited
  Cash consideration including costs of acquisition.........     759
  Overdraft.................................................   1,645
TI Technologies (Pty) Limited
  Cash consideration including costs of acquisition.........     518
  Overdraft.................................................     698
  Cash balances.............................................     (15)
                                                               -----
                                                               9,184
                                                               =====

Further information on the acquisitions is given in note 11.

  (e) Major non-cash transactions

     Fixed asset additions of L4,548,000 (1996: L658,000) were financed by hire purchase borrowings.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

21. COMMITMENTS

     Capital commitments for which no provision has been made in these financial statements, are as follows:

                                                               1997
                                                              (L000)
                                                              ------
Contracted but not provided for.............................    830
                                                                ===

Annual commitments under operating leases are as follows:

                                                              LAND AND
                                                              BUILDINGS        OTHER
                                                              ---------        ------
                                                                1997            1997
                                                               (L000)          (L000)
                                                              ---------        ------
Expiring within one year....................................       8             61
Expiring between two and five years.........................      30            180
Expiring in more than five years............................     344             --

22. PENSIONS

     Exacta Circuits Limited operates a funded defined benefit pension scheme covering substantially all of its employees. Employer contributions are determined by a qualified actuary on the basis of triennial valuations using the projected unit method.

     The most recent full valuation by William M Mercer Limited was as at 5 April 1996. The assumptions which have the most significant effect on the result of the valuation are those relating to the rate of return on investments and the rates of increase in salaries and pensions. It was assumed that the investment returns would be 9% per annum, that salary increases would average 7% per annum, that present and future pensions would increase at rates of between 3% and 4.5% per annum and that equity dividend growth would average 5% per annum. The valuation showed that the market value of the scheme's assets at that date was L17,593,000 and that the actuarial value of assets represented 110% of the benefits that has accrued to members, after allowing for expected future increases in earnings. Group contributions to the scheme in the year were L955,000.

     As part of its provisional review of the fair value of the net assets of Exacta Circuits Limited the Group took actuarial advice regarding the current position of the pension scheme. This highlighted uncertainty concerning the impact of equalisation of retirement ages. In view of this uncertainty, the SSAP24 provision of Exacta Circuits Limited of L655,000 at the date of acquisition was replaced by a provision of the same amount. Following the valuation as at 5 April 1996 the provision was released.

     In addition, the Group made contributions of L284,000 during the year to several defined contribution schemes.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

SFAS NO 87 DISCLOSURES (UNAUDITED)

     For the purpose of the disclosure in accordance with US GAAP, the pension cost of the Exacta Circuits Limited pension scheme has been restated in the following tables, in accordance with the requirements of SFAS No 87. The funded status of the scheme, under SFAS No 87 is as follows:

                                                               1997
                                                              (L000)
                                                              ------
Projected benefit obligations...............................  19,380
Plan assets at fair value...................................  19,864
                                                              ------
Projected benefit obligations less than plan assets.........    (484)
Unrecognised net gain.......................................   1,099
                                                              ------
Accrued pension at end of year..............................     615
                                                              ======

     Plan assets consist primarily of investments in UK and overseas equity and fixed interest securities. The principal assumptions used for SFAS No 87 purposes were as follows:

                                                              PERCENT
                                                              -------
Discount rate...............................................    8.5
Long term rate of increase in remuneration..................    6.5
Long term rate of increase in pensions......................    3.5

     The net periodic pension cost for the pension scheme under SFAS No 87 comprised:

                                                               1997
                                                              (L000)
                                                              -------
Service cost -- present value of benefits earned in the
  year......................................................   1,476
Interest cost on projected benefit obligations..............   1,397
Actual return on assets.....................................  (1,893)
Net amortization and deferral...............................     328
Contributions by employees..................................    (513)
                                                              ------
Net periodic pension cost...................................     795
                                                              ======

23. POST BALANCE SHEET EVENT

     On 26 March 1997 the Recommended Cash Offer for Forward Group PLC by Hicks, Muse, Tate and Furst Equity Fund III, L.P. was declared unconditional in all respects and, in due course, the Company will become a wholly owned subsidiary of PCB Investments plc.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

24. SUBSIDIARY UNDERTAKINGS

     The Company has the following trading subsidiary undertakings:

                              COUNTRY OF
                              PRINCIPAL      CLASS OF
          COMPANY             OPERATION       SHARE      HOLDING       PRINCIPAL ACTIVITY
          -------            ------------   ----------   -------       ------------------
Forward Circuits Limited     England        L1            100%     Manufacture of printed
                                            Ordinary                 circuit boards
Exacta Circuits Limited      Scotland       L1            100%     Manufacture of printed
                                            Ordinary                 circuit boards
Technograph Microcircuits    England        L1            100%     Manufacture of ceramic
  Limited                                   Ordinary                 based microcircuits
Forward Circuits             England        L1            100%     International trading in
  International Limited                     Ordinary                 printed circuit boards
Manchester Circuits Limited  England        L1            100%     Manufacture of printed
                                            Ordinary                 circuit boards
                                            L1            100%
                                            Preferred
                                            Ordinary
                                            L1            100%
                                            Cumulative
                                            redeemable
                                            preference
TI Technologies (Pty)        South Africa   R1            100%     Manufacture of printed
  Limited                                   Ordinary                 circuit boards
Swift International (Pty)    South Africa   R1            100%     Manufacture of printed
  Limited                                   Ordinary                 circuit boards
Exacta Circuits (France)     France         FF 100        100%     Sale of printed circuit
  SARL                                      Ordinary                 boards in France

25. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN UNITED KINGDOM AND UNITED STATES OF AMERICA GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The Group's consolidated financial statements are prepared in conformity with generally accepted accounting principles applicable in the United Kingdom (UK GAAP), which differ in certain significant respects from those applicable in the United States of America (US GAAP). These differences, together with the approximate effects of the adjustments on net profit and equity shareholders' funds, relate principally to the items set out below:

          (a) Goodwill: Under UK GAAP, goodwill arising from acquisitions is written off against equity shareholders' funds. Upon the subsequent disposal of the business, goodwill previously written off is reinstated and considered in the calculation of the gain or loss on disposal. Under US GAAP, goodwill is capitalised and amortised over its estimated useful life. For the purpose of calculating the amortisation of goodwill a life of 40 years has been assumed. Upon the subsequent disposal of the business, unamortised goodwill is considered in the calculation of the gain or loss on disposal.

          (b) Dividends: Under UK GAAP, proposed dividends on ordinary shares, as recommended by the Directors, are deducted from equity shareholders' funds and shown as a liability in the balance sheet at the end of the period to which they relate. Under US GAAP, such dividends are deducted from equity shareholders' funds at the date of declaration of the dividend.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

          (c) Deferred taxation: UK GAAP requires that no provision for deferred taxation should be made if there is reasonable evidence that such taxation will not be payable in the foreseeable future. Under US GAAP, deferred taxation is recognised under the full liability method which permits deferred tax assets to be recognised if their realisation is considered more likely than not.

          Deferred taxation also arises in relation to the tax effect of other US GAAP differences.

          (d) Revaluation of properties: UK GAAP allows periodic revaluations of freehold land and buildings and the related depreciation is calculated on the revalued amounts. The surplus on revaluation of property is credited directly to equity shareholders' funds. Under US GAAP, such revaluations are not permitted and depreciation is provided on the original cost.

          (e) Pension costs: Under UK GAAP, the expected cost of pensions is charged to the profit and loss account so as to spread the cost of pensions over the expected service lives of employees. Surpluses arising from the actuarial valuation are similarly spread. Under US GAAP, costs and surpluses are also spread over the expected service lives but based on prescribed actuarial assumptions, allocation of costs and valuation methods, which differ from those used for UK GAAP.

          (f) Cash flows: The principal difference between UK GAAP and US GAAP is in respect of classification. Under UK GAAP, the Group presents its cash flows for operating activities, returns on investments and servicing of finance, taxation, investing activities, and financing activities. US GAAP requires only three categories of cash flow activities which are operating, investing and financing.

          Cash flows arising from taxation and returns on investments and servicing of finance under UK GAAP would, with the exception of dividends paid, be included as operating activities under US GAAP; dividend payments would be included as a financing activity under US GAAP. In addition, under UK GAAP, cash and cash equivalents include short term borrowings which under US GAAP would be presented as financing activities.

     Under US GAAP, the following amounts would be reported:

                                                              YEAR ENDED 31 JANUARY
                                                              ----------------------
                                                                1996         1997
                                                               (L000)       (L000)
                                                              ---------    ---------
Net cash provided by operating activities...................     8,594       13,995
Net cash used in investing activities.......................   (12,045)     (16,373)
Net cash provided by financing activities...................     4,237        1,589
                                                               -------      -------
Net increase/(decrease) in cash and cash equivalents........       786         (789)
                                                               =======      =======
Cash and cash equivalents under US GAAP.....................       789           --
                                                               =======      =======

          (g) Current assets and liabilities: Current assets and liabilities under UK GAAP include amounts which fall due after more than one year. Under US GAAP such assets would be classified as non-current assets. Provisions for liabilities and other charges under UK GAAP include amounts due within one year which would be classified as current liabilities under US GAAP.

                               FORWARD GROUP PLC

                     (EXPRESSED IN BRITISH POUNDS STERLING)

  Approximate effects on net profit of differences between UK and US GAAP:

                                                               YEAR ENDED 31
                                                                  JANUARY
                                                              ----------------
                                                               1996      1997
                                                              (L000)    (L000)
                                                              ------    ------
Net profit in conformity with UK GAAP.......................  4,923     5,398
Adjustments:
  Goodwill..................................................    (99)     (188)
  Revaluation of properties.................................     13        12
  Pension cost..............................................     35       160
  Tax effect of US GAAP adjustments.........................    (11)      (53)
                                                              -----     -----
Net profit in conformity with US GAAP.......................  4,861     5,329
                                                              =====     =====

  Approximate effects on equity shareholders' funds of differences between UK and US GAAP at 31 January:

                                                               1997
                                                              (L000)
                                                              ------
Equity shareholders' funds in conformity with UK GAAP.......  24,143
Adjustments:
  Goodwill..................................................   7,690
  Deferred taxation.........................................    (744)
  Revaluation of properties.................................    (566)
  Pension cost..............................................    (615)
  Tax effect of US GAAP adjustments.........................     203
                                                              ------
Equity shareholders' funds in conformity with US GAAP.......  30,111
                                                              ======

26. COMPANIES ACT 1985

     These consolidated financial statements do not comprise the Company's statutory accounts within the meaning of Section 240 of the Companies Act 1985 of Great Britain. Statutory accounts have been prepared for each of the years ended 31 January 1997 and 1996, on which the auditors' reports were unqualified. The statutory accounts for the year ended 31 January 1996 have been delivered to the Registrar of Companies for England and Wales. Those for the year ended 31 January 1997 have not yet been delivered.

                         REPORT OF INDEPENDENT AUDITORS

To: The Directors
Interconnection Systems (Holdings) Limited

     We have audited the consolidated balance sheets of Interconnection Systems (Holdings) Limited as at April 4, 1997 and the related consolidated profit and loss accounts and statements of total recognized gains and losses and cash flows for the years ended March 29, 1996 and April 4, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interconnection Systems (Holdings) Limited as at April 4, 1997, and the consolidated results of its operations and its consolidated cash flows for the years ended March 29, 1996 and April 4, 1997 in conformity with accounting principles generally accepted in the United Kingdom which differ in certain respects from those followed in the United States (see Note 25 of the Notes to the Consolidated Financial Statements).

                                            Ernst & Young
                                            Chartered Accountants

Newcastle upon Tyne, England
May 27, 1997

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     CONSOLIDATED PROFIT AND LOSS ACCOUNTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                            YEAR ENDED
                                                                       ---------------------
                                                                       MARCH 29,    APRIL 4,
                                                                         1996         1997
                                                              NOTES     (L000)       (L000)
                                                              -----    ---------    --------
Turnover....................................................    2       104,611     141,643
  Cost of sales.............................................             90,170     112,980
                                                                        -------     -------
  Gross profit..............................................             14,441      28,663
  Distribution costs........................................              1,148       1,632
  Administrative expenses...................................              6,913       9,491
                                                                        -------     -------
                                                                          6,380      17,540
  Other operating income....................................                 --          44
                                                                        -------     -------
Operating profit............................................    3         6,380      17,584
  Interest receivable.......................................    6            --         414
  Interest payable..........................................    7          (807)     (1,232)
                                                                        -------     -------
Profit on ordinary activities before taxation...............              5,573      16,766
  Tax on profit on ordinary activities......................    8         4,422       6,874
                                                                        -------     -------
Profit for the year after taxation*.........................              1,151       9,892
  Dividends.................................................    9           500         450
                                                                        -------     -------
Retained profit for the period..............................   20           651       9,442
                                                                        =======     =======

---------------

* A summary of the significant adjustments to profit for the years that would be required if United States generally accepted accounting principles had been applied instead of those generally accepted in the United Kingdom is set forth in Note 25 of the Notes to the Consolidated Financial Statements.

                                                                     YEAR ENDED
                                                                ---------------------
                                                                MARCH 29,    APRIL 4,
                                                                  1996         1997
                                                                 (L000)       (L000)
                                                                ---------    --------
Note of historical cost profits
  Reported profit on ordinary activities before taxation....       5,573      16,766
  Depreciation charged during the period in respect of the
     excess of valuation over historical cost of revalued
     assets.................................................       1,449       1,500
                                                                 -------     -------
  Historical cost profit on ordinary activities before
     taxation...............................................       7,022      18,266
                                                                 =======     =======
  Historical cost profit on ordinary activities after
     taxation and dividends.................................       2,100      10,942
                                                                 =======     =======

The Notes to the Consolidated Financial Statements are an integral part of these
                             Financial Statements.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

          CONSOLIDATED STATEMENTS OF TOTAL RECOGNIZED GAINS AND LOSSES
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                            YEAR ENDED
                                                                       ---------------------
                                                                       MARCH 29,    APRIL 4,
                                                                         1996         1997
                                                              NOTES     (L000)       (L000)
                                                              -----    ---------    --------
Profit on ordinary activities after taxation................              1,151       9,892
Unrealized surplus on revaluation of freehold land and
  buildings.................................................   10            --      (1,564)
Unrealized surplus on revaluation of plant and machinery....   10            --      23,743
                                                                        -------     -------
Total recognized gains and losses relating to the period....              1,151      32,071
                                                                        =======     =======

The Notes to the Consolidated Financial Statements are an integral part of these
                             Financial Statements.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                           CONSOLIDATED BALANCE SHEET
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                       APRIL 4,
                                                                         1997
                                                              NOTES     (L000)
                                                              -----    --------
Fixed assets
  Tangible assets...........................................   10       70,542
                                                                       -------
Current assets
  Stocks....................................................   11        9,132
  Debtors...................................................   12       24,003
  Cash at bank and in hand..................................   13       26,244
                                                                       -------
                                                                        59,379
Creditors: amounts falling due within one year..............   14      (47,863)
                                                                       -------
Net current (liabilities)/assets............................            11,516
                                                                       -------
Total assets less current liabilities.......................            82,058
Creditors: amounts falling due after more than one year
  Loans.....................................................   16       27,336
  Obligations under finance leases..........................   15        3,203
Accruals and deferred income
  Deferred Government grants................................   18           --
                                                                       -------
                                                                        51,519
                                                                       =======
Capital and reserves*
  Called up share capital...................................   19           --
  Share premium account.....................................   20        4,650
  Revaluation reserve.......................................   20       26,364
  Other reserves............................................   20          216
  Profit and loss account...................................   20       20,289
                                                                       -------
                                                                        51,519
                                                                       =======

---------------

* A summary of the significant adjustments to capital and reserves that would be required if United States generally accepted accounting principles had been applied instead of those generally accepted in the United Kingdom is set forth in Note 25 of the Notes to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these
                             Financial Statements.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)

                                                                            YEAR ENDED
                                                                       ---------------------
                                                                       MARCH 29,    APRIL 4,
                                                                         1996         1997
                                                              NOTES     (L000)       (L000)
                                                              -----    ---------    --------
Net cash inflow from operating activities...................    3(b)     22,757      33,842
                                                                        -------     -------
Returns on investments and servicing of finance
  Interest paid.............................................               (776)     (1,077)
  Interest received.........................................                 --         414
  Dividends paid to parent company shareholders.............               (500)       (450)
                                                                        -------     -------
Net cash outflow from returns on investments and servicing
  of finance................................................             (1,276)     (1,113)
                                                                        -------     -------
Taxation
  Corporation tax paid......................................             (2,811)     (4,903)
                                                                        -------     -------
Tax paid....................................................             (2,811)     (4,903)
                                                                        -------     -------
Management of liquid resources
  Investment in term deposit................................                 --     (16,000)
                                                                        -------     -------
Net cash outflow from management of liquid resources........                 --     (16,000)
                                                                        -------     -------
Investing activities
  Payments to acquire tangible fixed assets.................            (16,816)    (24,119)
Net cash outflow from investing activities..................            (16,816)    (24,119)
Net cash inflow/(outflow) before financing..................              1,854     (12,293)
                                                                        =======     =======
Financing
  New loans.................................................   16            --     (22,089)
  Repayment of loans........................................   16           682       1,183
  Repayment of finance leases...............................   15           623       1,005
                                                                        -------     -------
Net cash outflow/(inflow) from financing....................              1,305     (19,901)
Increase in cash and cash equivalents.......................   13           549       7,608
                                                                        -------     -------
                                                                          1,854     (12,293)
                                                                        =======     =======

     The significant differences between the cash flow statement presented above and that required under United States generally accepted accounting principles are described in Note 25 of the Notes to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these
                             Financial Statements.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)

1. ACCOUNTING POLICIES

  Accounting convention

     The financial statements are prepared under the historical cost convention modified to include the revaluation of certain tangible fixed assets.

     The financial statements are prepared in accordance with applicable United Kingdom accounting standards.

  Basis of consolidation

     The consolidated financial statements consolidate the accounts of Interconnection Systems (Holdings) Limited (the "Company") and its subsidiary undertaking Interconnection Systems Limited (together the "Group"). They do not include the financial statements of Interconnection Systems Sales Limited as, in the opinion of the directors, it would be of no real value to the Company's members in view of the insignificant amounts involved. Interconnection Systems Sales Limited has not traded since incorporation. The accounting period for both companies comprises 52 weeks ending on the Friday nearest to March 31. Periodically a 53 week period will be necessary to realign the accounting period with the calendar.

  Revenue Recognition

     Revenue is recognized in the period in which goods are dispatched to customers.

  Goodwill

     Goodwill, both positive and negative, arising on the acquisition of Interconnection Systems Limited has been taken directly to reserves under "Other reserves".

  Depreciation

     Depreciation is provided on all tangible fixed assets, at rates calculated to write off the cost or valuation of each asset evenly over its expected useful life, as follows:

Freehold buildings..........................................  -- over 40 years
Plant and machinery.........................................  -- over 2 to 10 years
Fixtures and fittings.......................................  -- over 3 to 10 years

     The part of the annual depreciation charge on revalued assets which relates to the surplus over cost is transferred from the revaluation reserve to retained profits.

  Stocks

     Stocks are stated at the lower of cost and net realizable value as follows:

          Costs incurred in bringing each product to its present location and condition:

Raw materials.........................  -- purchase cost on a first-in, first-out basis
Work in progress and finished goods...  -- cost of direct materials and labor plus attributable overheads based on a normal
                                           level of activity

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     Net realizable value is based on estimated selling price less further costs expected to be incurred to completion and disposal.

  Finance leases

     Assets held under finance leases are capitalized in the balance sheet and are depreciated over their useful lives. The interest element of rental obligations is charged to the profit and loss account over the period of the lease in accordance with Statement of Standard Accounting Practice 21.

  Research and development

     Research and development expenditure is written off as incurred.

  Foreign currencies

     Transactions in foreign currencies are recorded at the rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the rate of exchange ruling at the balance sheet date. All differences are taken to the profit and loss account.

  Deferred taxation

     Deferred taxation is provided using the liability method on all timing differences to the extent that they are expected to reverse in the future without being replaced, calculated at the rate at which it is estimated that taxation will be payable.

  Pensions

     Interconnection Systems Limited operates a defined benefit pension scheme which is funded by the payment of contributions to a separately administered fund.

     Contributions to the fund are charged to the profit and loss account so as to spread the cost of pensions over the employees' working lives.

     Future variations in pension cost, which are identified as a result of an actuarial valuation, will be amortised over the expected remaining lives of current employees in the scheme. Differences between the amounts funded and the amounts charged to the profit and loss account will be treated as either provisions or prepayments in the balance sheet.

2. TURNOVER

     Turnover represents the net invoiced sales, excluding value added tax, of goods sold during the period.

     The Company's operations are all located in the United Kingdom and its turnover and pre-tax profit is attributable to one continuing activity, the manufacture of printed circuit boards.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     An analysis of turnover by geographical market is given below:

                                                                   YEAR ENDED
                                                              --------------------
                                                              MARCH 29,   APRIL 4,
                                                                1996        1997
                                                               (L000)      (L000)
                                                              ---------   --------
United Kingdom..............................................    55,236     61,209
Belgium.....................................................    11,539     16,915
Germany.....................................................    10,931     19,524
Sweden......................................................     8,065     21,630
Other Continental Europe....................................    18,840     22,365
                                                               -------    -------
                                                               104,611    141,643
                                                               =======    =======

     Of the total turnover, 16.3% related to one customer (1996: 17.3%) and 15.8% to another (1996: 11.5%).

3. OPERATING PROFIT

(a) This is stated after charging/(crediting):

                                                                   YEAR ENDED
                                                              --------------------
                                                              MARCH 29,   APRIL 4,
                                                                1996        1997
                                                               (L000)      (L000)
                                                              ---------   --------
Directors' remuneration (see note 4)........................       42         192
Auditors' remuneration for audit services...................       31          35
Auditors' remuneration for non audit services...............       63          75
Depreciation of tangible fixed assets.......................   17,302      19,123
Exceptional depreciation charge.............................       --          --
Research and development expenditure........................      549         475
Exchange gains..............................................       41        (431)
Hire of plant and machinery.................................       42          18
Regional Selective Assistance...............................     (600)       (600)
                                                               ======      ======

(b) Reconciliation of operating profit to net cash inflow from operating activities

                                                                   YEAR ENDED
                                                              ---------------------
                                                              MARCH 29,    APRIL 4,
                                                                1996         1997
                                                               (L000)       (L000)
                                                              ---------    --------
Operating profit............................................     6,380      17,584
Depreciation................................................    17,302      19,123
Loss on disposal of tangible fixed assets...................        --          --
Government grants released..................................      (600)       (600)
Increase in debtors.........................................    (2,691)     (6,632)
Increase in stocks..........................................    (3,301)     (1,685)
Increase in creditors.......................................     5,667       6,052
                                                               -------      ------
Net cash inflow from operating activities...................    22,757      33,842
                                                               =======      ======

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

4. DIRECTORS' REMUNERATION

                                                                   YEAR ENDED
                                                              ---------------------
                                                              MARCH 29,    APRIL 4,
                                                                1996         1997
                                                               (L000)       (L000)
                                                              ---------    --------
Fees........................................................        --           --
Other emoluments (including pension contributions)..........        42          192
                                                               -------     --------
                                                                    42          192
                                                               =======     ========
Emoluments of the chairman (excluding pension contributions)
  were:.....................................................   L23,547     L  9,078
                                                               =======     ========
Emoluments of the highest paid director (excluding pension
  contributions) were:......................................   L23,547     L181,413
                                                               =======     ========

     Directors emoluments (excluding pension contributions) fell within the following ranges:

                                                YEAR ENDED
                                           ---------------------
                                           MARCH 29,    APRIL 4,
                                             1996         1997
                                           ---------    --------
LNil -- L5,000                                   1         --
L5,001 -- L10,000                               --          1
L15,001 -- L20,000                               1         --
L20,001 -- L25,000                               1         --
L180,001 -- L185,000                            --          1

5. STAFF COSTS

                                                                   YEAR ENDED
                                                              ---------------------
                                                              MARCH 29,    APRIL 4,
                                                                1996         1997
                                                               (L000)       (L000)
                                                              ---------    --------
Wages and salaries..........................................     19,320     26,429
Social security costs.......................................      1,706      2,185
Other pension costs.........................................        232        212
                                                               --------     ------
                                                                 21,258     28,826
                                                               ========     ======

     The average weekly number of employees during the period was made up as follows:

                                                                     YEAR ENDED
                                                                ---------------------
                                                                MARCH 29,    APRIL 4,
                                                                  1996         1997
                                                                ---------    --------
Sales and administration....................................         78          67
Manufacturing...............................................      1,050       1,332
                                                                  -----       -----
                                                                  1,128       1,399
                                                                  =====       =====

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

6. INTEREST RECEIVABLE

                                                                     YEAR ENDED
                                                                ---------------------
                                                                MARCH 29,    APRIL 4,
                                                                  1996         1997
                                                                 (L000)       (L000)
                                                                ---------    --------
Bank deposit interest.......................................        --         414
                                                                   ===         ===

7. INTEREST PAYABLE

                                                                     YEAR ENDED
                                                                ---------------------
                                                                MARCH 29,    APRIL 4,
                                                                  1996         1997
                                                                 (L000)       (L000)
                                                                ---------    --------
Bank overdraft..............................................        141          10
Other loans wholly repayable within five years (net of
  rebate)...................................................        389         478
Other loans not wholly repayable within five years..........         77         544
Loan stock..................................................        200         200
                                                                  -----       -----
Other interest..............................................         --          --
                                                                  -----       -----
                                                                    807       1,232
                                                                  =====       =====

8. TAX ON PROFIT ON ORDINARY ACTIVITIES

                                                                     YEAR ENDED
                                                                ---------------------
                                                                MARCH 29,    APRIL 4
                                                                  1996         1997
                                                                 (L000)       (L000)
                                                                ---------    --------
The taxation charge is made up as follows:
Based on the profit for the period
Corporation tax at 33%......................................      4,422       6,463
Deferred taxation...........................................         --          --
                                                                  -----       -----
                                                                  4,422       6,463
Corporation tax under/(over) provided in previous Periods...         --         411
                                                                  -----       -----
                                                                  4,422       6,874
                                                                  =====       =====

     If full recognition had been made in respect of deferred taxation for the period in respect of capital allowances in advance of depreciation and other timing differences the taxation charge would have decreased by L2,252,930 (1996: decreased by L1,466,000).

9. DIVIDENDS

                                                                          YEAR ENDED
                                                                     ---------------------
                                                                     MARCH 29,    APRIL 4,
                                                                       1996         1997
                                                                      (L000)       (L000)
                                                                     ---------    --------
Ordinary  -- interim paid..........................................     500         450
          -- final proposed........................................      --          --
                                                                        ---         ---
                                                                        500         450
                                                                        ===         ===

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

10. TANGIBLE FIXED ASSETS

                                                                      PLANT AND
                                                                      MACHINERY
                                                    FREEHOLD LAND    AND FIXTURES
                                                    AND BUILDINGS    AND FITTINGS     TOTAL
                                                       (L000)           (L000)       (L000)
                                                    -------------    ------------    -------
Cost or valuation:
At March 31, 1995.................................      5,711           46,217        51,928
Additions.........................................      2,710           22,834        25,544
                                                       ------          -------       -------
At March 29, 1996.................................      8,421           69,051        77,472
Additions.........................................      8,605           18,986        27,591
Revaluation.......................................     (1,957)              --        (1,957)
Reclassification..................................       (960)             960            --
                                                       ------          -------       -------
At April 4, 1997..................................     14,109           88,997       103,106
                                                       ------          -------       -------
Depreciation:
At March 31, 1995.................................         54           20,221        20,275
Provided during the period........................        947           16,355        17,302
                                                       ------          -------       -------
At March 29, 1996.................................      1,001           36,576        37,577
Provided during the period........................        352           18,771        19,123
Revaluation.......................................       (393)         (23,743)      (24,136)
Reclassification..................................       (960)             960            --
                                                       ------          -------       -------
At April 4, 1997..................................         --           32,564        32,564
                                                       ------          -------       -------
Net book value
At March 29, 1996.................................      7,420           32,475        39,895
                                                       ======          =======       =======
At April 4, 1997..................................     14,109           56,433        70,542
                                                       ======          =======       =======

     The historical cost of assets included at valuation is as follows:

                                                                       PLANT AND
                                                                       MACHINERY
                                                     FREEHOLD LAND    AND FIXTURES
                                                     AND BUILDINGS    AND FITTINGS    TOTAL
                                                        (L000)           (L000)       (L000)
                                                     -------------    ------------    ------
Historical cost:
At March 31, 1995 and March 29, 1996...............      3,685           39,425       43,110
Historical cost of additions revalued in Period....      2,796           40,684       43,480
                                                         -----           ------       ------
At April 4, 1997...................................      6,481           80,109       86,590
                                                         =====           ======       ======
Depreciation based on cost:
At March 31, 1995..................................        160           18,431       18,591
Provided during the period.........................         83            6,504        6,587
                                                         -----           ------       ------
At March 29, 1996..................................        243           24,935       25,178
Provided during the period.........................        131           17,474       17,605
Depreciation on prior year asset additions revalued
  in period........................................         48            8,258        8,306
                                                         -----           ------       ------
At April 4, 1997...................................        422           50,667       51,089
                                                         =====           ======       ======

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     Included in the valuation of freehold land and buildings is land valued at L670,000 which is not depreciated.

     The net book value within plant and machinery and fixtures and fittings in respect of assets held under finance leases and hire purchase contracts is as follows:

                                                                 APRIL 4,
                                                                   1997
                                                                  (L000)
                                                                 --------
 Plant and machinery.........................................     2,936
                                                                  =====
 Fixtures and fittings.......................................        --
                                                                  =====

     The freehold land and buildings and all of the plant and machinery and fixtures and fittings were revalued for existing use at depreciated replacement cost on November 1, 1994 by Weatherall, Green & Smith (Chartered Surveyors). The freehold land and buildings valuation of L5,600,000 resulted in a valuation surplus of L315,000. The plant and machinery and fixtures and fittings valuation of L28,271,000 resulted in a valuation surplus of L5,727,000.

     The freehold land and buildings and all of the plant and machinery and fixtures and fittings at the South Shields plant excluding computer software were revalued for existing use at depreciated replacement cost on April 1, 1997 by Weatherall, Green & Smith (Chartered Surveyors). The South Shields freehold land and buildings valuation of L6,550,000 resulted in a valuation deficit of L1,564,000. The South Shields plant and machinery and fixtures and fittings valuation of L53,685,975 resulted in a valuation surplus of L23,743,000. If the revalued assets were sold at their valuation a taxation liability of L8,720,000 would arise.

11. STOCKS

                                                              APRIL 4,
                                                                1997
                                                               (L000)
                                                              --------
Raw materials and consumables...............................   5,401
Work in progress............................................   2,492
Finished goods for resale...................................   1,239
                                                               -----
                                                               9,132
                                                               =====

12. DEBTORS

                                                              APRIL 4,
                                                                1997
                                                               (L000)
                                                              --------
Trade debtors...............................................   20,910
Other debtors...............................................    2,499
Prepayments and accrued income..............................      594
                                                               ------
                                                               24,003
                                                               ======

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

13. CASH AND CASH EQUIVALENTS

     Analysis of balances as shown in the consolidated balance sheet and changes during the periods:

                                                                                 CHANGE
                                                           1995       1996      IN PERIOD
               YEAR ENDED MARCH 29, 1996                  (L000)     (L000)      (L000)
               -------------------------                  -------    -------    ---------
Cash at bank and in hand................................   2,087      2,636         549
                                                           =====     ======      ======

                                                                                 CHANGE
                                                           1996       1997      IN PERIOD
                YEAR ENDED APRIL 4, 1997                  (L000)     (L000)      (L000)
                ------------------------                  -------    -------    ---------
Cash at bank and in hand................................   2,636     10,244       7,608
Short-term deposits.....................................      --     16,000      16,000
                                                           -----     ------      ------
                                                           2,636     26,244      23,608
                                                           =====     ======      ======

     Included within liquid resources are term deposits of less than one year.

14. CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                              APRIL 4,
                                                                1997
                                                               (L000)
                                                              --------
Current installment due on loan (note 16)...................    4,183
Trade creditors.............................................   21,021
Amounts under finance leases (note 15)......................    1,032
Current corporation tax.....................................    7,233
Other taxes and social security costs.......................      702
Other creditors.............................................      361
Accruals....................................................   13,331
                                                               ------
                                                               47,863
                                                               ======

15. OBLIGATIONS UNDER FINANCE LEASES AND HIRE PURCHASE CONTRACTS

                                                              APRIL 4,
                                                                1997
                                                               (L000)
                                                              --------
Amounts payable:
  Within one year...........................................   1,371
  In two to five years......................................   3,654
                                                               -----
                                                               5,025
Less: finance charges allocated to future periods...........     790
                                                               -----
                                                               4,235
                                                               =====
Finance leases and hire purchase contracts are analyzed as
  follows:
  Current obligations (note 14).............................   1,032
  Noncurrent obligations....................................   3,203
                                                               -----
                                                               4,235
                                                               =====

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

     Analysis of changes in finance leases and hire purchase contracts:

                                                              APRIL 4,
                                                                1997
                                                               (L000)
                                                              --------
Opening balance.............................................    5,086
Inception of finance lease contracts........................      154
Capital element on finance lease rental payments............   (1,005)
                                                               ------
Closing balance.............................................    4,235
                                                               ======

16. LOANS

                                                              APRIL 4,
                                                                1997
                           GROUP                               (L000)
                           -----                              --------
Wholly repayable within five years:
  Bank loan Bank of Scotland(1).............................    3,500
  Loan stock................................................    2,000
  European Coal and Steel Community (ECSC) loan(1)..........      125
  European Coal and Steel Community (ECSC) loan(2)..........    3,000
  European Coal and Steel Community (ECSC) loan(3)..........    6,000
Not wholly repayable within five years:
  Medium term loan at 1.75% over Libor per annum repayable
     in 80 quarterly installments of L14,375 from June 28,
     1991...................................................      805
  Bank loan Barclays repayable in 10 six monthly
     installments of L450,000 commencing July 31, 1999......    6,500
  Bank loan Bank of Scotland(2) repayable in 10 six monthly
     installments of L450,000 commencing July 31, 1999......    6,500
  DTI loan at variable interest rates repayable in one
     installment on April 15, 2016..........................    2,431
  English Partnerships loan at variable interest rates
     repayable in one installment on September 30, 2016.....      658
                                                               ------
                                                               31,519
Less: included in current liabilities (see note 14).........   (4,183)
                                                               ------
                                                               27,336
                                                               ======
For loans not wholly repayable within five years the amounts repayable by installments are:
  Within five years.........................................    8,090
  After five years..........................................    8,804
                                                               ------
                                                               16,894
                                                               ======

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                1997
                                                               (L000)
                                                              --------
Loans are repayable as follows:
Amounts falling due: --
  Within one year...........................................    4,183
  Between one and two years.................................    3,058
  Between two and five years................................   15,474
  In five years or more.....................................    8,804
                                                               ------
                                                               31,519
                                                               ======

     The first ECSC loan is secured by a first fixed charge over Interconnection Systems Limited's tangible fixed assets and book debts and a floating charge over its other assets.

     The second ECSC loan is secured by chattel mortgages over Interconnection Systems Limited's plant and machinery, assignment of the book debts insurance policy and assignment of key persons' life policies.

     The first Bank of Scotland loan is secured by a fixed and floating charge over all of Interconnection Systems Limited's assets.

     The medium term loan is secured by a fixed charge over Interconnection Systems Limited's freehold land and buildings.

     The second Bank of Scotland loan, the Barclays loan and the third ECSC loan are secured by a first charge over the assets of Interconnection Systems Limited excluding the property at Balliol Business Park and excluding assets acquired under finance leases, and a second charge over the property at Balliol Business Park.

     The DTI loan and the English Partnerships' loan are secured by a first charge over the property at Balliol Business Park.

     The loan stock is unsecured. The loan stock holders have indicated that redemption will not be sought before April 5, 1998.

     An analysis of changes in loan financing is as follows:

                                                              MARCH 29,    APRIL 4,
                                                                1996         1997
                                                               (L000)       (L000)
                                                              ---------    --------
Opening balance.............................................   11,295       10,613
New loans raised............................................       --       22,089
Repayment of loans..........................................     (682)      (1,183)
                                                               ------       ------
Closing balance.............................................   10,613       31,519
                                                               ======       ======

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

17. DEFERRED TAXATION

     Deferred taxation provided in the financial statements and the amounts not provided are as follows:

                                                                            NOT
                                                              PROVIDED    PROVIDED
                                                              --------    --------
                                                              APRIL 4,    APRIL 4,
                                                                1997        1997
                                                               (L000)      (L000)
                                                              --------    --------
Capital allowances in advance of depreciation...............     --           725
Other timing differences....................................     --        (2,978)
Taxation on valuation surplus...............................     --         8,720
                                                                 --        ------
                                                                 --         6,467
                                                                 ==        ======

     The directors consider that the valuation surplus will not be realized in the foreseeable future and therefore no provision for deferred tax on the valuation surplus has been made.

18. DEFERRED GOVERNMENT GRANTS

                                                                   YEAR ENDED
                                                              ---------------------
                                                              MARCH 29,    APRIL 4,
                                                                1996         1997
                                                               (L000)       (L000)
                                                              ---------    --------
Opening balance.............................................    1,200         600
Received in the period......................................       --          --
Released during the period..................................     (600)       (600)
                                                                -----        ----
Closing balance.............................................      600          --
                                                                =====        ====

19. SHARE CAPITAL

     The authorised and allotted, called up and fully paid share capital at March 29, 1996 and April 4, 1997 was L200, consisting of 200 ordinary shares of L1 each.

20. RECONCILIATION OF SHAREHOLDERS' FUNDS AND MOVEMENTS ON RESERVES

                                                    SHARE                            PROFIT AND
                                          SHARE    PREMIUM   REVALUATION    OTHER       LOSS
                                         CAPITAL   ACCOUNT     RESERVE     RESERVE    ACCOUNT     TOTAL
                                         (L000)    (L000)      (L000)      (L000)      (L000)     (L000)
                                         -------   -------   -----------   -------   ----------   ------
At March 31, 1995......................     --      4,650       7,134        216        7,247     19,247
Transfer to retained profits...........     --         --      (1,449)        --        1,449         --
Retained profit for the period.........     --         --          --         --          651        651
                                           ---      -----      ------        ---       ------     ------
At March 29, 1996......................     --      4,650       5,685        216        9,347     19,898
Revaluation during the period..........     --         --      22,179         --           --     22,179
Transfer to retained profits...........     --         --      (1,500)        --        1,500         --
Retained profit for the period.........     --         --          --         --        9,442      9,442
                                           ---      -----      ------        ---       ------     ------
At April 4, 1997.......................     --      4,650      26,364        216       20,289     51,519
                                           ===      =====      ======        ===       ======     ======

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

21. CAPITAL COMMITMENTS

                                                              APRIL 4,
                                                                1997
                                                               (L000)
                                                              --------
Contracted for but not provided.............................       --
                                                               ======
Authorized but not contracted for...........................   32,429
                                                               ======

22. PENSION COMMITMENTS

     Interconnection Systems Limited operates a defined benefit pension scheme which is funded by the payment of contributions to a separately administered fund.

     The contributions to the scheme are determined on behalf of the company with the advice of an independent qualified actuary on the basis of a triennial valuation using the Projected Unit Method. The most recent valuation was carried out as at January 1, 1996. The actuary's valuation used the following main assumptions:

Long term investment return.................................  8.5% per annum
Increase in pensionable salaries............................  6.5% per annum
Increase in pensions in payment.............................  3.0% per annum

     This valuation showed that the market value of the Scheme's assets at January 1, 1996 amounted to L5,660,314 and the actuarial value was sufficient to cover 103% of the benefits that had accrued to members after projecting pensionable salaries to the assumed date of retirement or death.

     Included within accruals under "Creditors -- amounts falling due within one year" is a pension scheme accrual of L515,877.

     The net periodic pension cost for each fiscal year is as follows:

                                                              MARCH 29,    APRIL 4,
                                                                1996         1997
                                                                  L           L
                                                              ---------    --------
Service cost................................................     176          263
Interest cost...............................................     385          443
Actual return on plan assets................................    (830)        (509)
Net amortization and deferral...............................     375          (57)
                                                                ----         ----
Net periodic pension cost...................................     106          140
                                                                ====         ====

23. DIRECTORS' INTERESTS

     I H Bradbury has an interest in payments of L389,933 (1996 -- L383,640) made by Interconnection Systems Limited to Interconnection Systems (Holdings) Limited in the period ended 4 April 1997 in respect of consultancy services provided to Interconnection Systems Limited by I H Bradbury.

     In addition, the company purchased a property during the year at its market value of L145,000 from T P Robinson, a director of Interconnection Systems Limited and Interconnection Systems (Holdings) Limited.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

24. COMPANIES ACT 1985

     These financial statements do not comprise the Company's statutory accounts within the meaning of section 240 of the Companies Act 1985 of Great Britain. Statutory accounts for the year ended March 29, 1996, have been, and for the year ended April 4, 1997, will be, delivered to the Registrar of Companies for England and Wales. The auditors' reports on these accounts were unqualified.

25. DIFFERENCES BETWEEN UNITED KINGDOM AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The Group's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United Kingdom ("UK GAAP") which differ from United States generally accepted accounting principles ("US GAAP"). The significant differences as they apply to the Group are summarized below.

  Pension costs

     The Group provides for the cost of retirement benefits based upon consistent percentages of employees' pensionable pay as recommended by independent qualified actuaries. US GAAP require that the projected benefit obligation (pension liability) be matched against the fair value of the plan's assets and be adjusted to reflect any unrecognized obligations or assets in determining the pension cost or credit for the year. For the purposes of the reconciliations below, US GAAP have been adopted as of April 1, 1995. The Company has not implemented FAS 87 as of the effective date specified in the standard for a foreign plan (fiscal years beginning after December 15, 1988) due to the unavailability of actuarial data. A portion of the transition liability at April 1, 1995 has been allocated to shareholders' funds based on a ratio of 6/15, being the number of years elapsed between the effective date of FAS 87 and April 1, 1995 over the 15 year period being used to amortize the transition liability.

     Summary of principal assumptions made by the actuary:

                                                              MARCH 29,   APRIL 4,
                                                                1996        1997
                                                                  %          %
                                                              ---------   --------
Discount rate...............................................     9.0%       8.5%
Salary growth...............................................     7.0        6.5
Long-term return on assets..................................     9.0        9.0
Pension increases...........................................     3.0        3.0

     The following table details the funded status of the plan under US GAAP:

                                                              APRIL 4,
                                                                1997
                                                               (L000)
                                                              --------
Vested benefit obligation...................................   5,800
Accrued benefit obligation..................................   5,800
Projected benefit obligation................................   6,520
Assets at market value......................................   6,368
Funded status...............................................    (152)
Unrecognized transition asset...............................    (395)
Other unrecognised net loss.................................     787
Prepaid pension cost........................................     240

     Amounts funded to the pension are primarily invested in equity and fixed income securities.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

  Goodwill and negative goodwill

     Under UK GAAP, goodwill and negative goodwill arising on acquisitions is set off against or credited to shareholders' funds in the year of acquisition. Under US GAAP, such goodwill would be capitalized and amortized over its estimated useful life which in the case of the acquisition of Interconnection Systems Limited is estimated to be 10 years. Under US GAAP, negative goodwill would be eliminated by reducing the value of the interest in the noncurrent assets acquired.

     Accordingly, under US GAAP the carrying value of the additional 20% interest in the tangible fixed assets of Interconnection Systems Limited acquired in 1994 would have been reduced by L1,067,000 and subsequent depreciation would have been reduced by L201,000 per annum.

  Revaluation of fixed assets

     Under UK GAAP, the Group's tangible fixed assets are carried at valuations and depreciation is computed based on the revalued amounts. Under US GAAP, such revaluations are not permitted and all tangible assets would be carried at cost subject to any impairment write down and the depreciation charge would be based on such carrying amount. The gain or loss arising on the disposal of tangible assets under US GAAP would differ from that arising under UK GAAP by the amount of the revaluation gain thus realized, which in the years ended March 29, 1996 and April 4, 1997 is not material.

  Deferred taxation

     Under UK GAAP, deferred taxation is provided using the liability method on all timing differences to the extent that they are expected to reverse in the future without being replaced, calculated at the rate at which it is estimated that taxation will be payable. Under US GAAP, deferred taxation would be computed on all temporary differences between the tax and book bases of assets and liabilities which will result in taxable or tax deductible amounts in future years. Deferred taxation assets would be recognized to the extent that it is more likely than not that they will be realized.

     Deferred taxation also arises in relation to the tax effect of other UK GAAP to US GAAP adjustments.

  Approximate effects on net income of differences between UK GAAP and US GAAP:

                                                                    YEAR ENDED
                                                              ----------------------
                                                              MARCH 29,    APRIL 4,
                                                                1996         1997
                                                               (L000)       (L000)
                                                              ---------    ---------
Profit for the year as reported in the consolidated profit
  and loss account..........................................    1,151        9,892
Pension costs...............................................       58           77
Amortization of Goodwill....................................      (84)         (84)
Depreciation of tangible fixed assets.......................    1,634        1,685
Deferred taxation -- methodology............................    1,858          787
                   -- on adjustments........................      (20)         (25)
                                                                -----        -----
Net income for the year as adjusted to accord with US
  GAAP......................................................    4,597       12,332
                                                                =====        =====

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                     (EXPRESSED IN BRITISH POUNDS STERLING)

  Approximate effects on shareholders' funds of differences between UK GAAP and US GAAP:

                                                                    YEAR ENDED
                                                              ----------------------
                                                              MARCH 29,    APRIL 4,
                                                                1996         1997
                                                               (L000)       (L000)
                                                              ---------    ---------
Shareholders' funds as reported in the consolidated balance
  sheet.....................................................   19,898        51,519
Intangible fixed assets -- goodwill:
  Cost......................................................      840           840
  Amortization..............................................     (472)         (556)
Tangible fixed assets:
  Cost......................................................   (4,076)       (2,304)
  Amortization..............................................   (2,491)      (24,942)
Current assets/liabilities:
  Pension costs.............................................      679           756
  Deferred taxation -- methodology..........................    1,466         2,253
                     -- on adjustments......................     (224)         (249)
Provisions for liabilities and charges:
  Deferred taxation -- methodology..........................       --            --
                     -- on adjustments......................       --            --
                                                               ------       -------
Shareholders' equity as adjusted to accord with US GAAP.....   15,620        27,317
                                                               ======       =======

  Consolidated statement of cash flows

     The consolidated statement of cash flows prepared under UK GAAP presents substantially the same information as that required under US GAAP. The statements differ however with regard to the classification of items within the statements and as regards the definition of cash and cash equivalents.

     Under US GAAP, cash and cash equivalents would not include bank overdrafts. Under UK GAAP, cash flows are presented separately for operating activities, returns on investments and servicing of finance, taxation, investing activities and financing. US GAAP require only three categories of cash flow activity to be reported; operating, investing and financing. Cash flows from taxation and returns on investments and servicing of finance shown under UK GAAP would be included as operating activities under US GAAP.

     The categories of cash flow activity under US GAAP can be summarized as follows:

                                                                   YEAR ENDED
                                                              --------------------
                                                              MARCH 29,   APRIL 4,
                                                                1996        1997
                                                               (L000)      (L000)
                                                              ---------   --------
Cash inflow from operating activities.......................    18,670     27,826
Cash outflow on investing activities........................   (16,816)   (24,119)
Cash (outflow)/inflow from financing activities.............    (1,305)    19,901
                                                               -------    -------
Increase in cash and cash equivalents.......................       549     23,608
Cash and cash equivalents:
  Opening balance...........................................     2,087      2,636
                                                               -------    -------
  Closing balance...........................................     2,636     26,244
                                                               =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     Subsequent to the acquisition of Circo Craft, the Company dismissed the former accountants and on January 7, 1997, the Company named Coopers & Lybrand, L.L.P., the accountants for Viasystems Group, Inc. and Viasystems, Inc., as the auditor of Circo Craft. The former accountants report did not contain an adverse opinion or disclaimer of opinion nor was it modified as to an uncertainty, audit scope, or accounting principle. Such change to the accountant was approved by the stockholder of Circo Craft. There was no disagreement with the former accountant on any matter which, if not resolved to the satisfaction of the former accountant, would have caused the former accountant to make reference to the subject matter of the disagreement in connection with their reports.

     Subsequent to the Acquisition of Forward Group and Chips, the Company dismissed the former accountants and on November 12, 1997, the Company named Coopers & Lybrand, L.L.P., the accountants for Viasystems Group, Inc. and Viasystems, Inc., as the auditor of Forward Group and Chips. The former accountants' reports did not contain an adverse opinions or disclaimers of opinion nor were they modified as to an uncertainty, audit scope, or accounting principle. Such changes to the accountants was approved by the stockholder of Forward Group and Chips. There were no disagreements with the former accountants on any matter which, if not resolved to the satisfaction of the former accountants, would have caused the former accountants to make reference to the subject matter of the disagreement in connection with their reports.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names and positions of the respective directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified.

James N. Mills.......................  60    Chairman of the Board and Chief Executive
                                             Officer of the Company and Viasystems Group
Thomas O. Hicks......................  51    Director of the Company and Viasystems Group
Jack D. Furst........................  38    Director of the Company and Viasystems Group
Richard W. Vieser....................  70    Director of the Company and Viasystems Group
Kenneth F. Yontz.....................  52    Director of the Company and Viasystems Group
Robert N. Mills......................  55    President, Chief Operating Officer and Director
                                             of the Company and Viasystems Group
David M. Sindelar....................  40    Senior Vice President, Chief Financial Officer
                                             of the Company and Viasystems Group
Larry S. Bacon.......................  51    Senior Vice President, Human Resources of the
                                               Company
W. Thomas McGhee.....................  61    Secretary and General Counsel of the Company
Gerald C. Nelson.....................  45    Executive Vice President -- Operations of the
                                               Company
James G. Powers......................  36    Vice President -- Finance of the Company

     James N. Mills has been Chairman of the Board and Chief Executive Officer of Viasystems Group since January 1997 and the Chairman of the Board and Chief Executive Officer of the Company since April 1997. Mr. Mills is the Chairman, President and Chief Executive Officer of Mills & Partners, Inc. Mr. Mills is also Chairman of the Board and Chief Executive Officer of Berg Electronics Corp., Chairman of the Board and sole director of Berg Electronics Group, Inc., Chairman of the Board and Chief Executive Officer of International Wire Holding Company and International Wire Group, Inc. Mr. Mills was Chairman of the Board and Chief Executive Officer of Crain Holdings Corp. and Crain Industries, Inc. from August 1995 through December 1997 and of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995. Mr. Mills was Chairman of the Board and Chief Executive Officer of Thermadyne Holdings Corporation from February 1989 through February 1995. Mr. Mills was Executive Vice President of

McGraw-Edison Company from 1978 to 1985, and served as Industrial Group President and President of the Bussman Division of the McGraw-Edison Company from 1980 to 1984.

     Thomas O. Hicks has been a director of Viasystems Group since January 1997 and a director of the Company since May 1997. Mr. Hicks is Chairman of the Board and Chief Executive Officer of Hicks Muse. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as a director of Berg Electronics Corp., Chancellor Broadcasting Company, International Home Foods, Inc., D.A.C. Vision, Inc., Sybron International Corporation, Capstar Broadcasting Partners, Inc. and Cooperative Computing Holding Company, Inc.

     Jack D. Furst has been a director of Viasystems Group since August 1996 and a director of the Company since May 1997. Mr. Furst is a Managing Director and Principal of Hicks Muse and has held such position since 1989. Mr. Furst has approximately 15 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks Muse's business and has been actively involved in originating, structuring and monitoring its investments. Mr. Furst is primarily responsible for managing the relationship with Mills & Partners. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas, Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of Omni America Holdings, Inc., International Wire Holding Company and Cooperative Computing, Inc.

     Richard W. Vieser has been a director of Viasystems Group since January 1997 and a director of the Company since May 1997. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (also diversified manufacturing companies), and the former President and Chief Operating Officer of McGraw-Edison Co. He is also a director of Ceridian Corporation (formerly Control Data Corporation), Berg Electronics Corp., Dresser Industries, Inc., INDRESCO Inc., Sybron International Corporation and Varian Associates, Inc.

     Kenneth F. Yontz has been a director of Viasystems Group since January 1997 and a director of the Company since May 1997. Mr. Yontz is the Chairman, President and Chief Executive Officer of Sybron International Corporation, a manufacturer and marketer of laboratory apparatus products, dental sundry supplies and orthodontic appliances. Mr. Yontz is also a director of Playtex Products, Inc. and Berg Electronics Corp. Prior to joining Sybron, Mr. Yontz was Group Vice President and Executive Vice President of the Allen-Bradley Company. Mr. Yontz also held various managerial and professional positions with Chemetron from 1974 to 1980 and at Ford Motor Company from 1966 to 1974.

     Robert N. Mills has been a director of Viasystems Group since January 1997 and has been President, Chief Operating Officer since the Company's formation in April 1997 and a director of the Company since May 1997. Mr. Mills is also Vice Chairman of Berg Electronics Corp. and previously served as President of Berg Electronics Corp. from June 1995 through December 1996 and as Chief Operating Officer of Berg Electronics Corp. and as President and Chief Executive Officer of Berg Electronics Group from March 1993 through December 1996. Mr. Mills served as a Vice President of the Berg Electronics Corp. from March 1993 through June 1995, Mr. Mills is a Vice President of Mills & Partners, Inc. Prior to joining Berg in March 1993, Mr. Mills was Vice President of Thermadyne Industries, Inc. and President of Stoody Deloro Stellite and has held such positions since February 1990 and July 1989, respectively. Prior thereto, he served as President, Chief Operating Officer and Director of Tridex Corporation from 1987 through 1989, and Vice President and General Manager of Elco Corporation, a subsidiary of Wickes Manufacturing Company, from 1983 through 1987. Robert N. Mills is the brother of James N. Mills.

     David M. Sindelar has been a Senior Vice President since January 1997 and Chief Financial Officer of Viasystems Group since its inception and has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since its formation in April 1997. Mr. Sindelar is also Senior Vice President and Chief Financial Officer of Mills & Partners, Inc., Berg Electronics Corp. and International Wire Holding

Company. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995. From 1987 to February 1995, Mr. Sindelar held various other positions at Thermadyne Holdings Corporation including Senior Vice President and Chief Financial Officer, Vice President -- Corporate Controller and Controller. Mr. Sindelar was employed by Arthur Andersen & Co. from 1979 to 1987.

     Larry S. Bacon has been a Senior Vice President of Viasystems Group since January 1997 and Senior Vice President of the Company since May, 1997. Mr. Bacon is also Senior Vice President of Mills & Partners, Inc., Berg Electronics Corp. and International Wire Holding Company. Mr. Bacon was Senior Vice President of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995. Previously, Mr. Bacon was Senior Vice President -- Human Resources of Thermadyne Holdings Corporation from September 1987 until February 1995. Prior to that, he held a variety of senior human resources management positions with Cooper Industries, McGraw-Edison Company and Hoechst Celanese.

     W. Thomas McGhee has been Secretary and General Counsel of Viasystems Group since January 1997 and has been Secretary of the Company since its formation in April 1997. Mr. McGhee is also a partner of the law firm of Herzog, Crebs and McGhee and has held that position since 1987. In addition, Mr. McGhee serves as Secretary and General Counsel of International Wire Holding Company, International Wire Group, Inc. and Berg Electronics Corp. Mr. McGhee was Secretary and General Counsel of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997.

     Gerald C. Nelson is Executive Vice President, Operations of the Company and has held that position since May, 1997. Prior to joining the Company, Mr. Nelson held several executive positions, such as President of the Harness Division of International Wire Group, Inc. and President and Chief Operating Officer of the Wear Resistance Division of Thermadyne Industries, Inc.

     James G. Powers has been a Vice President of Viasystems Group since April 1997 and a Vice President of the Company since its formation in April 1997. Prior to joining the Company, Mr. Powers served as Vice President -- Finance of Crain Industries, Inc. He also held various positions at Berg Electronics Corp., including Vice President -- Controller, from June 1993 to August 1995. Previously, Mr. Powers was Controller of Moog Automotive, Inc. from 1991 through 1993 and was employed by Arthur Andersen & Co. from 1983 to 1991.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The directors of Viasystems Group and the Company did not receive compensation from either Viasystems Group or the Company for services rendered in that capacity during the prior fiscal year. Directors who are officers, employees or otherwise an affiliate of Viasystems Group or the Company receive no compensation for their services as directors. Each director of Viasystems Group or the Company who is not also an officer, employee or an affiliate of Viasystems Group or the Company (an "Outside Director") will receive an annual retainer of $12,000 and a fee of $1,000 for each meeting of the board of directors at which the director is present. Directors of Viasystems Group and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at the meetings of the board of directors or committees thereof.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the cash and non-cash compensation earned during the fiscal year ended December 31, 1997 by the Chief Executive Officer and the four other most highly compensated executive officers of the Company. The executive officers of Viasystems Group and the Company did not receive any compensation from either Viasystems Group or the Company during the period from inception (August 28, 1996) to December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                                 ANNUAL COMPENSATION(1)     SECURITIES
                                                 -----------------------    UNDERLYING        ALL OTHER
                                          YEAR   SALARY($)   BONUS($)(2)   OPTIONS(#)(3)   COMPENSATION($)
                                          ----   ---------   -----------   -------------   ---------------
James N. Mills, Chairman of the Board
  and Chief Executive Officer...........  1997    395,000      550,000       2,132,392(4)            --
Robert N. Mills, President and Chief
  Operating Officer.....................  1997    482,000      313,300              --               --
Barry Brigmann, President of the
  Americas..............................  1997    310,000      201,500         750,000           66,285(5)
Gerald C. Nelson, Executive Vice
  President.............................  1997    289,678      188,290         750,000               --
James G. Powers, Vice
  President -- Finance..................  1997    190,094      123,500         750,000               --

---------------

(1) The Company provides a car allowance, reimbursement of club memberships and other benefits to certain executives. The aggregate incremental costs of these benefits to the Company do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each executive.

(2) Bonuses were paid in 1998 for 1997.

(3) Options were granted under the Viasystems Group, Inc. 1997 Stock Option Plan (the "Stock Option Plan") pursuant to which incentive and non-qualified stock options may be issued to certain of its Holdings or the Company's officers, key employees and directors.

(4) Reflects Performance Options (as hereinafter defined) granted by Viasystems Group, Inc. For a description of the material terms of such options, see "Benefit Plans -- Performance Options." The Performance Options are exercisable only in the event that Hicks, Muse Equity Fund III, as of the exercise date, realized an overall rate of return of at least 35% per annum, compounded annually on its equity funds invested in Viasystems Group, Inc.

(5) Mr. Brigmann received compensation in the form of reimbursement of relocation expenses during 1997.

     The following table summarizes option grants made with respect to the common stock, par value $.01 per share of Viasystems Group, Inc.'s common stock during fiscal year 1997 to the executive officers named above:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                 NUMBER OF      % OF TOTAL
                                 SECURITIES   OPTIONS GRANTED   EXERCISE
                                 UNDERLYING    TO EMPLOYEES       PRICE         EXPIRATION
                                 OPTIONS(#)   IN FISCAL YEAR    ($/SHARE)          DATE
                                 ----------   ---------------   ---------   ------------------
James N. Mills (1).............  2,132,392         26.2%          1.00      September 30, 2006
Robert N. Mills (2)............         --          N/A            N/A             N/A
Barry Brigmann (2).............    750,000         14.3%          1.00        February 4, 2007
Gerald C. Nelson (2)...........    750,000         14.3%          1.00        February 4, 2007
James G. Powers (2)............    750,000         14.3%          1.00        February 4, 2007

                                                                POTENTIAL REALIZABLE
                                                                      VALUE AT
                                                                ASSUMED ANNUAL RATES
                                                                         OF
                                                              STOCK PRICE APPRECIATION
                                                                 FOR OPTION TERM(3)
                                                              -------------------------
                                                                5%($)         10%($)
                                                              ----------   ------------
James N. Mills..............................................         --        768,000
Robert N. Mills.............................................        N/A            N/A
Barry Brigmann..............................................    413,000      1,020,000
Gerald Nelson...............................................    413,000      1,020,000
James G. Powers.............................................    413,000      1,020,000

---------------

(1) Reflects Performance Options granted by Viasystems Group, Inc. for a description of the material terms of such options, See "Benefit Plans -- Performance Options:"

(2) Reflects Options to purchase Viasystems Group Inc.'s Common Stock granted under the Stock Option Plan. For a description of the material terms of such options, See "Benefit Plans -- Stock Option Plan."

(3) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compound rules of appreciation of Viasystems Group, Inc.'s Common Stock over the term of the options. Actual gains on the exercise of the options are dependent on the future performance of Viasystems Group, Inc.'s Common Stock. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar.

     The following table summarizes the number of options exercised during the fiscal year ended December 31, 1997 for the above named executive officers and the value of unexercised options as of December 31, 1997:

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING
                                                                      UNEXERCISED OPTIONS AT
                                                                          FISCAL YEAR END
                                     ACQUIRED ON      VALUE      ---------------------------------
                                     EXERCISE(#)   REALIZED($)   EXERCISABLE(#)   UNEXERCISABLE(#)
                                     -----------   -----------   --------------   ----------------
James N. Mills.....................        --            --              --          2,468,800
Robert N. Mills....................        --            --              --                 --
Barry Brigmann.....................        --            --              --            750,000
Gerald C. Nelson...................        --            --              --            750,000
James G. Powers....................        --            --              --            750,000

                                                                      VALUE OF
                                                              UNEXERCISED IN-THE-MONEY
                                                                     OPTIONS AT
                                                                 FISCAL YEAR END(1)
                                                          ---------------------------------
                                                          EXERCISABLE($)   UNEXERCISABLE($)
                                                          --------------   ----------------
James N. Mills..........................................          --                --
Robert N. Mills.........................................          --                --
Barry Brigmann..........................................          --                --
Gerald C. Nelson........................................          --                --
James G. Powers.........................................          --                --

---------------

(1) Represents the difference between the value at December 31, 1997 of Viasystems Group, Inc.'s Common Stock underlying the options and the exercise price of such options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the Board of Directors. James N. Mills served as both and Executive Officer and Director during 1997 and is expected to serve in such capacity in 1997.

EMPLOYMENT AGREEMENTS

     James N. Mills Executive Employment Agreement. Mr. James N. Mills entered into an executive employment agreement with Viasystems Group, Viasystems Technologies and Circo Craft as of January 1, 1997. Pursuant to his employment agreement, Mr. J. Mills will serve as the Chairman of the Board of Directors and Chief Executive Officer of Viasystems Group through December 31, 2001, unless terminated earlier as provided therein. Mr. J. Mills is required to devote such time as is reasonably necessary to faithfully and adequately supervise the overall executive management of Viasystems Group and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr.
J. Mills is free to participate in other endeavors.

     The compensation provided to Mr. J. Mills under his executive employment agreement includes an annual base salary of not less than $685,000, subject to upward adjustment at the sole discretion of the Board of Directors of Viasystems Group, and such benefits as are customarily accorded the executives of Viasystems Group as long as the executive employment agreement is in force. In addition, Mr. J. Mills is entitled to an annual bonus in an amount determined in accordance with the Senior Executive Incentive Compensation Plan and reimbursement for expenses to own and maintain an automobile.

     Mr. J. Mills' executive employment agreement also provides that if Mr. J. Mills' employment is terminated without cause, Mr. J. Mills will continue to receive his then current salary, which shall not be less than $685,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon death or "total disability" (as defined therein) and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

     Robert N. Mills Executive Employment Agreement. Mr. Robert N. Mills entered into an executive employment agreement with Viasystems Group, Viasystems Technologies and Circo Craft as of January 1, 1997. Pursuant to his employment agreement, Mr. R. Mills will serve as the President and Chief Operating Officer of Viasystems Group through December 31, 2001, unless terminated earlier as provided therein. Mr. R. Mills is required to devote such time as is reasonably necessary to faithfully and adequately supervise the overall financial management of Viasystems Group and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. R. Mills is free to participate in other endeavors.

     The compensation provided to Mr. R. Mills under his executive employment agreement includes an annual base salary of not less than $510,000, subject to upward adjustment at the sole discretion of the Chairman of the Board of Directors of Viasystems Group, and such benefits as are customarily accorded the executives of Viasystems Group as long as the executive employment agreement is in force. In addition, Mr. R. Mills is entitled to an annual bonus in an amount determined in accordance with the Senior Executive Incentive Compensation Plan and reimbursement for expenses to own and maintain an automobile.

     Mr. R. Mills' executive employment agreement also provides that if Mr. R. Mills' employment is terminated without cause, Mr. R. Mills will continue to receive his then current salary, which shall not be less than $510,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon death or "total disability" (as defined therein) and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

     David M. Sindelar Executive Employment Agreement. Mr. David M. Sindelar entered into an executive employment agreement with Viasystems Group, Viasystems Technologies and Circo Craft as of January 1, 1997. Pursuant to his employment agreement, Mr. Sindelar will serve as the Senior Vice President and Chief Financial Officer of Viasystems Group through December 31, 2001, unless terminated earlier as provided therein. Mr. Sindelar is required to devote such time as is reasonably necessary to faithfully and adequately supervise the overall financial management of Viasystems Group and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

     The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $230,000, subject to upward adjustment at the sole discretion of the Chairman of the Board of Directors of Viasystems Group, and such benefits as are customarily accorded the executives of Viasystems Group as long as the executive employment agreement is in force. In addition, Mr. Sindelar is entitled to an annual bonus in an amount determined in accordance with the Senior Executive Incentive Compensation Plan and reimbursement for expenses to own and maintain an automobile.

     Mr. Sindelar's executive employment agreement also provides that if Mr. Sindelar's employment is terminated without cause, Mr. Sindelar will continue to receive his then current salary, which shall not be less than $230,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon death or "total disability" (as defined therein) and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

     Gerald C. Nelson Executive Employment Agreement. Mr. Gerald C. Nelson entered into an executive employment agreement with Viasystems Group, Viasystems Technologies and Circo Craft as of January 1, 1997. Pursuant to his employment agreement, Mr. Nelson will serve as the Senior Vice President -- Operations of Viasystems Group through December 31, 1999, unless terminated earlier as provided therein. Mr. Nelson is required to devote such time as is reasonably necessary to faithfully and adequately supervise the operations of Viasystems Group and its subsidiaries, both direct and indirect.

     The compensation provided to Mr. Nelson under his executive employment agreement includes an annual base salary of not less than $300,000 subject to upward adjustment at the sole discretion of the Chairman of the Board of Directors of Viasystems Group, and such benefits as are customarily accorded the executive of Viasystems Group as long as the executive employment agreement is in force. In addition, Mr. Nelson is entitled to an annual bonus in an amount determined in accordance with the Senior Executive Incentive Compensation Plan and reimbursement for expenses to own and maintain an automobile.

     Mr. Nelson's executive employment agreement also provides that if Mr. Nelson's employment is terminated without cause, Mr. Nelson will continue to receive his then current salary, which shall not be less than $300,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon death or "total disability" (as defined therein) and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for and medical benefits for his lifetime.

BENEFIT PLANS

  Stock Option Plan

     Viasystems Group has adopted the Viasystems Group, Inc. 1997 Stock Option Plan (the "Stock Option Plan") pursuant to which incentive and non-qualified stock options, stock appreciation rights, stock awards, performance awards and stock units may be issued to such employees of Viasystems Group and any parent or subsidiary corporation designated by the Board of Directors of Viasystems Group. A total of 8,409,782 shares of Viasystems Group Common Stock will be reserved for issuance under the Stock Option Plan. As of

December 31, 1997, options to purchase an aggregate of 5,235,000 shares of Viasystems Group Common Stock subject to the terms and conditions of the Stock Option Plan are outstanding.

     The Stock Option Plan provides that it is to be administered by a committee of the Board of Directors of Viasystems Group or a subcommittee of such a committee (the "Committee"). The Committee has the authority to grant to any participant one or more stock options, and to establish the terms and conditions of such options, subject to certain limitations specified in the Stock Option Plan. For example, the per-share exercise price of each option must not be less than 100% of the fair market value of the Viasystems Group Common Stock on the date such option is granted, and no option may be exercisable later than ten years after the date of grant. In the event of a change in control (as defined in the Stock Option Plan), the Committee, in its discretion, may take such actions as it deems appropriate with respect to outstanding awards, including, without limitation, accelerating the exercisability or vesting of such awards.

     The Stock Option Plan became effective as of February 4, 1997. Effective concurrent with the consummation of the Chips Merger, the Stock Option Plan was amended to increase the number of shares of Viasystems Group Common Stock reserved for issuance under the Stock Option Plan. The Stock Option Plan, as amended, is subject to stockholder approval and will terminate on February 4, 2007, unless sooner terminated by the Committee.

  Performance Options

     On November 26, 1996, Viasystems Group granted options (the "Performance Options") to purchase 1,085,187 shares of Viasystems Group Common Stock. Messrs.
J. Mills and Sindelar were granted Performance Options to purchase 336,408 and 227,889 shares of Viasystems Group Common Stock, respectively, and Performance Options to purchase the remaining 520,890 shares of Viasystems Group Common Stock were granted to certain officers of the Company who are also affiliated with Mills & Partners. On June 2, 1997, Viasystems Group granted Performance Options to purchase an additional 8,138,904 shares of Viasystems Group Common Stock. Messrs. J. Mills and Sindelar were granted additional Performance Options to purchase 2,132,392 and 1,318,501 shares of Viasystems Group Common Stock, respectively, and additional Performance Options to purchase the remaining 4,688,011 shares of Viasystems Group Common Stock were granted to certain officers of the Company who are also affiliated with Mills & Partners.

     Pursuant to the terms of the option agreements (the "Performance Option Agreements") related to the Performance Options, the Performance Options will become options to purchase an identical number of shares of Viasystems Group Common Stock. The Performance Options are exercisable only in the event that HM Fund III has, as of the exercise date, realized an overall rate of return of at least 35% per annum, compounded annually, on all equity funds invested by it in Viasystems Group. Subject to the foregoing, the Performance Options are exercisable (i) immediately prior to the consummation of a Liquidity Event (as hereinafter defined), (ii) concurrently with the consummation of a Qualified IPO (as hereinafter defined), or (iii) on the ten year anniversary of their grant. A "Liquidity Event" generally means (i) one or more sales or other dispositions of Viasystems Group Common Stock if, thereafter, the amount of Viasystems Group Common Stock owned by HM Fund III is reduced by 50%, (ii) any merger, consolidation or other business combination of Viasystems Group pursuant to which any person or group acquires a majority of the common stock of the resulting entity, or (iii) any sale of all or substantially all of the assets of Viasystems Group. A "Qualified IPO" means a firm commitment underwritten public offering of Viasystems Group Common Stock for gross proceeds of at least $50 million pursuant to an effective registration statement under the Securities Act.

     The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.08. The exercise price of the Performance Options and the number of shares of Viasystems Group Common Stock for which the Performance Options are exercisable is subject to adjustment in the event of certain fundamental changes in the capital structure of Viasystems Group. All Performance Options terminate on the ten year anniversary of their grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     All the issued and outstanding shares of common stock of the Company are held by Viasystems Group. The following table sets forth certain information regarding the expected beneficial ownership of the voting securities of Viasystems Group by each person who is expected to beneficially own more than 5% of any class of Viasystems Group voting securities and by the directors and certain executive officers of Viasystems Group, individually, and by the directors and executive officers of Viasystems Group as a group. The Viasystems Group Class A Common Stock votes together with the Viasystems Group Common Stock as a single class and is entitled to one vote for each share.

                                                           SHARES BENEFICIALLY OWNED
                                           ---------------------------------------------------------
                                                                      VIASYSTEMS GROUP
                                              VIASYSTEMS GROUP             CLASS A
                                                COMMON STOCK           COMMON STOCK(1)
                                           ----------------------   ---------------------
                                             NUMBER      PERCENT      NUMBER     PERCENT    PERCENT
                                            OF SHARES    OF CLASS   OF SHARES    OF CLASS   OF TOTAL
                                           -----------   --------   ----------   --------   --------
5% STOCKHOLDERS:
HM Parties(2)............................  254,980,004     99.9%            --        --      87.9%
  c/o Hicks, Muse, Tate & Furst
  Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
OFFICERS AND DIRECTORS:
  James N. Mills(3)......................      200,000        --    34,835,832    100.0%      12.0%
  Thomas O. Hicks(2).....................  255,000,004     99.9%            --        --      87.9%
  Jack D. Furst(2).......................  255,000,004     99.9%            --        --      87.9%
  Richard W. Vieser......................      400,000         *            --        --          *
  Kenneth F. Yontz(4)....................      200,000         *            --        --          *
  Robert N. Mills(5).....................           --        --     7,140,000     20.5%       2.5%
  David M. Sindelar(6)...................           --        --     7,333,331     21.1%       2.5%
  Larry S. Bacon(7)......................           --        --     1,700,000      4.9%          *
  W. Thomas McGhee(8)....................           --        --     1,700,000      4.9%          *
  All executive officers and directors as
     a group (11 persons)(9).............  256,200,004    100.0%    34,835,832    100.0%     100.0%

---------------

 *  Represents less than 1%.

(1) Viasystems Group Class A Common Stock is convertible into Viasystems Group Common Stock (i) at the option of any holder thereof at any time, (ii) at the option of Viasystems Group upon the occurrence of a Triggering Event (as defined below), and (iii) automatically on September 30, 2006. A "Triggering Event" means any sale of substantially all of the assets of Viasystems Group or any merger, consolidation or other business combination of Viasystems Group in which Hicks Muse and its affiliates cease to beneficially own, directly or indirectly, at least 50% of the resulting entity. Each share of Viasystems Group Class A Common Stock is convertible into a fraction of a share of Viasystems Group Common Stock equal to the quotient of (i) the fair market value of a share of Viasystems Group Common Stock at the time of conversion less the sum of $.99 plus imputed interest thereon at a rate of 8% per annum, compounded annually, at the time of conversion, divided by
    (ii) the fair market value of a share of Viasystems Group Common Stock at the time of conversion. Because the fraction of a share of Viasystems Group Common Stock into which Viasystems Group Class A Common Stock is convertible is determinable only at the time of a conversion, shares of Viasystems Group Common Stock that may be issuable upon conversion of Viasystems Group Class A Common Stock are not included in the shares of Viasystems Group Common Stock beneficially owned in the foregoing table.

(2) Includes (i) shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Fund III"), a limited partnership, of which the ultimate general partner of Fund III is Hicks, Muse, Tate & Furst Fund III, Incorporated, an affiliate of Hicks Muse; and (ii) shares owned of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Fund
    III. Thomas O. Hicks is a
    controlling stockholder of Hicks Muse and serves as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Viasystems Group Common Stock held by Fund III and HM3 Coinvestors, L.P. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart Jr., Michael J. Levitt, David R. Deneger and Alan B. Menkes are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Viasystems Group Common Stock held by Fund III and HM3 Coinvestors, L.P. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt and Menkes disclaims the existence of a group and disclaims beneficial ownership of Viasystems Group Common Stock not respectively owned of record by him.

(3) Includes shares of Viasystems Group Common Stock and Viasystems Group Class A Common Stock held by James N. Mills and shares of Viasystems Group Common Stock and Viasystems Group Class A Common Stock owned of record by certain individuals, including Messrs. R. Mills and D. Sindelar, subject to an irrevocable proxy in favor of Mr. Mills. See "Certain Transactions." Does not include 2,468,800 shares of Viasystems Group Common Stock issuable to Mr. Mills upon the exercise of Performance Options that are not currently exercisable. See "Management -- Benefit Plans -- Stock Option Plan."

(4) Excludes 400,000 shares of Viasystems Group Common Stock owned of record by the Kenneth F. Yontz 1997 Family Trust, a trust of which Mr. Yontz does not have the power to vote or dispose of such stock. Mr. Yontz disclaims beneficial ownership of Viasystems Group Common Stock not owned of record by him.

(5) Includes 7,090,000 shares held of record by the Robert N. Mills Revocable Living Trust, a trust of which Mr. R. Mills is a trustee having the power to vote and dispose of such stock, and 50,000 shares owned of record by another individual, subject to an irrevocable proxy in favor of Mr. R. Mills. Mr. R. Mills disclaims beneficial ownership of Viasystems Group Class A Common Stock not owned of record by him.

(6) Includes 200,000 shares owned of record by two children's trusts, of which Mr. Sindelar is a trustee having the power to vote and dispose of such stock, Mr. Sindelar disclaims beneficial ownership of Viasystems Group Class A Common Stock not owned of record by him. Does not include 1,546,390 shares of Viasystems Group Common Stock issuable to Mr. Sindelar upon exercise of Performance Options that are not exercisable within the next 60 days. See "Management -- Benefit Plans -- Performance Options"

(7) Does not include 1,454,149 shares of Viasystems Group Common Stock issuable to Mr. Bacon upon exercise of Performance Options that are not exercisable within the next 60 days. See "Management -- Benefit Plans -- Performance Options."

(8) Includes 500,000 shares held of record by the McGhee Family Limited Partnership, of which Mr. McGhee is the general partner having the power to vote and dispose of such stock, and 1,200,000 shares held of record by the
    W. Thomas McGhee Revocable Living Trust, of which Mr. McGhee is the trustee having the power to vote and dispose of such stock. Mr. McGhee disclaims beneficial ownership of Viasystems Group Class A Common Stock not owned of record by him. Does not include 1,454,149 shares of Viasystems Group Common Stock issuable to Mr. McGhee upon exercise of Performance Options that are not exercisable within the next 60 days. See "Management -- Benefit
    Plans -- Performance Options."

(9) Does not include 10,724,091 shares of Viasystems Group Common Stock issuable to executive officers of Viasystems Group upon the exercise of Performance Options or options issued under the Stock Option Plan, or Performance Options to be issued in connection with the Equity Contribution, none of which are exercisable within the next 60 day. See "Management -- Benefit Plans -- Performance Options."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1997, an affiliate of Hicks Muse acquired Forward Group, a rigid PCB manufacturer located in the United Kingdom, for a purchase price of approximately $236.0 million (including the issuance of the Forward Group Loan Notes and assumed debt), which was funded with $216.0 million of borrowings under a tender offer facility with a financial institution (the "Tender Facility") and the proceeds from the issuance to Hicks Muse of $40.0 million initial liquidation preference of preferred stock. Subsequently, Viasystems Group acquired Forward Group for cost, consisting of the assumption of the Tender Facility and the issuance to Hicks Muse and certain affiliates of $40.0 million initial liquidation preference of Viasystem Group's preferred stock.

     In April 1997, Chips Holdings acquired Chips, a rigid PCB manufacturer located in the United Kingdom. In connection with such transaction, Hicks Muse and its affiliates invested $140.0 million in the equity capital of Chips Holdings. The Chips Merger was consummated concurrently with the consummation of the 1997 Offering, in consideration for the issuance to Hicks Muse and certain affiliates of common stock valued at $140.0 million. In addition, the Company became the obligor on the Chips Reimbursement Obligation.

     Viasystems Group and its subsidiaries have entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with an affiliate of Hicks Muse ("Hicks Muse Partners") which was amended upon consummation of the Transactions and pursuant to which Viasystems Group and its subsidiaries will pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to 0.2% of the budgeted consolidated annual net sales of Viasystems Group and its subsidiaries for the then-current fiscal year, but in no event less than $1,750,000 (the "Base Fee"). Upon the acquisition by Viasystems Group or any of its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using the pro forma combined budgeted consolidated annual net sales of Viasystems Group and its subsidiaries. Thomas O. Hicks and Jack D. Furst, directors of Viasystems Group and the Company, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company under the Monitoring and Oversight Agreement. In addition, Viasystems Group and its subsidiaries, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Monitoring and Oversight Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to the Company by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by Viasystems Group, the Company and their respective subsidiaries.

     Chips Holdings and its subsidiaries entered into a ten-year agreement (the "Chips Monitoring and Oversight Agreement") with Hicks Muse Partners pursuant to which Chips and its subsidiaries agreed to pay Hicks Muse Partners an annual fee on terms substantially similar to those under the Monitoring and Oversight Agreement except that the Base Fee thereunder is $530,000. Upon consummation of the Chips Merger, the Chips Monitoring and Oversight Agreement was terminated.

     Viasystems Group and its subsidiaries entered into a ten-year agreement (the "Financial Advisory Agreement"), pursuant to which Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined) for each "add-on transaction" (as defined) in which Viasystems Group or any of its subsidiaries is involved. In respect of the acquisitions to date, Hicks Muse has received aggregate fees of approximately $4.9 million under the Financial Advisory Agreement. The term "transaction value" means the total value of the add-on transaction including without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial

Advisory Agreement), including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving Viasystems Group or any of its subsidiaries or any of their respective subsidiaries and any other person or entity. In addition, Viasystems Group and its subsidiaries, jointly and severally, have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the Company's opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Viasystems Group, the Company and their respective subsidiaries. No fee was paid under the Financial Advisory Agreement in connection with the Chips Merger.

     Forward Group and its subsidiaries previously entered into a ten-year agreement (the "Forward Group Financial Advisory Agreement"), pursuant to which Hicks Muse Partners was entitled to receive certain fees on terms substantially identical to those described in the Financial Advisory Agreement. In respect of acquisitions to date, Hicks Muse Partners has received aggregate fees of approximately $3.5 million under the Forward Group Financial Advisory Agreement. Upon consummation of the acquisition of Forward Group, the Forward Group Financial Advisory Agreement was terminated and no fees were paid in connection with the Company's acquisition of the Forward Group.

     Chips Holdings and its subsidiaries entered into a ten-year agreement (the "Chips Financial Advisory Agreement"), pursuant to which Hicks Muse Partners is entitled to receive certain fees on terms substantially identical to those fees described in the Financial Advisory Agreement. In respect of the acquisitions to date, Hicks Muse Partners has received aggregate fees of approximately $6.9 million under the Chips Financial Advisory Agreement. Upon consummation of the Chips Merger, the Chips Financial Advisory Agreement was terminated and no fee was paid in connection with the Chips Merger.

     Each investor in any class of common stock of Viasystems Group has entered into an amended and restated stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of common stock in connection with certain sales of Viasystems Group Common Stock by Fund III ("drag-along rights") and granting the parties thereto the right to include a portion of their shares of common stock in certain sales in which Fund III does not exercise its drag-along rights ("tag-along rights"). All parties to the Stockholders Agreement agreed to take all action within their respective power (including the voting of Viasystems Group Common Stock and Viasystems Group Class A Common Stock) to cause the Board of Directors of the Company to at all times be constituted by the members designated by Fund III. The Stockholders Agreement contains an irrevocable proxy pursuant to which all parties to the Stockholders Agreement (other than the initial holders of Viasystems Group Class A Common Stock and their transferees) grant to Fund III the power to vote all shares of Viasystems Group Common Stock held by such parties on all matters submitted to the Company's stockholders. Further, the Stockholders Agreement contains an irrevocable proxy pursuant to which the initial holders of Viasystems Group Class A Common Stock and their transferees grant to James N. Mills (or to Fund III if Mr. Mills is no longer an officer or director of Viasystems Group) the power to vote all shares of Viasystems Group Class A Common Stock held by such parties on all matters submitted to the Company's stockholders. The Stockholders Agreement terminates on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights contained therein terminate earlier upon the consummation of a firm commitment underwritten public offering of Viasystems Group Common Stock.

     The Company purchases certain connectors and other products needed to manufacture PCBs and backplanes from Berg. Prior to the Company's acquisition of the Lucent Division, the Lucent Division purchased certain electronic connections from Berg pursuant to a written supply contract (the "Berg Supply Agreement"). Berg and the Company have agreed to continue to supply and purchase products on the same terms and condition as set forth in the Berg Supply Agreement. Berg is controlled by Hicks Muse, through its affiliates, and managed by Mills and Partners. In addition, certain of the Company's directors and executive officers have financial interests in Berg. In fiscal year 1997, the company purchased approximately $41.0 million of product from Berg. In fiscal year 1996, the Company and the Lucent Division collectively purchased approximately $38.8 million of product from Berg. In fiscal years 1994 and 1995, the Lucent Division purchased $30.1 million and $37.1 million, respectively, of product from Berg. The Company expects to continue to purchase product from Berg on terms and conditions substantially similar to the terms and conditions of the Berg Supply Agreement, which the Company believes to be comparable to the terms that would be reached in an arm's-length transaction.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following financial statements, schedules and exhibits are filed as part of this report.

     (1) Financial Statements

          See Index to Financial Statements and Schedules at Item 8 on page 29.

     (2) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        EXHIBIT
          NO.
        -------
          2.1            -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Circo Craft Holding Company and certain
                            Purchasers (defined therein).(1)
          2.2            -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Circo Technologies Group,
                            Inc. and Circo Craft Technologies, Inc.(1)
          2.3            -- Agreement and Plan of Merger, dated as of April 11, 1997, by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvesters, L.P.(1)
          2.4            -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc.(1)
          2.5            -- Agreement and Plan of Merger dated, as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc.(1)
          2.6            -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.*
          2.7            -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.1., as purchaser, European
                            Circuits SA and individuals named therein, as sellers.*
          3.1            -- Certificate of Incorporation of Viasystems, Inc.(1)
          3.2            -- Bylaws of Viasystems, Inc.(1)
          4.1            -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee.(1)
          4.2            -- Form of the Old Note (included in Exhibit 4.1, Exhibit
                            A).(1)
          4.3            -- Form of the New Note (included in Exhibit 4.1, Exhibit
                            B).(1)

        EXHIBIT
          NO.
        -------
          4.4            -- Second Amended and Restated Credit Agreement dated as of
                            June 5, 1997 among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank.(1)
          4.5            -- Amended and Restated Guarantee and Collateral Agreement,
                            dated as of April 11, 1997.(1)
          4.6            -- Supplement to Guarantee and Collateral Agreement, dated as of June 5, 1997.(1)
          4.7            -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and the Bank of New York, as Trustee.*
          4.8            -- Form of Initial Note (included in Exhibit 4.7, Exhibit
                            A).*
          4.9            -- Form of Exchange Note (included in Exhibit 4.8, Exhibit
                            B).*
          4.10           -- First Amendment, dated as of August 29, 1997, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            June 5, 1997, among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank.*
          4.11           -- Second Amendment, dated as of February 3, 1998, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            June 5, 1997 among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank.*
         10.1            -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circa Craft
                            Technologies, Inc. (confidential Treatment was granted
                            with respect to certain portions of this exhibit).(1)
         10.2            -- [Intentionally omitted.]
         10.3            -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan.(1)
         10.4            -- Amended and Restated Stock Option Agreement dated, as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and James N.
                            Mills.(1)
         10.5            -- Amended and Restated Stock Option Agreement dated, as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and David M.
                            Sindelar.(1)
         10.6            -- Amended and Restated Stock Option Agreement, dated as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and Larry S.
                            Bacon.(1)
         10.7            -- Amended and Restated Stock Option Agreement, dated as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and W. Thomas
                            McGhee.(1)
         10.8            -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and James N. Mills.(1)
         10.9            -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and David M. Sindelar.(1)

        EXHIBIT
          NO.
        -------
         10.10           -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and Larry S. Bacon.(1)
         10.11           -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and W. Thomas McGhee.(1)
         10.12           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser.(1)
         10.13           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz.(1)
         10.14           -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(1)
         10.15           -- Third Amended and Restated Financial Advisory Agreement,
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(1)
         10.16           -- Purchase Agreement, dated as of June 2, 1997, by and
                            among Viasystems, Inc. and Chase Securities Inc., NatWest
                            Capital Markets Limited and Schroder Wertheim & Co.
                            Incorporated.(1)
         10.17           -- Exchange and Registration Rights Agreements, dated as of
                            June 6, 1997, by and among Viasystems, Inc. and Chase
                            Securities, Inc., NatWest Capital Markets Limited and
                            Schroder Wertheim & Co. Incorporated.(1)
         10.18           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and James N. Mills.(1)
         10.19           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and David M. Sindelar.(1)
         10.20           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and Robert N. Mills.(1)
         10.21           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, inc. and Larry S. Bacon.(1)
         10.22           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and W. Thomas McGhee.(1)
         10.23           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and Gerald C. Nelson.(1)
         10.24           -- Agreement, dated as of December 30, 1996, between Circo
                            Craft Technologies, Inc. and the Communication Workers of
                            America.(1)
         10.25           -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and Circo
                            Craft Technologies, Inc.(1)

        EXHIBIT
          NO.
        -------
         10.26           -- Purchase Agreement, dated as of February 9, 1998, among
                            Viasystems Inc., Chase Securities Inc. and NatWest
                            Capital Markets Limited.*
         10.27           -- Exchange and Registration Rights Agreement, dated as of
                            February 17, 1998, by and between Viasystems, Inc., Chase
                            Securities Inc. and NatWest Capital Markets Limited.*
         16.1            -- Letter from Deloitte & Touche regarding change in
                            certifying accountant for Circo Craft Co. Inc.*
         16.2            -- Letter from KPMG Audit PLC regarding change in auditors for Forward Group PLC.*
         16.3            -- Letter from Ernst & Young regarding change in auditors
                            for Interconnection Systems (Holdings) Limited.*
         21.1            -- Subsidiaries of Viasystems, Inc.*
         25.1            -- Statement of Eligibility and Qualification of The Bank of
                            New York, as Trustee under the Indenture filed as Exhibit
                            4.1 on Form T-1.(1)
         27.1            -- Financial Data Schedule.*
         99.1            -- Form of Letter of Transmittal.(1)
         99.2            -- Form of Notice of Guaranteed Delivery. (1)

---------------

     (1) Previously filed.

      *  Filed herewith.

(B) No reports on Form 8-K were filed by the Registrant during the last quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VIASYSTEMS, INC.

                                            By    /s/ DAVID M. SINDELAR

                                             -----------------------------------
                                                      David M. Sindelar
                                                    Senior Vice President
                                                 and Chief Financial Officer
Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                          TITLE                        DATE
                     ----------                                          -----                        ----

                 /s/ JAMES N. MILLS                      Chairman of the Board of Directors      March 30, 1998
-----------------------------------------------------      and Chief Executive Officer
                   James N. Mills                          (Principal Executive Officer)

                /s/ DAVID M. SINDELAR                    Senior Vice President and Chief         March 30, 1998
-----------------------------------------------------      Financial Officer (Principal
                  David M. Sindelar                        Financial Officer)

                 /s/ ROBERT N. MILLS                     Director, President and Chief           March 30, 1998
-----------------------------------------------------      Operating Officer
                   Robert N. Mills

                 /s/ THOMAS O. HICKS                     Director                                March 30, 1998
-----------------------------------------------------
                   Thomas O. Hicks

                  /s/ JACK D. FURST                      Director                                March 30, 1998
-----------------------------------------------------
                    Jack D. Furst

                /s/ RICHARD W. VIESER                    Director                                March 30, 1998
-----------------------------------------------------
                  Richard W. Vieser

                /s/ KENNETH F. YONTZ                     Director                                March 30, 1998
-----------------------------------------------------
                  Kenneth F. Yontz

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Circo Craft Holding Company and certain
                            Purchasers (defined therein).(1)
          2.2            -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Circo Technologies Group,
                            Inc. and Circo Craft Technologies, Inc.(1)
          2.3            -- Agreement and Plan of Merger, dated as of April 11, 1997, by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvesters, L.P.(1)
          2.4            -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc.(1)
          2.5            -- Agreement and Plan of Merger dated, as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc.(1)
          2.6            -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.*
          2.7            -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.1., as purchaser, European
                            Circuits SA and individuals named therein, as sellers.*
          3.1            -- Certificate of Incorporation of Viasystems, Inc.(1)
          3.2            -- Bylaws of Viasystems, Inc.(1)
          4.1            -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee.(1)
          4.2            -- Form of the Old Note (included in Exhibit 4.1, Exhibit
                            A).(1)
          4.3            -- Form of the New Note (included in Exhibit 4.1, Exhibit
                            B).(1)
          4.4            -- Second Amended and Restated Credit Agreement dated as of
                            June 5, 1997 among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank.(1)
          4.5            -- Amended and Restated Guarantee and Collateral Agreement,
                            dated as of April 11, 1997.(1)
          4.6            -- Supplement to Guarantee and Collateral Agreement, dated as of June 5, 1997.(1)
          4.7            -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and the Bank of New York, as Trustee.*
          4.8            -- Form of Initial Note (included in Exhibit 4.7, Exhibit
                            A).*
          4.9            -- Form of Exchange Note (included in Exhibit 4.8, Exhibit
                            B).*
          4.10           -- First Amendment, dated as of August 29, 1997, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            June 5, 1997, among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank.*

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.11           -- Second Amendment, dated as of February 3, 1998, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            June 5, 1997 among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank.*
         10.1            -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circa Craft
                            Technologies, Inc. (confidential Treatment was granted
                            with respect to certain portions of this exhibit).(1)
         10.2            -- [Intentionally omitted.]
         10.3            -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan.(1)
         10.4            -- Amended and Restated Stock Option Agreement dated, as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and James N.
                            Mills.(1)
         10.5            -- Amended and Restated Stock Option Agreement dated, as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and David M.
                            Sindelar.(1)
         10.6            -- Amended and Restated Stock Option Agreement, dated as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and Larry S.
                            Bacon.(1)
         10.7            -- Amended and Restated Stock Option Agreement, dated as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and W. Thomas
                            McGhee.(1)
         10.8            -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and James N. Mills.(1)
         10.9            -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and David M. Sindelar.(1)
         10.10           -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and Larry S. Bacon.(1)
         10.11           -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and W. Thomas McGhee.(1)
         10.12           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser.(1)
         10.13           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz.(1)
         10.14           -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(1)
         10.15           -- Third Amended and Restated Financial Advisory Agreement,
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(1)
         10.16           -- Purchase Agreement, dated as of June 2, 1997, by and
                            among Viasystems, Inc. and Chase Securities Inc., NatWest
                            Capital Markets Limited and Schroder Wertheim & Co.
                            Incorporated.(1)
         10.17           -- Exchange and Registration Rights Agreements, dated as of
                            June 6, 1997, by and among Viasystems, Inc. and Chase
                            Securities, Inc., NatWest Capital Markets Limited and
                            Schroder Wertheim & Co. Incorporated.(1)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.18           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and James N. Mills.(1)
         10.19           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and David M. Sindelar.(1)
         10.20           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and Robert N. Mills.(1)
         10.21           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, inc. and Larry S. Bacon.(1)
         10.22           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and W. Thomas McGhee.(1)
         10.23           -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and Gerald C. Nelson.(1)
         10.24           -- Agreement, dated as of December 30, 1996, between Circo
                            Craft Technologies, Inc. and the Communication Workers of
                            America.(1)
         10.25           -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and Circo
                            Craft Technologies, Inc.(1)
         10.26           -- Purchase Agreement, dated as of February 9, 1998, among
                            Viasystems Inc., Chase Securities Inc. and NatWest
                            Capital Markets Limited.*
         10.27           -- Exchange and Registration Rights Agreement, dated as of
                            February 17, 1998, by and between Viasystems, Inc., Chase
                            Securities Inc. and NatWest Capital Markets Limited.*
         16.1            -- Letter from Deloitte & Touche regarding change in
                            certifying accountant for Circo Craft Co. Inc.*
         16.2            -- Letter from KPMG Audit PLC regarding change in auditors for Forward Group PLC.*
         16.3            -- Letter from Ernst & Young regarding change in auditors
                            for Interconnection Systems (Holdings) Limited.*
         21.1            -- Subsidiaries of Viasystems, Inc.*
         25.1            -- Statement of Eligibility and Qualification of The Bank of
                            New York, as Trustee under the Indenture filed as Exhibit
                            4.1 on Form T-1.(1)
         27.1            -- Financial Data Schedule.*
         99.1            -- Form of Letter of Transmittal.(1)
         99.2            -- Form of Notice of Guaranteed Delivery. (1)

---------------

     (1) Previously filed.

      *  Filed herewith.