Form 10-Q
period 1998-03-31
VIASYSTEMS INC
filed 1998-05-15
CIK 1041380

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                              ---------------------------------------------
                                       OR

[  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

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

                                YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
                   Class                          May 13, 1998
              ----------------                    -------------
              Viasystems, Inc.
                Common Stock                      1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

VIASYSTEMS, INC. & SUBSIDIARIES
      Condensed Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998..............................   2
      Condensed Consolidated Statements of Operations for the three months ended
          March 31, 1997 and 1998...................................................................................   3
      Condensed Consolidated Statements of Cash Flows for the three months ended
          March 31, 1997 and 1998...................................................................................   4
      Notes to Condensed Consolidated Financial Statements..........................................................   5
FORWARD GROUP PLC
      Condensed Consolidated Profit and Loss Accounts for the three months ended
          March 31, 1997............................................................................................  11
      Condensed Consolidated Statement of Cash Flows for the three months ended
          March 31, 1997............................................................................................  12
      Notes to the Condensed Consolidated Financial Statements......................................................  13
INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
      Condensed Consolidated Profit and Loss Accounts for the three months ended
          April 4, 1997.............................................................................................  14
      Condensed Consolidated Statement of Cash Flows for the three months ended
          April 4, 1997.............................................................................................  15
      Notes to the Condensed Consolidated Financial Statements......................................................  16

Management's Discussion and Analysis of Financial Condition and Results of Operations...............................  17

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...........................................................................  19

SIGNATURES..........................................................................................................  21

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               December 31,      March 31,
                                                                  1997             1998
                                                               -----------      -----------
ASSETS                                                                           (Unaudited)

Current assets:
   Cash and cash equivalents .............................     $    27,538      $    36,924
   Accounts receivable, net ..............................         113,269          209,739
   Inventories, net ......................................          84,631          107,327
   Prepaid expenses and other ............................          26,240           33,894
                                                               -----------      -----------
      Total current assets ...............................         251,678          387,884
   Property, plant and equipment, net ....................         448,128          564,602
   Intangibles and other assets ..........................         369,106          437,837
                                                               -----------      -----------
      Total assets .......................................     $ 1,068,912      $ 1,390,323
                                                               ===========      ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term obligations ...........     $    31,363      $    42,642
   Accounts payable ......................................          86,941          146,494
   Accrued and other liabilities .........................          85,860          136,600
   Income taxes payable ..................................          30,855           13,371
                                                               -----------      -----------
Total current liabilities ................................         235,019          339,107
Long-term obligations, less current maturities ...........         816,012        1,008,590
Other long-term liabilities ..............................         110,074          150,671
Stockholder's equity (deficit):
   Contributed capital ...................................         282,763          338,316
   Accumulated deficit ...................................        (376,230)        (453,725)
   Cumulative translation adjustments ....................           1,274            7,364
                                                               -----------      -----------
      Total stockholder's equity (deficit) ...............         (92,193)        (108,045)
                                                               -----------      -----------
      Total liabilities and stockholder's equity (deficit)     $ 1,068,912      $ 1,390,323
                                                               ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                   Three Months Ended
                                                         March 31,
                                                ------------------------
                                                   1997          1998
                                                ---------      ---------

Net sales .................................     $ 119,884      $ 242,446
Operating expenses:
   Cost of goods sold .....................        90,069        177,689
   Selling, general and administrative ....        11,156         27,709
   Depreciation and amortization ..........        14,477         32,303
   Write-off of acquired in-process R&D ...          --           62,000
                                                ---------      ---------
      Operating income (loss) .............         4,182        (57,255)
Other expense:
   Interest expense .......................         5,055         23,087
   Amortization of deferred financing costs           937          1,992
   Other, net .............................           (52)           428
                                                ---------      ---------
      Loss before income tax provision ....        (1,758)       (82,762)
Provision (benefit) for income taxes ......           595         (5,267)
                                                ---------      ---------
Net loss ..................................     $  (2,353)     $ (77,495)
                                                =========      =========



     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      March 31,
                                                                             ------------------------
                                                                                 1997           1998
                                                                             ---------      ---------
Cash flows provided by (used in) operating activities:

Net loss ...............................................................     $  (2,353)     $ (77,495)
Adjustments to reconcile net loss to net cash from operating activities:
   Write-off of acquired in-process research and development ...........          --           62,000
   Depreciation ........................................................         7,654         16,819
   Amortization of intangibles .........................................         6,823         15,484
   Amortization of deferred financing costs ............................           937          1,992
   Deferred taxes ......................................................           228         (2,705)
   Change in assets and liabilities, net of acquisitions:
       Accounts receivable .............................................       (24,640)       (49,412)
       Inventories .....................................................         3,397           (446)
       Prepaid expenses and other ......................................           633          1,536
       Accounts payable and accrued and other liabilities ..............         5,259         10,550
       Income taxes payable ............................................          (341)       (18,130)
                                                                             ---------      ---------
Net cash from operating activities .....................................        (2,403)       (39,807)
                                                                             ---------      ---------

Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash acquired ..................................          --         (145,464)
   Capital expenditures ................................................        (8,712)       (33,021)
                                                                             ---------      ---------
Net cash from investing activities .....................................        (8,712)      (178,485)
                                                                             ---------      ---------

Cash flows provided by (used in) financing activities:
   Equity proceeds .....................................................          --           55,552
   Proceeds from the issuance of Series B Senior Subordinated
       Notes due 2007 ..................................................          --          104,500
   Borrowings under the Term Facilities ................................          --           70,000
   Net borrowings under the Revolvers ..................................          --            7,544
   Repayment of other long-term obligations ............................        (2,463)           (53)
   Financing costs .....................................................          --          (11,836)
                                                                             ---------      ---------
Net cash from financing activities .....................................        (2,463)       225,707
                                                                             ---------      ---------
Effect of exchange rate changes on cash ................................         1,017          1,971
                                                                             ---------      ---------
Net change in cash and cash equivalents ................................       (12,561)         9,386
Cash and cash equivalents - beginning of the period ....................        16,117         27,538
                                                                             ---------      ---------
Cash and cash equivalents - end of the period ..........................     $   3,556      $  36,924
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

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Statement of Cash Flows

     Interest paid for the three months ended March 31, 1997 and 1998 was approximately $5,054 and 12,860, respectively. Income taxes paid for the three months ended March 31, 1997 and 1998 was approximately $1,573 and $15,582, respectively.

2.   INVENTORIES

     The composition of inventories at March 31, 1998, is as follows:

         Raw materials...........................................................................   $   32,762
         Work-in-process.........................................................................       37,246
         Finished goods..........................................................................       37,319
                                                                                                    ----------
         Total...................................................................................   $  107,327
                                                                                                    ==========

3.   ACQUISITIONS

     In February, 1998, the Company acquired all the outstanding shares of Print Service Holding N.V., the holding company parent of Mommers Print Service B.V. ("Mommers"), a PCB manufacturer located in The Netherlands and specializing in the production of high-volume, medium to high-complexity PCBs and backplanes, for a cash purchase price of approximately $59,399, plus assumed obligations. Accordingly, the results of operations of Mommers since its acquisition are included in the results of operations of the Company.

     The Mommers acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including approximately $20,000 of in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $20,000 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:


         Current assets..........................................................................   $   20,451
         Property, plant and equipment...........................................................       40,685
         Acquired intangibles....................................................................       13,000
         In-process R&D..........................................................................       20,000
         Goodwill................................................................................        6,360
         Current liabilities.....................................................................      (30,378)
         Non-current liabilities.................................................................      (10,719)
                                                                                                    ----------
                  Total..........................................................................   $   59,399
                                                                                                    ==========

     In March, 1998, the Company acquired all the outstanding shares of Zincocelere S.p.A. ("Zincocelere"), a PCB manufacturer located in northern Italy and specializing in the production of high-volume medium- to high-complexity PCBs, for a cash purchase price of approximately $85,012, plus assumed obligations.

     The Zincocelere acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including approximately $42,000 of in-process R&D. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $42,000 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:


         Current assets..........................................................................   $   54,643
         Property, plant and equipment...........................................................       51,706
         Acquired intangibles....................................................................       21,000
         In-process R&D..........................................................................       42,000
         Goodwill................................................................................       16,619
         Current liabilities.....................................................................      (58,846)
         Non-current liabilities.................................................................      (42,110)
                                                                                                    ----------
                  Total..........................................................................   $   85,012
                                                                                                    ==========


     The Mommers and Zincocelere acquisitions were funded by a February 1998 offering of an additional $100,000 of 9 3/4% Series B Senior Subordinated Notes due 2007 (see Note 4), a $70,000 term loan and an additional equity contribution of $50,000. A portion of the funds raised during the three months ended March 31, 1998, were also used to repay indebtedness outstanding under the Revolvers (see Note 4).

     The intangible assets acquired are being amortized using systematic methods over the estimated useful lives of the related assets as follows:


                                                                       Life                Method
                                                                     --------       ------------------------
         Developed technologies.................................     15 years       Double-declining balance
         Assembled workforce....................................     1 year         Straight-line
         Customer list..........................................     3 years        Straight-line
         Goodwill...............................................     20 years       Straight-line

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the three months ended March 31, 1997 and 1998, as though the Ericsson facility, Mommers and Zincocelere Acquisitions and the related financings and equity contribution had occurred at January 1, 1997 and January 1, 1998, respectively. In preparing this data, the financial data of the Ericsson facility, Mommers and Zincocelere for the first fiscal quarter of 1997 has been translated at an exchange rate of Swedish Krona ("SEK") 7.559=U.S.$1.00 for the Ericsson facility, of Dutch Guilders ("NGL") 1.886=U.S.$1.00 for Mommers and of Italian Lira ("ITL") 1,676=U.S.$1.00 for Zincocelere. The financial data for the Ericsson facility, Mommers and Zincocelere for January and February, 1998 has been translated at exchange rates of SEK 7.9491=U.S.$1.00, NGL 2.0825=U.S.$1.00, and ITL 1,821=U.S.$1.00,
respectively. These exchange rates represent the rates in effect at March 31, 1997 and 1998, respectively, which are not materially different from the average exchange rates for the respective periods.


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                             -------------------
                                                                                               1997         1998
                                                                                             --------      ------
         Net sales.....................................................................      $176,373      $277,598
         Net loss......................................................................       (10,949)      (84,807)

4.   LONG-TERM OBLIGATIONS

     On February 9, 1998, the Company completed the offering of $100,000 of 9 3/4% Series B Senior Subordinated Notes due 2007 (the "1998 Offering") priced at 104.5%. As a condition of the 1998 Offering, the Second Amended and Restated Credit Agreement (the "Credit Agreement") was amended to, among other things, establish an additional $70,000 term loan and increase the U.S. Revolving Loan by $25,000. Additionally, Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse") agreed to contribute $50,000 of equity to the Company.

     The composition of long-term obligations at March 31, 1998, is as follows:


Credit Agreement:
   Term Facilities .................................     $   157,500
   Revolvers .......................................           7,544
Senior Subordinated Notes due 2007 .................         400,000
Series B Senior Subordinated Notes due 2007 ........         100,000
Series B Senior Subordinated Notes due 2007, premium           4,461
Chips Loan Notes Liability .........................         319,250
Other debt .........................................          62,477
                                                         -----------
                                                           1,051,232
Less: current maturities ...........................         (42,642)
                                                         -----------
                                                         $ 1,008,590
                                                         ===========

5.    COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income (loss) and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the periods ended March 31, 1997 and 1998, comprehensive loss was $(2,350) and $(71,405), respectively. The Company's other comprehensive income/loss consists solely of foreign currency translation adjustments.

6.    NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal year 1999 and does not expect adoption to have a material impact on its consolidated financial statements.

     In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business' operating segments, products and services, geographic areas of operations and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998. The Company does not expect SFAS No. 131 to have a significant impact on its consolidated financial statements and the related disclosures.

     In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosure about Pensions and Other Post Retirement Benefits," which establishes reporting requirements related to a business' pension and other post retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ended December 31, 1998. The Company does not expect SFAS No. 132 to have a significant impact on its consolidated financial statements and the related disclosures.

7.    SUBSEQUENT EVENT

     On April 24, 1998, the holders of the Chips Loan Notes redeemed $152,188 of the Chips Loan Notes. As such, $118,250 of cash held by Bisto Funding, Inc. (a sister company of Viasystems, Inc.) was paid to the holders of the Chips Loan Notes. The remaining $33,938 was paid to the holders of the Chips Loan Notes by the Company. The Company borrowed $33,938 of the available Chips Term Loan to fund its portion of the payment of the Chips Loan Notes.

                                FORWARD GROUP PLC
                 CONDENSED CONSOLIDATED PROFIT AND LOSS ACCOUNTS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)


                                                     Three months
                                                         ended
                                                       March 31,
                                                         1997
                                                       -------

Turnover
     Continuing operations ..................  (pound) 25,287
                                                       ------
                                                       25,287
                                                       ------
Operating profit
     Continuing operations ..................           2,853
                                                       ------
                                                        2,853

     Expenses related to sale ...............          (1,318)
     Net interest payable ...................            (381)
                                                       ------

Profit on ordinary activities before taxation           1,154
Tax on profit on ordinary activities ........            (833)
                                                       ------
Profit for the financial period .............             321
                                                       ------
Retained profit for the financial period ....  (pound)    321
                                                       ======


          The Notes to the Condensed Consolidated Financial Statements are an integral part of this Financial Statement.

                                FORWARD GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)

                                                                                                            Three Months
                                                                                                                Ended
                                                                                                              March 31,
                                                                                                                 1997

Net cash inflow from operating activities................................................................(pound) 3,173
Returns on investments and serving of finance
     Interest received...................................................................................            8
     Interest paid.......................................................................................         (332)
     Dividends paid......................................................................................         (552)
                                                                                                               -------
Net cash outflow from returns on investments
     and serving of finance..............................................................................         (876)
UK tax paid   ...........................................................................................         (162)
Investing activities
     Purchase of tangible fixed assets...................................................................         (488)
                                                                                                               -------
Net cash (outflow) from
     investing activities................................................................................         (488)
                                                                                                               -------
Net cash inflow/(outflow) before financing...............................................................        1,647
Financing
     Issue of ordinary share capital.....................................................................           78
     Repayment of bank loan..............................................................................         (180)
     Capital element of hire purchase
         and finance lease payments......................................................................         (734)
                                                                                                               -------

Net cash (outflow) from financing........................................................................         (836)
                                                                                                               -------

Net increase in cash and
     cash equivalents....................................................................................(pound)   811
                                                                                                               =======



          The Notes to the Condensed Consolidated Financial Statements are an integral part of this Financial Statement.

                                FORWARD GROUP PLC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)

1.   BASIS OF PRESENTATION

     Accounting convention

     The financial statements are prepared in accordance with applicable United Kingdom accounting standards.

     Consolidated Financial Data

     The consolidated financial statements for the three months ended March 31, 1997 are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations have been included.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
                 CONDENSED CONSOLIDATED PROFIT AND LOSS ACCOUNTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)
                                   (UNAUDITED)


                                                                                                             Three months
                                                                                                                 ended
                                                                                                               April 4,
                                                                                                                 1997
                                                                                                            -----------
Turnover ...............................................................................................(pound)  38,266
     Cost of sales......................................................................................         33,711
                                                                                                           ------------
     Gross profit.......................................................................................          4,555
     Distribution costs.................................................................................            525
     Administrative expenses............................................................................          1,557
                                                                                                           ------------
                                                                                                                  2,473
     Other operating income.............................................................................             44
                                                                                                           ------------

Operating profit........................................................................................          2,517

     Interest receivable................................................................................             48
     Interest payable...................................................................................           (308)
                                                                                                            -----------

Profit on ordinary activities
     before taxation....................................................................................          2,257
     Tax on ordinary activities.........................................................................            668
                                                                                                            -----------

Profit for the year after taxation......................................................................          1,589
     Dividends..........................................................................................            150
                                                                                                            -----------
Retained profit for the period..........................................................................(pound)   1,439
                                                                                                            ===========








          The Notes to the Condensed Consolidated Financial Statements are an integral part of this Financial Statement.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)


                                                                                                            Three Months
                                                                                                                Ended
                                                                                                              April 4,
                                                                                                                1997
                                                                                                            ----------

Net cash inflow from operating activities................................................................(pound)12,430
Returns on investments and servicing of finance
     Interest paid.......................................................................................          (13)
     Interest received...................................................................................           48
     Dividends paid to parent company shareholders.......................................................         (150)
                                                                                                            ----------

Net cash outflow from returns on investments
     and servicing of finance............................................................................         (115)
                                                                                                            ----------

Taxation
     Corporation tax paid................................................................................       (4,072)
                                                                                                             ---------

Tax paid ................................................................................................       (4,072)
                                                                                                             ---------

Investing activities:
     Payments to acquire tangible fixed assets...........................................................       (9,490)
                                                                                                             ---------
Net cash outflow from investing activities...............................................................       (9,490)
                                                                                                             ---------
Net cash (outflow) before financing......................................................................       (1,247)
                                                                                                             =========

Financing
     New loans...........................................................................................       (6,089)
     Repayment of loans..................................................................................          529
     Repayment of finance leases.........................................................................          331
                                                                                                            ----------
Net cash (inflow) from financing.........................................................................       (5,229)
Increase in cash and cash equivalents....................................................................        3,982
                                                                                                            ----------
                                                                                                       (pound)  (1,247)
                                                                                                            ==========




          The Notes to the Condensed Consolidated Financial Statements are an integral part of this Financial Statement.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                     (EXPRESSED IN BRITISH POUNDS STERLING)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Accounting convention

     The financial statements are prepared in accordance with applicable United Kingdom accounting standards.

     Condensed Consolidated Financial Data

     The condensed consolidated financial statements for the months ended April 4, 1997 are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations have been included.

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

    Each of Group, Circo Craft, Viasystems Technologies, Forward Group, PLC ("Forward") and Interconnection Systems (Holdings) Limited ("ISL") are predecessors to Viasystems, Inc. A discussion of the results of operations for Forward and ISL follows the discussion below relating to the Company. The separate results of Forward and ISL are impacted by a number of factors including target markets, customers, and local economics. Differing demand for printed circuit boards in general and demands for different technologies of printed circuit boards may not be consistent for each of the predecessor entities acquired. The Company believes that the combination of the predecessor entities will provide it with a significant advantage in managing its operations to meet demand. The discussion of the results of operations of Forward and ISL has been prepared based upon the results of each separate entity in accordance with the local GAAP of the entity and should be read in conjunction with unaudited condensed consolidated financial statements and notes thereto of Viasystems, Inc., Forward, and ISL, all of which are included elsewhere herein.

RESULTS OF OPERATIONS

THE COMPANY

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1998

     Net sales for the three months ended March 31, 1998 were $242.5 million, representing a $122.6 million, or 102.3% increase from the comparable period in 1997. The increase is due primarily to the acquisitions of Forward and ISL completed in the second quarter of 1997 and the acquisitions of the Ericsson facility, Mommers and Zincocelere completed in the first quarter of 1998. The acquisitions of Forward, ISL, the Ericsson facility, Mommers and Zincocelere are collectively herein referred to as the Acquisitions.

     Cost of goods sold for the three months ended March 31, 1998 was $177.7 million, or 73.3% of sales compared to $90.1 million, or 75.1% of sales for the three months ended March 31, 1997. Cost of goods sold as a percent of sales decreased to 73.3% from 75.1% primarily due to improved pricing on raw materials purchases yielded by the purchasing power of the Company after the acquisitions of the separate entities.

     Selling, general and administrative expenses for the three months ended March 31, 1998 increased by $16.5 million, or 147.3%, versus the comparable period in 1997. These costs increased from the first quarter of 1997, primarily due to the acquisitions, the implementation of the Company's redesigned path-to-market, or sales and marketing approach and planned increases in general and administrative expenses at our Richmond facility as a part of the required separation from the Lucent Technologies' systems.

     Other expense increased $19.6 million, from $5.9 million in the first fiscal quarter of 1997 to $25.5 million in the same period of 1998, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the Acquisitions.

     The Company believes that the operating results of Viasystems are not comparable to the operating results expected to be achieved in the future due to, among other things, the Acquisitions and the completed debt and equity offerings in the first fiscal quarter of 1998. The Company believes that, due to the Acquisitions, sales in subsequent periods will increase from that reported for the three months ended March 31, 1998.

FORWARD

Three Months Ended March 31, 1997

     Net sales for the three months ended March 31, 1997 were (pound)25.3 million and cost of goods sold were (pound)18.9 million, or 74.9% of net sales. Selling, general and administrative expenses for the same period were (pound)2.3 million, or 9.0% of net sales.

ISL

Three Months Ended April 4, 1997

     Net sales for the three months ended April 4, 1997 were (pound)38.3 million and cost of goods sold were (pound)28.8 million, or 75.4% of net sales. Selling, general and administrative expenses for the same period were (pound)1.9 million, or 5.0% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements will be for debt service requirements, working capital needs and capital expenditures. In addition, the potential for acquisitions of other businesses by the Company in the future likely may require external sources of debt and/or equity financing.

     For the three months ended March 31, 1998, net cash used in operating activities was $39.8 million. For the same period the Company used approximately $178.5 million in investing activities primarily for acquisitions of the Ericsson facility, Mommers and Zincocelere. The acquisitions of Mommers and Zincocelere were funded primarily through the proceeds from the offering of an additional $100.0 million of 9 3/4% Series B Senior Subordinated Notes due 2007 (the "1998 Offering"), an equity contribution of $50.0 million and additional term loan borrowings of $70.0 million. A portion of the funds raised during the three months ended March 31, 1998, were also used to repay indebtedness outstanding under the Revolvers. The acquisition of the Ericsson facility was funded from cash provided by operations.

PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

                    2.1    -  Acquisition Agreement dated as of January 28,
                              1998, among Viasystems B.V. and Print Service
                              Holding N.V. (incorporated by reference to exhibit
                              2.6 of the annual report for the fiscal year ended
                              December 31, 1997, filed by the Company on Form
                              10-K).

                    2.2    -  Sale and Purchase Agreement dated as of February
                              11, 1998, between Viasystems S.r.l., as purchaser,
                              European Circuits S.A. and individuals named therein, as sellers (incorporated by reference to exhibit 2.7 of the annual report for the fiscal year ended December 31, 1997, filed by the Company on Form 10-K).

                    3.1    -  Certificate of Incorporation of Viasystems, Inc.
                              (incorporated by reference to exhibit 3.1 to the Registration Statement filed by the Company on Form S-1, Registration No. 333-29727).

                    3.2    -  Bylaws of Viasystems, Inc. (incorporated by
                              reference to exhibit 3.2 to the Registration
                              Statement filed by the Company on Form S-1).

                    4.1    -  Indenture, dated as of February 17, 1998, by and
                              between Viasystems, Inc. and the Bank of New York, as Trustee (incorporated by reference to exhibit
                              4.7 of the annual report for the fiscal year ended
                              December 31, 1997, filed by the Company on Form
                              10-K).

                    4.2    -  Form of the Old Note (included in Exhibit 4.1,
                              Exhibit A) (incorporated by reference to exhibit
                              4.8 of the annual report for the fiscal year ended
                              December 31, 1997, filed by the Company on Form
                              10-K).

                    4.3    -  Form of the New Note (included in Exhibit 4.1,
                              Exhibit B) (incorporated by reference to exhibit
                              4.9 of the annual report for the fiscal year ended
                              December 31, 1997, filed by the Company on Form
                              10-K).

                    10.1   -  Second Amendment, dated as of February 3, 1998, to
                              the Second Amended and Restated Credit Agreement, dated June 5, 1997, among Viasystems Group, Inc.,
                              Viasystems, Inc., Circo Craft Co. Inc., PCB
                              Investments Plc, Forward Group Plc, Chips
                              Acquisition Limited and Interconnection Systems
                              (Holdings) Limited; and the Chase Manhattan Bank of Canada, Chase Manhattan Bank International
                              Limited and the Chase Manhattan Bank (incorporated by reference to exhibit 4.11 of the annual report for the fiscal year ended December 31, 1997, filed by the Company on Form 10-K).


                    10.2   -  Purchase Agreement dated as of February 9, 1998,
                              by and among Viasystems, Inc. and Chase Securities
                              Inc. and NatWest Capital Markets Limited
                              (incorporated by reference to exhibit 10.26 of the annual report for the fiscal year ended December
                              31, 1997, filed by the Company on Form 10-K).

                    10.3   -  Exchange and Registration Rights Agreement, dated
                              as of February 17, 1998, by and among Viasystems, Inc. and Chase Securities Inc. and NatWest Capital
                              Markets Limited (incorporated by reference to exhibit 10.27 of the annual report for the fiscal year ended December 31, 1997, filed by the Company on Form 10-K).

                    27.1   -  Financial data schedule of Viasystems, Inc.

              (b)   Reports on Form 8-K
                    No reports on Form 8-K were filed for the three months ended March 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            VIASYSTEMS, INC.

Dated:  May 15, 1998                        By:
                                                  /s/ David M. Sindelar
                                                  -----------------------------
                                            Name:   David M. Sindelar
                                            Title:  Senior Vice President and
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER                  DESCRIPTION
-------                  -----------

  27.1                   Financial Data Schedule