Form 10-Q
period 1998-06-30
VIASYSTEMS INC
filed 1998-08-14
CIK 1041380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1998
                              --------------------------------------------------

                                       OR

[  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                           to
                              ---------------------------  ---------------------

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding at
                           Class               August  12, 1998
                     ------------------       ------------------
                      Viasystems, Inc.
                       Common Stock              1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

VIASYSTEMS, INC. & SUBSIDIARIES
      Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998...............................   2
      Condensed Consolidated Statements of Operations for the three and six  months ended
          June 30, 1997 and 1998....................................................................................   3
      Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 1997 and 1998....................................................................................   4
      Notes to Condensed Consolidated Financial Statements..........................................................   5
FORWARD GROUP PLC
      Condensed Consolidated Profit and Loss Accounts for the three months ended
          March 31, 1997............................................................................................  10
      Condensed Consolidated Statement of Cash Flows for the three months ended
          March 31, 1997............................................................................................  11
      Notes to the Condensed Consolidated Financial Statements......................................................  12
INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
      Condensed Consolidated Profit and Loss Accounts for the three months ended
          April 4, 1997.............................................................................................  13
      Condensed Consolidated Statement of Cash Flows for the three months ended
          April 4, 1997.............................................................................................  14
      Notes to the Condensed Consolidated Financial Statements......................................................  15

Management's Discussion and Analysis of Financial Condition and Results of Operations...............................  16

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...........................................................................  19

SIGNATURES..........................................................................................................  20

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   December 31,      June 30,
                                                                      1997             1998
                                                                   ------------     -----------
ASSETS                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents .................................     $    27,538      $    20,313
   Accounts receivable, net ..................................         113,269          174,643
   Inventories, net ..........................................          84,631          107,062
   Prepaid expenses and other ................................          26,240           67,521
                                                                   -----------      -----------
      Total current assets ...................................         251,678          369,539
   Property, plant and equipment, net ........................         448,128          570,158
   Intangibles and other assets ..............................         369,106          450,885
                                                                   -----------      -----------
      Total assets ...........................................     $ 1,068,912      $ 1,390,582
                                                                   ===========      ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term obligations ...............     $    31,363      $    44,758
   Accounts payable ..........................................          86,941          130,680
   Accrued and other liabilities .............................          85,860          170,024
   Income taxes payable ......................................          30,855           14,598
                                                                   -----------      -----------
Total current liabilities ....................................         235,019          360,060
Long-term obligations, less current maturities ...............         816,012        1,011,046
Other long-term liabilities ..................................         110,074          141,546
Stockholder's equity (deficit):
   Contributed capital .......................................         282,763          338,313
   Accumulated deficit .......................................        (376,230)        (462,981)
   Cumulative translation adjustments ........................           1,274            2,598
                                                                   -----------      -----------
      Total stockholder's equity (deficit) ...................         (92,193)        (122,070)
                                                                   -----------      -----------
      Total liabilities and stockholder's equity (deficit) ...     $ 1,068,912      $ 1,390,582
                                                                   ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                      ------------------------      ------------------------
                                                        1997           1998           1997           1998
                                                      ---------      ---------      ---------      ---------
Net sales .......................................     $ 226,808      $ 261,872      $ 346,692      $ 504,318
Operating expenses:
   Cost of goods sold ...........................       163,848        189,661        253,917        367,350
   Selling, general and administrative ..........        21,426         28,699         32,582         56,408
   Depreciation and amortization ................        31,826         33,584         46,303         65,887
   Write-off of acquired in-process R&D .........       294,500             --        294,500         62,000
                                                      ---------      ---------      ---------      ---------
      Operating income (loss) ...................      (284,792)         9,928       (280,610)       (47,327)
Other expense:
   Interest expense .............................        17,072         21,804         22,127         44,891
   Amortization of deferred financing costs .....         1,859          2,414          2,796          4,406
   Other, net ...................................           122          1,729             70          2,157
                                                      ---------      ---------      ---------      ---------
      Loss before income tax provision and
        extraordinary item ......................      (303,845)       (16,019)      (305,603)       (98,781)
Provision (benefit) for income taxes ............           296         (6,763)           891        (12,030)
                                                      ---------      ---------      ---------      ---------
     Loss before extraordinary item .............      (304,141)        (9,256)      (306,494)       (86,751)
   Extraordinary item - loss on early
        extinguishment of debt, net of income
        tax benefit of $4,332 ...................         7,796             --          7,796             --
                                                      ---------      ---------      ---------      ---------
Net loss ........................................     $(311,937)     $  (9,256)     $(314,290)     $ (86,751)
                                                      =========      =========      =========      =========

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                               1997           1998
                                                                             ---------      ---------
Cash flows provided by (used in) operating activities:
Net loss ...............................................................     $(314,290)     $ (86,751)
Adjustments to reconcile net loss to net cash from operating activities:
   Extraordinary Item ..................................................        12,128             --
   Write-off of acquired in-process research and development ...........       294,500         62,000
   Depreciation ........................................................        24,758         35,747
   Amortization of intangibles .........................................        21,545         30,140
   Amortization of deferred financing costs ............................         2,796          4,406
   Deferred taxes ......................................................           341        (11,575)
   Change in assets and liabilities, net of acquisitions:
       Accounts receivable .............................................       (26,972)       (15,092)
       Inventories .....................................................         3,833           (474)
       Prepaid expenses and other ......................................        (1,548)        (8,772)
       Accounts payable ................................................        (1,813)        (3,326)
       Accrued and other liabilities ...................................         6,779        (40,157)
                                                                             ---------      ---------
Net cash from operating activities .....................................        22,057        (33,854)
                                                                             ---------      ---------

Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash acquired ..................................      (155,904)      (145,464)
   Capital expenditures ................................................       (42,388)       (58,029)
                                                                             ---------      ---------
Net cash used in investing activities ..................................      (198,292)      (203,493)
                                                                             ---------      ---------

Cash flows provided by (used in) financing activities:
   Equity proceeds .....................................................        59,777         55,552
   Proceeds from the issuance of Senior Subordinated Notes due 2007 ....       400,000             --
   Proceeds from the issuance of Series B Senior Subordinated
       Notes due 2007 ..................................................            --        104,500
   Proceeds from the Subordinated Credit Facilities ....................       216,000             --
   (Repayments) Borrowings under the Term Facilities ...................      (151,464)       103,438
   Net borrowings under the Revolvers ..................................            --         13,663
   Repayment of the Subordinated Credit Facilities .....................      (216,000)            --
   Repayment of the Chips Loan Notes Liability .........................            --        (33,938)
   Repayment of other long-term obligations ............................       (61,436)          (934)
   Financing costs .....................................................       (34,491)       (12,271)
                                                                             ---------      ---------
Net cash used in financing activities ..................................       212,386        230,010
                                                                             ---------      ---------
Effect of exchange rate changes on cash ................................        (1,445)           112
                                                                             ---------      ---------
Net change in cash and cash equivalents ................................        34,706         (7,225)
Cash and cash equivalents - beginning of the period ....................        16,117         27,538
                                                                             ---------      ---------
Cash and cash equivalents - end of the period ..........................     $  50,823      $  20,313
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

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Statement of Cash Flows

     Interest paid for the six months ended June 30, 1997 and 1998 was approximately $14,388 and $44,578, respectively. Income taxes paid for the six months ended June 30, 1997 and 1998 was approximately $604 and $16,186, respectively.

Reclassifications

     Certain reclassifications have been made to prior year information to conform with the current year's presentation.

2.   INVENTORIES

     The composition of inventories at June 30, 1998, is as follows:

Raw materials ...........     $ 34,418
Work-in-process .........       31,699
Finished goods ..........       40,945
                              --------
Total ...................     $107,062
                              ========

3.   ACQUISITIONS

     In February 1998, the Company acquired all the outstanding shares of Print Service Holding N.V., the parent holding company of Mommers Print Service B.V. ("Mommers"), a printed circuit board ("PCB") manufacturer located in The Netherlands and specializing in the production of high-volume, medium to high-complexity PCBs and backplanes, for a cash purchase price of approximately $59,399, plus assumed obligations. Accordingly, the results of operations of Mommers since its acquisition are included in the results of operations of the Company.

     The Mommers acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $20,000 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:


         Current assets .....................     $ 25,428
         Property, plant and equipment ......       40,685
         Acquired intangibles ...............       13,000
         In-process R&D .....................       20,000
         Goodwill ...........................        1,383
         Current liabilities ................      (30,378)
         Non-current liabilities ............      (10,719)
                                                  --------
                  Total .....................     $ 59,399
                                                  ========

     In March 1998, the Company acquired all the outstanding shares of Zincocelere S.p.A. ("Zincocelere"), a PCB manufacturer located in northern Italy and specializing in the production of high-volume medium- to high-complexity PCBs, for a cash purchase price of approximately $85,012, plus assumed obligations.

     The Zincocelere acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process R&D. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $42,000 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:

         Current assets ..............................     $ 60,193
         Property, plant and equipment ...............       51,706
         Acquired intangibles ........................       21,000
         In-process R&D ..............................       42,000
         Goodwill ....................................       11,069
         Current liabilities .........................      (58,846)
         Non-current liabilities .....................      (42,110)
                                                           --------
                  Total ..............................     $ 85,012
                                                           ========

     The Mommers and Zincocelere acquisitions were funded by a February 1998 offering of $100,000 of 9 3/4% Series B Senior Subordinated Notes due 2007 (see
Note 4), a $70,000 term loan and an additional equity contribution of $50,000.

     The intangible assets acquired are being amortized using systematic methods over the estimated useful lives of the related assets as follows:

                                                    Life              Method
                                                  --------     ------------------------
         Developed technologies .............     15 years     Double-declining balance
         Assembled workforce ................     1 year       Straight-line
         Customer list ......................     3 years      Straight-line
         Goodwill ...........................     20 years     Straight-line

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the six months ended June 30, 1997 and 1998, as though the acquisition of a PCB production facility from Ericsson Telecom AB ("Ericsson"), the Mommers and Zincocelere Acquisitions and the related financings and equity contribution had occurred at January 1, 1997 and January 1, 1998, respectively. In preparing this data, the financial data of the Ericsson facility, Mommers and Zincocelere for the six months ended June 30, 1997 has been translated at an exchange rate of Swedish Krona ("SEK") 7.730=U.S.$1.00 for the Ericsson facility, of Dutch Guilders ("NGL") 1.9613=U.S.$1.00 for Mommers and of Italian Lira ("ITL") 1,699.9=U.S.$1.00 for Zincocelere. The financial data for the Ericsson facility, Mommers and Zincocelere for January and February, 1998 has been translated at exchange rates of SEK 8.0011=U.S.$1.00, NGL 2.0466=U.S.$1.00, and ITL 1,787=U.S.$1.00,
respectively. These exchange rates represent the rates in effect at June 30, 1997 and February 28, 1998, respectively, which are not materially different from the average exchange rates for the respective periods.

                                                        Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                      1997           1998
                                                    ---------      ---------
         Net sales ............................     $ 461,910      $ 539,983
         Net loss before extraordinary item ...      (318,895)       (93,991)
         Net loss .............................      (326,691)       (93,991)

4.   LONG-TERM OBLIGATIONS

     On February 9, 1998, the Company completed the offering of $100,000 principal amount of 9 3/4% Series B Senior Subordinated Notes due 2007 (the "1998 Offering") receiving net proceeds of $104,500. As a condition of the 1998 Offering, the Second Amended and Restated Credit Agreement (the "Credit Agreement") was amended to, among other things, establish an additional $70,000 term loan and increase the U.S. Revolving Loan by $25,000. Additionally, Hicks, Muse, Tate & Furst, Equity Fund III, L.P. and Affiliates contributed $50,000 of equity to the Company.

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

     The composition of long-term obligations at June 30, 1998, is as follows:

         Credit Agreement:
            Term Facilities .....................................     $  190,938
            Revolvers ...........................................         13,663
         Senior Subordinated Notes due 2007 .....................        400,000
         Series B Senior Subordinated Notes due 2007 ............        100,000
         Series B Senior Subordinated Notes due 2007, premium ...          4,378
         Chips Loan Notes Liability .............................        285,313
         Other debt .............................................         61,512
                                                                      ----------
                                                                       1,055,804
         Less: current maturities ...............................         44,758
                                                                      ----------
                                                                      $1,011,046
                                                                      ==========

5.    COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income (loss) and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the three months ended June 30, 1997 and 1998, comprehensive loss was $(297,081) and $(14,022), respectively. For the six months ended June 30, 1997 and 1998, comprehensive loss was $(299,431) and $(85,427), respectively. The Company's other comprehensive income/loss consists solely of foreign currency translation adjustments.

6.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the SFAS adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal year 1999 and will report the write off of the net book value of start-up costs as of January 1, 1999, as a cumulative effect of a change in accounting principle.

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

                                FORWARD GROUP PLC
                 CONDENSED CONSOLIDATED PROFIT AND LOSS ACCOUNTS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)

                                                          Three months
                                                             ended
                                                           March 31,
                                                              1997
                                                          ------------
Turnover
     Continuing operations ............................    L.25,287
                                                           --------
                                                             25,287

Operating profit
     Continuing operations ............................       2,853
                                                           --------
                                                              2,853

     Expenses related to sale .........................      (1,318)
     Net interest payable .............................        (381)
                                                           --------

Profit on ordinary activities before taxation .........       1,154
Tax on profit on ordinary activities ..................        (833)
                                                           --------
Profit for the financial period .......................         321
                                                           --------
Retained profit for the financial period ..............    L.   321
                                                           ========

          The Notes to the Condensed Consolidated Financial Statements are an integral part of this Financial Statement.

                                FORWARD GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)

                                                                         Three Months
                                                                             Ended
                                                                          March 31,
                                                                             1997
                                                                         ------------
Net cash inflow from operating activities...........................      L.3,173
Returns on investments and serving of finance
     Interest received..............................................            8
     Interest paid..................................................         (332)
     Dividends paid.................................................         (552)
                                                                         --------
Net cash outflow from returns on investments
     and serving of finance.........................................         (876)
UK tax paid   ......................................................         (162)
Investing activities
     Purchase of tangible fixed assets..............................         (488)
                                                                         --------
Net cash (outflow) from
     investing activities...........................................         (488)
                                                                         --------
Net cash inflow/(outflow) before financing..........................        1,647
Financing
     Issue of ordinary share capital................................           78
     Repayment of bank loan.........................................         (180)
     Capital element of hire purchase
         and finance lease payments.................................         (734)
                                                                         --------

Net cash (outflow) from financing...................................         (836)
                                                                         --------

Net increase in cash and
     cash equivalents...............................................     L.   811
                                                                         ========

          The Notes to the Condensed Consolidated Financial Statements are an integral part of this Financial Statement.

                                FORWARD GROUP PLC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)

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

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
                 CONDENSED CONSOLIDATED PROFIT AND LOSS ACCOUNTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)
                                   (UNAUDITED)

                                            Three months
                                               ended
                                              April 4,
                                                1997
                                            ------------
Turnover ...............................    L.38,266
     Cost of sales .....................      33,711
                                            --------
     Gross profit ......................       4,555
     Distribution costs ................         525
     Administrative expenses ...........       1,557
                                            --------
                                               2,473
     Other operating income ............          44
                                            --------

Operating profit .......................       2,517

     Interest receivable ...............          48
     Interest payable ..................        (308)
                                            --------

Profit on ordinary activities
     before taxation ...................       2,257
     Tax on ordinary activities ........         668
                                            --------

Profit for the year after taxation .....       1,589
     Dividends .........................         150
                                            --------
Retained profit for the period .........    L. 1,439
                                            ========

          The Notes to the Condensed Consolidated Financial Statements are an integral part of this Financial Statement.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)

                                                          Three Months
                                                              Ended
                                                            April 4,
                                                              1997
                                                          ------------
Net cash inflow from operating activities .............    L.12,430
Returns on investments and servicing of finance
     Interest paid ....................................         (13)
     Interest received ................................          48
     Dividends paid to parent company shareholders ....        (150)
                                                           --------

Net cash outflow from returns on investments
     and servicing of finance .........................        (115)
                                                           --------

Taxation
     Corporation tax paid .............................      (4,072)
                                                           --------

Tax paid ..............................................      (4,072)
                                                           --------

Investing activities:
     Payments to acquire tangible fixed assets ........      (9,490)
                                                           --------
Net cash outflow from investing activities ............      (9,490)
                                                           --------
Net cash (outflow) before financing ...................      (1,247)
                                                           ========

Financing
     New loans ........................................      (6,089)
     Repayment of loans ...............................         529
     Repayment of finance leases ......................         331
                                                           --------
Net cash (inflow) from financing ......................      (5,229)
Increase in cash and cash equivalents .................       3,982
                                                           --------
                                                           L.(1,247)
                                                           ========


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

    Each of Group, Circo Craft, Viasystems Technologies, Forward Group, PLC ("Forward") and Interconnection Systems (Holdings) Limited ("ISL") are predecessors to Viasystems, Inc. A discussion of the results of operations for Forward and ISL follows the discussion below relating to the Company. The separate results of Forward and ISL are impacted by a number of factors including target markets, customers, and local economics. Differing demand for PCBs in general and demands for different technologies of PCBs may not be consistent for each of the predecessor entities acquired. The Company believes that the combination of the predecessor entities will provide it with a significant advantage in managing its operations to meet demand. The discussions of the results of operations the Company, Forward and ISL have been prepared based upon the results of each separate entity in accordance with the local GAAP of the entity and should be read in conjunction with unaudited condensed consolidated financial statements and notes thereto of Viasystems, Inc., Forward, and ISL, all of which are included elsewhere herein.

RESULTS OF OPERATIONS

THE COMPANY

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998

     Net sales for the three months ended June 30, 1998, were $261.9 million, representing a $35.1 million, or 15.5% increase from the comparable period in 1997. The increase is due primarily to the acquisitions of Forward and ISL completed during the second quarter of 1997 and the acquisitions of the Ericsson facility, Mommers and Zincocelere completed in the first quarter of 1998 partially offset by typical, industry-wide pricing pressures as well as the negative impact of the stronger U.K. pound as it relates to continental European currencies. The acquisitions of Forward, ISL, the Ericsson facility, Mommers and Zincocelere are collectively herein referred to as the Acquisitions.

     Cost of goods sold for the three months ended June 30, 1998, was $189.7 million, or 72.4% of sales compared to $163.8 million, or 72.2% of sales for the three months ended June 30, 1997. Cost of goods sold as a percent of sales remained relatively constant year over year as cost containment offset the above mentioned price reductions experienced by the Company.

     Selling, general and administrative expenses for the three months ended June 30, 1998, increased by $7.3 million versus the comparable period in 1997. These costs increased primarily due to the Acquisitions, the implementation of the Company's sales and marketing plan and planned increases in administrative expenses at the Company's Richmond facility related to the separation from Lucent Technologies.

     Other expense increased $6.8 million, from $19.1 million in the second quarter of 1997 to $25.9 million in the same period of 1998, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the Acquisitions.

     During the first half of 1997, the Company recorded a one-time non-cash write-off of $294.5 million related to in-process research and development acquired in the acquisitions of Forward and ISL.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1998

     Net sales for the six months ended June 30, 1998, were $504.3 million, representing a $157.6 million, or 45.5% increase from the comparable period in 1997. The increase is due primarily to the Acquisitions partially offset by typical, industry-wide pricing pressures as well as the negative impact of the stronger U.K. pound as it relates to continental European currencies.

     Cost of goods sold for the six months ended June 30, 1998, was $367.4 million, or 72.9% of sales compared to $253.9 million, or 73.2% of sales for the six months ended June 30, 1997. Cost of goods sold as a percent of sales decreased primarily due to the success of cost containment activities in excess of the above mentioned price reductions experienced by the Company.

     Selling, general and administrative expenses for the six months ended June 30, 1998, increased by $23.8 million versus the comparable period in 1997. These costs increased primarily due to the Acquisitions, the implementation of the Company's sales and marketing plan, and planned increases in administrative expenses at the Company's Richmond facility related to the separation from Lucent Technologies.

     Other expense increased $26.5 million, from $25.0 million for the six months ended June 30, 1997 to $51.5 million in the same period of 1998, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the Acquisitions.

     Depreciation and amortization increased $19.6 million for the six months ended June 30, 1998, primarily as a result of the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions of Forward and ISL in the second quarter of 1997 and of Mommers and Zincocelere in the first quarter of 1998.

     During the first half of 1997, the Company recorded a one-time non-cash write-off of $294.5 million related to in-process research and development acquired in the acquisitions of Forward and ISL. During the first half of 1998, the Company recorded a similar charge of $62.0 million related to the acquisitions of Mommers and Zincocelere.

     The Company believes that the operating results of Viasystems are not comparable to the operating results expected to be achieved in the future due to, among other things, the Acquisitions and the completed debt and equity offerings in the first fiscal quarter of 1998. The Company believes that, due to the Acquisitions, sales in subsequent periods will increase from that reported for the six months ended June 30, 1998.

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

     Net cash used in operating activities was $33.9 million for the six months ended June 30, 1998, compared to net cash provided by operating activities of $22.1 million for the same period in 1997. The decrease in net cash provided by operating activities relates primarily to increases in cash paid for interest and taxes during 1998 and timing of receipts from a major customer.

     Net cash used in investing activities was $202.5 million for the six months ended June 30, 1998, compared to $198.3 million for the six months ended June 30, 1997. The net cash used in investing activities for the first six months of 1998 included $145.5 related to the acquisitions of the Ericsson facility, Mommers and Zincocelere and the remainder related to capital expenditures. In 1997, net cash used in investing activities included $155.9 million related to the Forward and ISL acquisitions with the remainder related to capital expenditures.

     During 1998, the acquisitions of Mommers and Zincocelere were funded primarily through the proceeds from the offering of $100.0 million principal amount of 9 3/4% Series B Senior Subordinated Notes due 2007, an equity contribution of $50.0 million and additional term loan borrowings of $70.0 million. The acquisition of the Ericsson facility was funded from cash provided by operations. During 1997, the Company used the proceeds from an offering of $400.0 million of 9 3/4% Senior Subordinated Notes due 2007 and an equity contribution of approximately $60.0 million to purchase Forward and ISL, to repay amounts outstanding under the Term Facilities and to pay financing costs.

PART II. OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits
                    3.1  -  Certificate of Incorporation of Viasystems, Inc.
                            (incorporated by reference to exhibit 3.1 to the Registration Statement filed by the Company on Form S-1, Registration No. 333-29727).

                    3.2  -  Bylaws of Viasystems, Inc. (incorporated  by
                            reference to exhibit 3.2 to the  Registration
                            Statement filed by the Company on Form S-1).

                    27.1 -  Financial data schedule of Viasystems, Inc.

              (b)   Reports on Form 8-K
                    No reports on Form 8-K were filed for the three or six months ended June 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         VIASYSTEMS, INC.

Dated:  August 14, 1998                  By:
                                                   /s/ David M. Sindelar
                                                   -----------------------------
                                         Name:     David M. Sindelar
                                         Title:    Senior Vice President and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                       Exhibit
-------                      -------
  27                         Financial Data Schedule