Form 10-Q
period 1998-09-30
VIASYSTEMS INC
filed 1998-10-20
CIK 1041380

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                              ---------------------

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to ______________________

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

                                YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Outstanding at
                         Class               October 19, 1998
                   ----------------          ----------------
                   Viasystems, Inc.
                     Common Stock              1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE

PART I - FINANCIAL INFORMATION
VIASYSTEMS, INC. & SUBSIDIARIES
      Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998..........................   2
      Condensed Consolidated Statements of Operations for the three and nine months ended
          September 30, 1997 and 1998...............................................................................   3
      Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1997 and 1998...............................................................................   4
      Notes to Condensed Consolidated Financial Statements..........................................................   5
FORWARD GROUP PLC
      Condensed Consolidated Profit and Loss Accounts for the three months ended
          March 31, 1997............................................................................................   9
      Condensed Consolidated Statement of Cash Flows for the three months ended
          March 31, 1997............................................................................................  10
      Notes to the Condensed Consolidated Financial Statements......................................................  11
INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
      Condensed Consolidated Profit and Loss Accounts for the three months ended
          April 4, 1997.............................................................................................  12
      Condensed Consolidated Statement of Cash Flows for the three months ended
          April 4, 1997.............................................................................................  13
      Notes to the Condensed Consolidated Financial Statements......................................................  14

Management's Discussion and Analysis of Financial Condition and Results of Operations...............................  15

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...........................................................................  19

SIGNATURES..........................................................................................................  20

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 December 31,               September 30,
                                                                                     1997                       1998
                                                                                -------------             -------------
ASSETS                                                                                                       (Unaudited)

Current assets:
   Cash and cash equivalents.................................................   $      27,538             $      10,386
   Accounts receivable, net..................................................         113,269                   188,264
   Inventories, net..........................................................          84,631                   104,396
   Prepaid expenses and other................................................          26,240                    64,709
                                                                                -------------             -------------
      Total current assets...................................................         251,678                   367,755
   Property, plant and equipment, net........................................         448,128                   587,087
   Intangibles and other assets..............................................         369,106                   445,660
                                                                                -------------             -------------
      Total assets...........................................................   $   1,068,912             $   1,400,502
                                                                                =============             =============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term obligations...............................   $      31,363             $      43,658
   Accounts payable..........................................................          86,941                   130,604
   Accrued and other liabilities.............................................          85,860                   165,580
   Income taxes payable......................................................          30,855                     8,678
                                                                                -------------             -------------
Total current liabilities....................................................         235,019                   348,520
Long-term obligations, less current maturities...............................         816,012                 1,021,961
Other long-term liabilities..................................................         110,074                   147,552
Stockholder's equity (deficit):
   Contributed capital.......................................................         282,763                   338,376
   Accumulated deficit.......................................................        (376,230)                 (478,714)
   Cumulative translation adjustments........................................           1,274                    22,807
                                                                                -------------             -------------
      Total stockholder's equity (deficit)...................................         (92,193)                 (117,531)
                                                                                -------------             -------------
      Total liabilities and stockholder's equity (deficit)...................   $   1,068,912             $   1,400,502
                                                                                =============             =============









                          See accompanying notes to condensed consolidated
financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                             ---------------------             ---------------------
                                                             1997             1998             1997             1998
                                                            -----            -----            -----             -----

Net sales............................................     $   216,828     $   262,989     $     563,520     $   767,307
Operating expenses:
   Cost of goods sold................................         150,198         185,007           404,115         552,357
   Selling, general and administrative...............          21,430          25,247            54,012          81,655
   Depreciation and amortization.....................          26,860          43,265            73,163         109,152
   Write-off of acquired in-process R&D..............           -               -               294,500          62,000
                                                          -----------     -----------     -------------     -----------
      Operating income (loss)........................          18,340           9,470          (262,270)        (37,857)
Other expense:
   Interest expense..................................          21,441          23,382            43,568          68,273
   Amortization of deferred financing costs..........           1,871           2,383             4,667           6,789
   Other, net........................................             434             502               504           2,659
                                                          -----------     -----------     -------------     -----------
      Loss before income tax provision and
        extraordinary item...........................          (5,406)        (16,797)         (311,009)       (115,578)
Provision (benefit) for income taxes.................           4,027          (1,064)            4,918         (13,094)
                                                          -----------     -----------     -------------     -----------
     Loss before extraordinary item..................          (9,433)        (15,733)         (315,927)       (102,484)
   Extraordinary item - loss on early
        extinguishment of debt, net of income
        tax benefit of $4,332........................            -               -                7,796             -
                                                          -----------     -----------     -------------     -----------
Net loss.............................................     $    (9,433)    $   (15,733)    $    (323,723)    $  (102,484)
                                                          ===========     ===========     =============     ===========










                          See accompanying notes to condensed consolidated
financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                 ---------------------
                                                                                                 1997            1998
                                                                                                 ----            ----
Cash flows provided by (used in) operating activities:
Net loss                                                                                       $  (323,723)   $ (102,484)
Adjustments to reconcile net loss to net cash from operating activities:
   Extraordinary Item....................................................................           12,128          -
   Write-off of acquired in-process research and development.............................          294,500        62,000
   Depreciation..........................................................................           36,514        59,125
   Amortization of intangibles...........................................................           36,649        50,027
   Amortization of deferred financing costs..............................................            4,667         6,789
   Deferred taxes........................................................................             (876)      (10,709)
   Change in assets and liabilities, net of acquisitions:
       Accounts receivable...............................................................          (34,022)      (25,780)
       Inventories.......................................................................            1,944         3,581
       Prepaid expenses and other........................................................           (2,225)       (9,551)
       Accounts payable..................................................................            8,593        (3,402)
       Accrued and other liabilities.....................................................           (3,322)      (56,168)
                                                                                               -----------    ----------
Net cash provided by (used in) operating activities......................................           30,827       (26,572)
                                                                                               -----------    ----------

Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash acquired....................................................         (155,904)     (145,464)
   Capital expenditures..................................................................          (69,994)      (86,416)
                                                                                               -----------    ----------
Net cash used in investing activities....................................................         (225,898)     (231,880)
                                                                                               ------------   ----------

Cash flows provided by (used in) financing activities:
   Equity proceeds.......................................................................           60,701        55,616
   Proceeds from the issuance of Senior Subordinated Notes due 2007......................          400,000          -
   Proceeds from the issuance of Series B Senior Subordinated
       Notes due 2007....................................................................             -          104,500
   Proceeds from the Subordinated Credit Facilities......................................          216,000          -
   (Repayments) Borrowings under the Term Facilities.....................................         (151,464)      103,438
   Net borrowings under the Revolvers....................................................             -           29,260
   Repayment of the Subordinated Credit Facilities.......................................         (216,000)         -
   Repayment of the Chips Loan Notes Liability...........................................             -          (33,938)
   Repayment of other long-term obligations..............................................          (66,875)       (7,817)
   Financing costs.......................................................................          (34,491)      (12,271)
                                                                                               -----------    ----------
Net cash provided by financing activities................................................          207,871       238,788
                                                                                               -----------    ----------
Effect of exchange rate changes on cash..................................................            2,413         2,512
                                                                                               -----------    ----------
Net change in cash and cash equivalents..................................................           15,213       (17,152)
Cash and cash equivalents - beginning of the period......................................           16,117        27,538
                                                                                               -----------    ----------
Cash and cash equivalents - end of the period............................................      $    31,330    $   10,386
                                                                                               ===========    ==========


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

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Statement of Cash Flows

     Interest paid for the nine months ended September 30, 1997 and 1998 was approximately $30,913 and $55,803, respectively. Income taxes paid for the nine months ended September 30, 1997 and 1998 was approximately $1,463 and $20,176, respectively.

Reclassifications

     Certain reclassifications have been made to prior year information to conform with the current year's presentation.

2.   INVENTORIES

     The composition of inventories at September 30, 1998, is as follows:

         Raw materials...........................................................................  $    35,733
         Work-in-process.........................................................................       33,949
         Finished goods..........................................................................       34,714
                                                                                                   -----------
         Total...................................................................................  $   104,396
                                                                                                   ===========

3.   ACQUISITIONS

     On January 30, 1998, the Company acquired certain assets and assumed certain liabilities of the printed circuit board ("PCB") PCB production facility of Ericsson Telecom AB ("Ericsson") located in Sweden (the "Ericsson Facility"), for a cash purchase price of approximately $7,000. In addition, the Company and Ericsson signed a three-year supply agreement whereby Ericsson committed to purchase 40% of its PCB requirements from the Company. In February 1998, the Company acquired all the outstanding shares of Print Service Holding N.V., the parent holding company of Mommers Print Service B.V. ("Mommers"), a PCB manufacturer located in The Netherlands and specializing in the production of high-volume, medium to high-complexity PCBs and backplanes, for a cash purchase price of approximately $59,399, plus assumed obligations. In March 1998, the Company acquired all the outstanding shares of Zincocelere S.p.A. ("Zincocelere"), a PCB manufacturer located in northern Italy and specializing in the production of high-volume medium- to high-complexity PCBs, for a cash purchase price of approximately $85,012, plus assumed obligations. Accordingly, the results of operations of the Ericsson Facility, Mommers and Zincocelere since their acquisitions are included in the results of operations of the Company.

     The Company will evaluate the capacities and production capabilities of the plants acquired in the Ericsson, Mommers and Zincocelere acquisitions to assess the potential costs saving from consolidating those facilities with other Viasystems facilities to optimize its global plant utilization by shifting production between facilities to most efficiently satisfy particular customer needs. Any cost adjustments with such activities will be accrued and allocated to the purchase price of the respective acquisition.

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the nine months ended September 30, 1997 and 1998, as though the acquisitions of the Ericsson Facility, Mommers and Zincocelere and the related financings and equity contribution had occurred at January 1, 1997 and January 1, 1998, respectively. In preparing this data, the financial data of the Ericsson facility, Mommers and Zincocelere for the nine months ended September 30, 1997 has been translated at an exchange rate of Swedish Krona ("SEK") 7.5923=U.S.$1.00 for the Ericsson facility, of Dutch Guilders ("NGL") 1.9908=U.S.$1.00 for Mommers and of Italian Lira ("ITL") 1,728.8=U.S.$1.00 for Zincocelere, which represent the exchange rates in effect at September 30, 1997. The financial data for the Ericsson facility, Mommers and Zincocelere for January and February, 1998 has been translated at exchange rates of SEK 8.0011=U.S.$1.00, NGL 2.0466=U.S.$1.00, and ITL 1,787.0=U.S.$1.00, respectively, which represent the exchange rates in effect at February 28, 1998. The exchange rates used to translate financial data for pro forma purposes are not materially different from the average exchange rates for the respective periods.


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                               -----------------
                                                                                               1997         1998
                                                                                               ----         ----
         Net sales.....................................................................     $ 734,057     $ 802,972
         Net loss before extraordinary item............................................      (333,158)     (109,734)
         Net loss......................................................................      (340,954)     (109,734)

     In connection with the April 11, 1997, acquisition of Forward Group PLC (the "Forward Acquisition"), the Company performed a strategic review of Forward Group PLC's existing operations. Based on this review, the Company contemplated consolidating and closing certain operations and manufacturing facilities acquired in the Forward Acquisition. The Company finalized its initial plan and adjusted its accrual for severance and other employee related termination costs and plant disposition related costs associated with these actions. Activities to discontinue certain operations and close certain facilities have been completed. Activities are underway to close the remaining facilities contemplated by the accrual. These activities are expected to be completed by the end of the second quarter of fiscal year 1999.

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

5.    COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income (loss) and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the three months ended September 30, 1997 and 1998, comprehensive income (loss) was $(30,602) and $4,476, respectively. For the nine months ended September 30, 1997 and 1998, comprehensive loss was $(330,033) and $(80,951), respectively. The Company's other comprehensive income/loss consists solely of foreign currency translation adjustments.

6.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business' operating segments, products and services, geographic areas of operations and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ending December 31, 1998. The Company does not expect SFAS No. 131 to have a significant impact on its consolidated financial statements and the related disclosures.

    In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosure about Pensions and Other Post Retirement Benefits," which establishes reporting requirements related to a business' pension and other post retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ending December 31, 1998. The Company does not expect SFAS No. 132 to have a significant impact on its consolidated financial statements and the related disclosures.

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

     In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                                FORWARD GROUP PLC
                 CONDENSED CONSOLIDATED PROFIT AND LOSS ACCOUNTS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)


                                                                                                             Three months
                                                                                                                 ended
                                                                                                               March 31,
                                                                                                                 1997
                                                                                                             ------------
Turnover
 Continuing operations...............................................................................    (pound) 25,287
                                                                                                         --------------
                                                                                                                 25,287

Operating profit
     Continuing operations...............................................................................         2,853
                                                                                                               --------
                                                                                                                  2,853

     Expenses related to sale............................................................................        (1,318)
     Net interest payable................................................................................          (381)
                                                                                                              ---------

Profit on ordinary activities before taxation............................................................         1,154
Tax on profit on ordinary activities.....................................................................          (833)
                                                                                                              ---------
Profit for the financial period..........................................................................           321
                                                                                                              ---------
Retained profit for the financial period.................................................................(pound)    321
                                                                                                         ==============










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

                                FORWARD GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)
                                   (UNAUDITED)

                                                                                                            Three Months
                                                                                                                Ended
                                                                                                              March 31,
                                                                                                                 1997
                                                                                                            ------------

Net cash inflow from operating activities................................................................(pound) 3,173
Returns on investments and serving of finance
     Interest received...................................................................................            8
     Interest paid.......................................................................................         (332)
     Dividends paid......................................................................................         (552)
                                                                                                               -------
Net cash outflow from returns on investments
     and serving of finance..............................................................................         (876)
UK tax paid   ...........................................................................................         (162)
Investing activities
     Purchase of tangible fixed assets...................................................................         (488)
                                                                                                               -------
Net cash (outflow) from
     investing activities................................................................................         (488)
                                                                                                               -------
Net cash inflow/(outflow) before financing...............................................................        1,647
Financing
     Issue of ordinary share capital.....................................................................           78
     Repayment of bank loan..............................................................................         (180)
     Capital element of hire purchase
         and finance lease payments......................................................................         (734)
                                                                                                               -------

Net cash (outflow) from financing........................................................................         (836)
                                                                                                               -------

Net increase in cash and
     cash equivalents....................................................................................(pound)   811
                                                                                                         =============









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

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
                 CONDENSED CONSOLIDATED PROFIT AND LOSS ACCOUNTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)
                                   (UNAUDITED)


                                                                                                             Three months
                                                                                                                 ended
                                                                                                               April 4,
                                                                                                                 1997
                                                                                                             ------------

Turnover ...............................................................................................(pound)  38,266
     Cost of sales......................................................................................         33,711
                                                                                                           ------------
     Gross profit.......................................................................................          4,555
     Distribution costs.................................................................................            525
     Administrative expenses............................................................................          1,557
                                                                                                           ------------
                                                                                                                  2,473
     Other operating income.............................................................................             44
                                                                                                           ------------

Operating profit........................................................................................          2,517

     Interest receivable................................................................................             48
     Interest payable...................................................................................           (308)
                                                                                                            -----------

Profit on ordinary activities
     before taxation....................................................................................          2,257
     Tax on ordinary activities.........................................................................            668
                                                                                                            -----------

Profit for the year after taxation......................................................................          1,589
     Dividends..........................................................................................            150
                                                                                                            -----------
Retained profit for the period..........................................................................(pound)   1,439
                                                                                                        ===============








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


                                                                                                            Three Months
                                                                                                                Ended
                                                                                                              April 4,
                                                                                                                1997
                                                                                                            ------------

Net cash inflow from operating activities................................................................(pound)12,430
Returns on investments and servicing of finance
     Interest paid.......................................................................................          (13)
     Interest received...................................................................................           48
     Dividends paid to parent company shareholders.......................................................         (150)
                                                                                                            ----------

Net cash outflow from returns on investments
     and servicing of finance............................................................................         (115)
                                                                                                            ----------

Taxation
     Corporation tax paid................................................................................       (4,072)
                                                                                                             ---------

Tax paid ................................................................................................       (4,072)
                                                                                                             ---------

Investing activities:
     Payments to acquire tangible fixed assets...........................................................       (9,490)
                                                                                                             ---------
Net cash outflow from investing activities...............................................................       (9,490)
                                                                                                             ---------
Net cash (outflow) before financing......................................................................       (1,247)
                                                                                                             =========

Financing
     New loans...........................................................................................       (6,089)
     Repayment of loans..................................................................................          529
     Repayment of finance leases.........................................................................          331
                                                                                                            ----------
Net cash (inflow) from financing.........................................................................       (5,229)
Increase in cash and cash equivalents....................................................................        3,982
                                                                                                            ----------
                                                                                                       (pound)  (1,247)
                                                                                                       ===============




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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Information set forth in this 10-Q regarding expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements related to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, the Company claims protection of the safe harbor for forward-looking statements provided for by Section 27A of the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

THE COMPANY

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998

     Net sales for the three months ended September 30, 1998, were $263.0 million, representing a $46.2 million, or 21.3% increase from the comparable period in 1997. The increase is due primarily to the acquisitions of the Ericsson facility, Mommers and Zincocelere completed in the first quarter of 1998 (the "1998 Acquisitions") and volume growth partially offset by typical, industry-wide pricing pressures as well as the negative impact of the stronger U.K. pound as it relates to continental European currencies. The acquisitions of Forward and ISL in the second quarter of 1997 and the Ericsson facility, Mommers and Zincocelere are collectively herein referred to as the Acquisitions.

     Cost of goods sold for the three months ended September 30, 1998, was $185.0 million, or 70.3% of sales compared to $150.2 million, or 69.3% of sales for the three months ended September 30, 1997. Cost of goods sold increased as a percent of sales year over year as a result of product mix changes from the 1998 Acquisitions as well as the above mentioned currency-related price reductions experienced by the Company partially offset by cost containment activities.

     Selling, general and administrative expenses for the three months ended September 30, 1998, increased by $3.8 million versus the comparable period in 1997. These costs increased primarily due to the 1998 Acquisitions, the implementation of the Company's sales and marketing plan and planned increases in administrative expenses at the Company's Richmond facility related to the separation from Lucent Technologies.

     Other expense increased $2.6 million, from $23.7 million in the third quarter of 1997 to $26.3 million in the same period of 1998, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the 1998 Acquisitions.

     Depreciation and amortization increased $16.4 million for the three months ended September 30, 1998, primarily as a result of the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the 1998 Acquisitions.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998

     Net sales for the nine months ended September 30, 1998, were $767.3 million, representing a $203.8 million, or 36.2% increase from the comparable period in 1997. The increase is due primarily to the Acquisitions and volume growth partially offset by typical, industry-wide pricing pressures as well as the negative impact of the stronger U.K. pound as it relates to continental European currencies.

     Cost of goods sold for the nine months ended September 30, 1998, was $552.4 million, or 72.0% of sales compared to $404.1 million, or 71.7% of sales for the nine months ended September 30, 1997. Cost of goods sold increased as a percent of sales as a result of product mix changes from the 1998 Acquisitions as well as the above mentioned currency-related price reductions experienced by the Company partially offset by cost containment activities.

     Selling, general and administrative expenses for the nine months ended September 30, 1998, increased by $27.7 million versus the comparable period in 1997. These costs increased primarily due to the Acquisitions, the implementation of the Company's sales and marketing plan, and planned increases in administrative expenses at the Company's Richmond facility related to the separation from Lucent Technologies.

     Other expense increased $29.0 million, from $48.7 million for the nine months ended September 30, 1997 to $77.7 million in the same period of 1998, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the Acquisitions.

     Depreciation and amortization increased $36.0 million for the nine months ended September 30, 1998, primarily as a result of the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions of Forward and ISL in the second quarter of 1997 and of Mommers and Zincocelere in the first quarter of 1998.

     During the first nine months of 1997, the Company recorded a one-time non-cash write-off of $294.5 million related to in-process research and development acquired in the acquisitions of Forward and ISL. During the first nine months of 1998, the Company recorded a similar charge of $62.0 million related to the acquisitions of Mommers and Zincocelere.

     The Company believes that the operating results of Viasystems are not comparable to the operating results expected to be achieved in the future due to, among other things, the Acquisitions and the debt and equity offerings completed in the first fiscal quarter of 1998. The Company believes that, due to the Acquisitions, sales in subsequent periods will increase from that reported for the nine months ended September 30, 1998.

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

     Net cash used in operating activities was $26.6 million for the nine months ended September 30, 1998, compared to net cash provided by operating activities of $30.8 million for the same period in 1997. The decrease in net cash provided by operating activities relates primarily to increases in cash paid for interest and taxes during 1998 and timing of receipts from a major customer.

     Net cash used in investing activities was $231.9 million for the nine months ended September 30, 1998, compared to $225.9 million for the nine months ended September 30, 1997. The net cash used in investing activities for the first nine months of 1998 included $145.5 million related to the acquisitions of the Ericsson facility, Mommers and Zincocelere and the remainder related to capital expenditures. In 1997, net cash used in investing activities included $155.9 million related to the Forward and ISL acquisitions with the remainder related to capital expenditures.

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

YEAR 2000 UPDATE

     The Company's efforts to make all of its systems Year 2000 compliant address both hardware and software concerns. The Company's Year 2000 compliance initiative is divided into 5 major business sections - Business Systems and Application, Information Systems Hardware, Process Equipment, Facility Equipment and Third Party Suppliers and Customers. The Company has formed project teams to manage the effort and convert and test all systems for compliance

     A significant component of the Company's efforts to become Year 2000 compliant began when, in order to improve access to business information through common, integrated computing systems around the world, the Company began a worldwide business systems installation project using a software platform from Oracle Corporation ("Oracle"). The primary Oracle and other business systems on which much of the Company's operations will be conducted are either already Year 2000 compliant or scheduled for Year 2000 compliance before the third quarter of 1999. At September 30, 1998, the awareness, inventory and assessment phases of each section of the Company's Year 2000 compliance efforts either have been completed or are nearing completion. Year 2000 compliance of the Company's inventoried items in its business sections vary by site, however, the Company expects all the remaining material inventoried items to become Year 2000 compliant before the end of the third fiscal quarter of 1999. The Company's historical costs specifically to remediate Year 2000 issues are not material. Such costs are anticipated to total approximately $2.0 million.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem as well as the uncertainty of third-party suppliers and customers becoming Year 2000 compliant, the Company is unable at this time to determine if consequences of Year 2000 failures, both internal and external, will have a material impact on the Company's results of operations, liquidity and financial condition. The Company believes that its Year 2000 compliance efforts should reduce the likelihood of a material and adverse impact to normal operations.

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

              (b)   Reports on Form 8-K
                    No reports on Form 8-K were filed for the three or nine months ended September 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       VIASYSTEMS, INC.

Dated:  October 20, 1998               By: /s/ David M. Sindelar
                                           -----------------------------------
                                       Name:   David M. Sindelar
                                       Title:  Senior Vice President and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS




               Exhibits No.          Description
               -----------           -----------

                    3.1    -  Certificate of Incorporation of Viasystems, Inc.
                              (incorporated by reference to exhibit 3.1 to the Registration Statement filed by the Company on Form S-1, Registration No.
                              333-29727).

                    3.2    -  Bylaws of Viasystems, Inc. (incorporated by
                              reference to exhibit 3.2 to the Registration
                              Statement filed by the Company on Form S-1).

                    27.1   -  Financial data schedule of Viasystems, Inc.


