Form 10-K405
period 1998-12-31
VIASYSTEMS INC
filed 1999-03-30
CIK 1041380

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   333-29727
                            (Commission File Number)
                             ---------------------

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

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.)
     NO ESTABLISHED PUBLISHED TRADING MARKET EXISTS FOR THE COMMON STOCK, PAR VALUE $.01 per SHARE, OF VIASYSTEMS, INC. ALL OF THE 1,000 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 per SHARE, OF VIASYSTEMS, INC. ARE HELD BY VIASYSTEMS GROUP, INC.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
                  CLASS                                  MARCH 29, 1999
                  -----                                  --------------
               Common Stock                                  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                        CAUTIONARY STATEMENTS CONCERNING
                           FORWARD-LOOKING STATEMENTS

     Information set forth in this Annual Report on Form 10-K regarding expected or possible future events, including statements of the plans, strategy, goals and objectives of management for future growth, operations, prospects, products and services and statements relating to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by the Private Securities Litigation Act of 1995. Factors that could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements are discussed at greater length herein. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 1. BUSINESS

THE COMPANY

     Viasystems, Inc. ("Viasystems" or the "Company") is a Delaware corporation and is a wholly-owned subsidiary of Viasystems Group, Inc. ("Group"), its parent holding company and sole stockholder. Group was formed in August 1996 to make strategic acquisitions of printed circuit board ("PCB") manufacturers and backplane assemblers and to integrate those acquisitions into a global enterprise that is the preferred supplier to end users of PCBs and backplanes. Discussion herein of Viasystems or the Company refer to Group, prior to the formation of Viasystems as a subsidiary of Group in April 1997, and to Viasystems subsequent to that date.

     In a series of transactions during 1996 and 1997, the Company completed acquisitions of: (i) Circo Craft Co. Inc. ("Circo Craft"), a PCB manufacturer with principal operations in Canada and Puerto Rico; (ii) substantially all of the assets of the Interconnection Technologies Unit of the Microelectronics Group ("Lucent Division") of Lucent Technologies Inc. ("Lucent Technologies"), which unit was a producer of PCBs in Richmond, Virginia and backplanes in Richmond and is now operated as Viasystems Technologies Corp. ("Viasystems Technologies"); (iii) Forward Group PLC ("Forward"), a PCB manufacturer with principal operations in the United Kingdom; and (iv) Interconnection Systems (Holdings) Limited ("ISL"), a PCB manufacturer with principal operations in the United Kingdom.

     During the first quarter of 1998, the Company completed three additional acquisitions of: (i) certain assets and obligations of Ericsson Telecom AB's ("Ericsson") PCB production facility located in Sweden (the "Ericsson Facility"); (ii) Mommers Print Service B.V. ("Mommers"), a PCB manufacturer located in the Netherlands; and (iii) Zincocelere S.p.A. ("Zincocelere"), a PCB manufacturer with principal operations in Italy.

MARKETS AND CUSTOMERS

     Based on published industry data and management's knowledge of the industry, the Company believes it is one of the largest manufacturers and marketers of PCBs and backplanes in the world. PCBs are the basic platforms used to interconnect microprocessors, integrated circuits and other components essential to the functioning of virtually all electronic systems, ranging from sophisticated computers and industrial products to basic household appliances. Backplanes are printed circuit boards populated with components, such as connectors, capacitors, resistors and power supplies. Backplanes are used in electronic systems to distribute and ground power, to connect PCBs, power supplies and other elements, and to relay information into and out of electronic systems. The Company supplies over 800 customers globally, serving primarily the telecommunications, computer, automotive, industrial and instrumentation, military, and consumer electronics industries. As of December 31, 1998, the Company operated 20 manufacturing facilities, strategically located in North America, Europe and Asia.

     The Company has a unique, long-term supplier relationship with Lucent Technologies, one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. In connection with the Lucent Division acquisition in December 1996, Lucent Technologies and the Company have entered into a five-year supply agreement pursuant to which substantial revenues may be derived. Under the agreement, Lucent Technologies is required to purchase a minimum annual dollar volume of PCBs and backplanes from the Company and is required to compensate the Company if it fails to purchase such minimum annual dollar volume. The supply agreement contains automatic renewal provisions for two additional one-year periods upon the Company's satisfaction of specified performance requirements for cost, quality and service. After the expiration of the two additional annual renewal periods, the agreement continues to renew unless either party terminates the agreement on 18 months' notice. Lucent Technologies has also designated the Company as a preferred supplier and afforded Viasystems the right to bid to supply all of Lucent Technologies' product requirements for which the Company demonstrates capability.

     Sales to Lucent Technologies by the Company for the period from inception (August 28, 1996) to December 31, 1996, and for the years ended December 31, 1997 and 1998 were $13.6 million, $310.1 million, and $334.2 million, respectively. Lucent Technologies accounted for approximately 27.0%, 39.0% and 32.4% of the Company's net sales for the period from inception (August 28, 1996) to December 31, 1996, and for the years ended December 31, 1997 and 1998, respectively. The loss of, or a significant curtailment of orders from, Lucent Technologies would affect adversely the Company's business, results of operations, financial condition, prospects and ability to service debt.

     In connection with the acquisition of the Ericsson Facility in January 1998, the Company entered into a perpetual global supply agreement with Ericsson to produce a substantial portion of Ericsson's ongoing PCB requirements.

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

MANUFACTURING PROCESSES

     The production of PCBs involves a variety of manufacturing disciplines, including mechanical operations (such as lamination, drilling and routing), chemical operations (such as copper deposition and etching), and graphics operations (such as phototool generation, photoprinting and screen printing). Much of the equipment is automated and highly specialized. The production processes are substantially similar for all PCB products, whether double-sided or multi-layer, and whether for a customer in the telecom industry or for customers in any of the computer, automotive or other industries served by the Company.

     The Company's customers require that their suppliers be qualified under various industry standards for manufacture of PCBs, including Bellcore standards for telecommunications products, and UL (Underwriters Laboratories) standards for electronics. All of the Company's facilities are ISO-9002 certified. This certification facilitates worldwide acceptance of the Company's products. ISO-9002 certification is based on successful implementation of certain quality assurance requirements and includes ongoing monitoring of the Company's business and periodic compliance audits conducted by an independent quality assessor.

     The Company's more sophisticated manufacturing processes used in the various manufacturing disciplines described above include:

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

          Automatic Optical Inspection ("AOI") and Electrical Test ("ET") Equipment. Because defects in complex circuitry cannot be readily detected by conventional visual inspection, sophisticated AOI and ET equipment is used to improve yields and reduce the potential for customer returns.

          Surface Mount Technology. The Company incorporates the use of surface mount technology to achieve greater component packaging densities. Surface mount technology allows components to be soldered to the surface of a PCB as opposed to the traditional through-hole technique, which requires components to be affixed to PCBs by inserting leads through the board. The use of surface mount technology has facilitated several overall improvements in PCBs, including: (i) the miniaturization of PCBs; (ii) end-user innovations using smaller and more complex designs; and (iii) more reliable interconnection within the PCB.

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

     As of December 31, 1998, the Company employed approximately 190 sales and marketing employees, of which 71 were direct sales representatives strategically located throughout 12 countries in North America, Europe, the Middle East and South Africa. The Company is also represented by 11 manufacturers' representative organizations in North America. The North American sales organization is divided into three regions which are jointly serviced by direct sales representatives and manufacturers' representatives. In Europe, the Company's sales force is organized into four regions, by customer. In both North America and Europe, a staff of sales engineers, technical service personnel and customer service organizations support the sales organization to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

INTERNATIONAL OPERATIONS

     Approximately 37% and 50% of the Company's 1997 and 1998 sales, respectively, originated outside of North America, primarily in Europe. As of December 31, 1998, the Company had manufacturing facilities in the U.K., Scotland, the Netherlands, Italy, Sweden and China, and sales offices throughout Europe. The Company believes that its global presence is important as it allows the Company to provide consistent, quality products on a timely basis to its multinational customers worldwide. See Note 13 of the Company's Consolidated Financial Statements for geographic region information.

     The Company is subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect the Company's results of operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Item 7 hereof.

RAW MATERIALS AND SUPPLIER RELATIONSHIP

     The Company orders materials and supplies based on purchase orders received and accepted and seeks to minimize its inventory of materials that are not identified for use in filling specific orders. Raw materials used in the Company's products consist mainly of inorganic chemicals, copper foil, copper clad epoxy glass laminate, epoxy glass prepreg and dryfilm resist. Although the Company uses a select group of suppliers, the materials used in manufacturing PCBs are generally readily available in the open market. The Company works with its suppliers to develop just-in-time supply systems to reduce inventory carrying costs. The Company also maintains a Supplier Certification Program to evaluate potential vendors on the basis of such factors as quality, on-time delivery, cost, technical capability, and potential technical advancement. In addition, the Company works closely with certain of its suppliers to improve the raw materials used in PCB and backplane production. Although adequate amounts of raw materials have been available in the past, there can be no assurances this will continue in the future.

TECHNOLOGY, DEVELOPMENT AND PATENTS

     The Company maintains a strong commitment to research and development, focusing its efforts on enhancing existing product lines as well as developing new products based on the Company's existing technologies and production capabilities. During the period from the Company's inception (August 28, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998, the Company's research and development expenditures were $0.5 million, $10.8 million and $13.4 million, respectively. In addition, in the Company's acquisitions of Circo Craft and the Lucent Division in 1996, of Forward and ISL in 1997 and of Mommers and Zincocelere in 1998, portions of the purchase prices -- totals of $50.8 million, $294.5 million and $20.1 million in 1996, 1997 and 1998, respectively -- were assigned to acquired in-process research and development and expensed in the Company's statements of operations. See the Consolidated Financial Statements included in Item 8, hereof.

     The Company's research and development staff of over 650 experienced engineers, chemists and laboratory technicians works together with the Company's sales staff to identify specific customer and industry needs and develop innovative, high performance solutions which satisfy those needs. This method of product development allows the customer to effectively become a member of the development team, develops close ongoing working relationships between the Company and its customers and, in many instances, permits the Company to gain an in-depth understanding of its customers' businesses, thereby enabling it to better anticipate and serve their needs. The Company also seeks to apply advancements resulting from this process to other high-margin end user markets.

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

     The Company competes on the basis of product quality, timeliness of delivery, price, product costs, customer technical support and the Company's integrated offering from development and design through volume production and backplane assembly.

BACKLOG

     The Company estimates that its backlog of unfilled orders on December 31, 1996, 1997 and 1998 was approximately $50.8 million, $108.5 million and $141.7 million, respectively. The increases in backlog in 1997 and 1998 were due to the 1997 acquisitions of Forward and ISL and the 1998 acquisitions of the Ericsson Facility, Mommers and Zincocelere. Unfilled orders may be cancelled prior to delivery; however, such cancellations have historically not been material. Substantially all the backlog as of December 31, 1998 is expected to be filled by March 30, 1999. The backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

ENVIRONMENTAL

     Certain operations of the Company are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that it is in material compliance with applicable environmental laws and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on the Company. Further, the Company is not a party to any claim or proceeding and is not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect. Currently, remedial activities are being undertaken at the Company's facilities in Virginia and Puerto Rico. While the cost of such remediation could be material, the prior owners are conducting the requisite remedial actions pursuant to governmental orders and have agreed to indemnify the Company for costs associated with the remediations. The Company believes that the prior owners of those facilities are fully capable of performing and will perform under such agreements. Accordingly, the Company does not believe that any of these matters are reasonably likely to have a material adverse effect on its business, results of operations, financial condition, prospects and ability to service debt.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 9,300 employees. Approximately 3,300 employees, or about 35%, were represented by various unions pursuant to collective bargaining agreements. The Company has not experienced any labor problems resulting in a work stoppage, and believes it has good relations with its employees.

WHERE YOU CAN FIND MORE INFORMATION

     The Company files annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). Any reports, statements or other information filed by the Company may be read and copied at the SEC's public reference room, at 450 Fifth Street NW, Washington, DC, as well as at public reference rooms in New York, NY and Chicago, Ill. For further information on public reference rooms, call 1 (800) SEC-0330. The Company's filings are also available to the public from commercial retrieval services and at the Internet web site maintained by the SEC at http://www.SEC.gov.

ITEM 2. PROPERTIES

     In addition to its executive offices in St. Louis, Missouri, as of December 31, 1998, the Company operated 20 principal manufacturing and research facilities located in nine different countries with a total area of approximately 3.6 million square feet. The Company owns approximately 2.9 million square feet and leases approximately 747,000 square feet. The Company owns what it believes to be the largest PCB manufacturing facility in Europe. The Company believes its plants and equipment include state-of-the-art technology and are well-maintained. Production facilities for certain of the Company's products are operating at or near capacity.

     All of the Company's owned facilities are subject to mortgages pursuant to a credit facility with a financial institution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included in Items 7 and 8, respectively, hereof.

     The Company's facilities at December 31, 1998 were as follows:

                                         SIZE              TYPE OF                 DESCRIPTION OF
             LOCATION              (APPROX. SQ. FT)       INTEREST           PRODUCTS/SERVICES PROVIDED
             --------              ----------------       --------           --------------------------
UNITED STATES
Richmond, Virginia................      726,000        Owned             High volume PCBs and backplanes
San German, Puerto Rico...........      199,000        Leased(1)         High volume inner layer and high
                                                                           density PCBs
CANADA
Kirkland, Quebec..................      115,000        Owned             High volume, high density PCBs
Pointe-Claire, Quebec.............      168,000        Owned             High volume inner layers,
                                                                           prototype and pre-production
Granby, Quebec....................      119,000        Owned             High volume, high density PCBs
MEXICO
Juarez, Mexico....................       51,000        Leased(1)         Backplanes
EUROPE
Selkirk, Scotland.................      142,000        Owned/Leased(2)   Masslam

                                 SIZE              TYPE OF                 DESCRIPTION OF
         LOCATION          (APPROX. SQ. FT)       INTEREST           PRODUCTS/SERVICES PROVIDED
         --------          ----------------       --------           --------------------------
Rugby, England............       36,000        Leased(3)         Pre-production PCBs
Tamworth, England.........       35,000        Owned             Prototype, quick-turnaround
                                                                   complex PCBs
Telford, England..........       44,000        Owned             Medium volume PCBs
Portsmouth, England.......       27,000        Leased(4)         High reliability thick-film hybrids
South Shields, England....      320,000        Owned             High volume PCBs and
                                                                   quick-turnaround
Newcastle, England........      500,000        Owned             High volume PCBs and backplanes
Blackburn, England........       12,000        Owned             High volume PCBs and quick-
                                                                   turnaround
Bolden, England...........       52,000        Leased(5)         Backplanes
Cavaglia, Italy...........      275,000        Owned             High volume, medium- to
                                                                   high-complexity PCBs
Pont Saint Martin,
  Italy...................      101,000        Leased(6)         High volume, medium- to
                                                                   high-complexity PCBs
Echt, Netherlands.........      462,000        Owned             High volume PCBs and backplanes
Norrkoping, Sweden........      234,000        Leased(7)         Prototype, quick-turnaround
                                                                   and medium volume PCBs
ASIA
Nantong, China............       17,000        Leased(8)         Backplanes

---------------

(1) Lease expires December 31, 2002.

(2) Lease portion of facility (approximately 30,000 sq. ft.) expires May 15, 2004.

(3) Lease expires June 24, 2009.

(4) Lease expires October 1, 2004.

(5) Lease expires June 21, 2014.

(6) Lease expires December 31, 2006.

(7) Lease expires December 31, 2000.

(8) Lease expires July 31, 2000.

     In addition to the facilities listed above, at December 31, 1998 the Company maintained several sales and marketing facilities located throughout North America and Europe, all of which are leased.

ITEM 3. LEGAL PROCEEDINGS

     The operations of the Company have from time to time been involved in claims and litigation. The nature of the Company's business is such that it is anticipated that the Company will be involved from time to time in claims and litigation considered to be in the ordinary course of its business. Based on experience with similar claims and litigation, the Company does not anticipate that these matters will have a material adverse effect on its business, results of operations, financial condition, prospects or ability to service debt.

     The Company anticipates that it may, from time to time, receive notifications alleging infringements of patents generally held by other manufacturers. Disputes over patent infringement are common in the electronics industry and typically begin with notices of the type described above. Although the ultimate resolution of the legal action and infringement notices described above cannot be predicted, the Company believes that such resolution, including any ultimate liability, will not have a material adverse effect on its business, results of operations, financial condition, prospects or ability to service debt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All of the Company's outstanding common stock is held by Group, and, accordingly, there is no established public trading market for the Company's common stock. The Company has paid no dividends since inception, and its ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

THE COMPANY

     The selected financial and other data below for the period from inception (August 28, 1996) to December 31, 1996 presents financial information of Group for the period during which Circo Craft and Viasystems Technologies were operated by Group and prior to the formation of the Company and Group's contribution of its assets to the Company in April 1997. The data for the period from inception (August 28, 1996) to December 31, 1996 has been derived from the audited consolidated financial statements of Group. The selected information below for the years ended December 31, 1997 and 1998, present the financial information of Viasystems and its subsidiaries subsequent to the capital contribution by Group and the financial information of Group and its subsidiaries prior to the capital contribution to Viasystems. The data for the years ended December 31, 1997 and 1998, have been derived from the audited consolidated financial statements of Viasystems. The following information should be read in conjunction with the audited Consolidated Financial Statements of Viasystems and the notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                         FROM INCEPTION
                                                          (AUGUST 28,
                                                            1996) TO      YEARS ENDED DECEMBER 31,
                                                          DECEMBER 31,    -------------------------
                                                              1996           1997          1998
                                                         --------------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales..............................................    $  50,400      $  795,289    $1,031,928
Cost of goods sold.....................................       42,052         554,097       723,741
Selling, general and administrative expenses...........        3,844          75,650       106,749
Depreciation...........................................        4,102          51,884       104,831
Amortization of intangible assets......................          533          58,153        61,775
Write-off of acquired in-process research and
  development(1).......................................       50,800         294,500        20,100
                                                           ---------      ----------    ----------
  Operating income (loss)..............................      (50,931)       (238,995)       14,732
Interest expense.......................................        2,503          64,612        92,535
Amortization of deferred financing costs...............          470           6,629         9,354
Other expense..........................................          262           1,024         4,960
                                                           ---------      ----------    ----------
  Loss before income taxes and extraordinary item......      (54,166)       (311,260)      (92,117)
Provision (benefit) for income taxes...................       (5,424)          8,432        (7,334)
                                                           ---------      ----------    ----------
  Loss before extraordinary item.......................      (48,742)       (319,692)      (84,783)
Extraordinary loss, net of tax(2)......................           --           7,796            --
                                                           ---------      ----------    ----------
  Net loss.............................................    $ (48,742)     $ (327,488)   $  (84,783)
                                                           =========      ==========    ==========

                                                         FROM INCEPTION
                                                          (AUGUST 28,
                                                            1996) TO      YEARS ENDED DECEMBER 31,
                                                          DECEMBER 31,    -------------------------
                                                              1996           1997          1998
                                                         --------------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents..............................    $  16,117      $   27,538    $    9,335
Working capital........................................       44,938          16,659        19,538
          Total assets.................................      387,741       1,068,912     1,454,703
          Total debt, including current maturities.....      265,620         847,375     1,134,495
Stockholders' equity (deficit).........................       54,973         (92,193)     (113,486)
OTHER DATA:
Adjusted EBITDA(3).....................................    $   4,504      $  165,812    $  201,438
Operating cash flows...................................        1,662         104,906       (43,835)
Investing cash flows...................................     (286,286)       (273,067)     (276,026)
Financing cash flows...................................      300,713         184,077       303,530
Capital expenditures...................................        3,563         117,163       130,361

---------------

(1) Represents charges relating to the write-off of acquired in-process research and development costs associated with the acquisitions of Circo Craft and the Lucent Division in 1996, Forward and ISL in 1997 and Mommers and Zincocelere in 1998. The write-off relates to acquired research and development for projects that do not have a future alternative use. See "Note 1 to Consolidated Financial Statements" of Viasystems, Inc.

(2) The Company recorded, as an extraordinary item, a non-cash write-off of deferred financing fees of approximately $7,796, net of income tax benefit of $4,332, related to deferred financing fees incurred on debt retired before maturity.

(3) Adjusted EBITDA is defined as operating income (loss) plus depreciation, amortization and the non-cash charge relating to the write-off of acquired in-process research and development. The Company believes that Adjusted EBITDA enhances an understanding of its financial condition, results of operations and cash flows by providing additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. Adjusted EBITDA does not represent and should not be considered as an alternative to operating income, net income or cash flow from operations as determined by Generally Accepted Accounting Principles ("GAAP"). Adjusted EBITDA is not indicative of operating performance and does not necessarily indicate whether cash flow will be sufficient for cash requirements. Items excluded from the calculation of Adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. For example, the calculation of Adjusted EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. Adjusted EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

CIRCO CRAFT CO. INC.

     The selected financial and other data below represents the financial information of Circo Craft for the periods indicated. The data for the two fiscal years ended December 31, 1995, and the nine months ended September 30, 1996 (the period prior to the acquisition of Circo Craft by Group), set forth in Canadian GAAP in Canadian dollars ("C$"), has been derived from the audited consolidated financial statements of Circo Craft. The consolidated financial statements of Circo Craft have been prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP (see Note 7 to the consolidated financial statements of Circo Craft). The data set forth in U.S. GAAP for the two years ended December 31, 1995 and the nine months ended September 30, 1996, has been derived from the audited consolidated financial statements of Circo Craft and adjusted for differences between Canadian GAAP and U.S. GAAP. The following information should be read in conjunction with the audited consolidated statements of earnings, retained earnings and changes in financial position of Circo Craft and the notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                 CANADIAN GAAP

                                                           FISCAL YEARS ENDED      NINE MONTHS
                                                              DECEMBER 31,            ENDED
                                                          ---------------------   SEPTEMBER 30,
                                                           1994(1)     1995(1)        1996
                                                          ---------   ---------   -------------
                                                             (CANADIAN DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................................  C$151,825   C$185,156     C$129,633
Cost of goods sold......................................    124,929     148,788       101,532
Selling, general and administrative expenses............     10,079      11,087         7,969
Depreciation and amortization...........................      7,160       7,931         8,456
                                                          ---------   ---------     ---------
  Operating income......................................      9,657      17,350        11,676
Interest expense........................................        515         852           646
Other income............................................       (195)       (915)         (880)
Expenses related to sale(2).............................         --          --         5,907
                                                          ---------   ---------     ---------
  Income before income taxes............................      9,337      17,413         6,003
Provision for income taxes..............................      2,719       5,564         3,847
                                                          ---------   ---------     ---------
  Net income before non-controlling interest............  C$  6,618   C$ 11,849     C$  2,156
                                                          =========   =========     =========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents...............................  C$  7,202   C$ 19,231     C$ 28,438
Working capital.........................................     34,260      40,057        41,909
Total assets............................................    101,175     128,964       134,725
OTHER DATA:
EBITDA(3)...............................................  C$ 16,817   C$ 25,281     C$ 20,132
Capital expenditures....................................      6,679      23,764        13,058

                        APPROXIMATE AMOUNTS IN U.S. GAAP

                                                          FISCAL YEARS ENDED       NINE MONTHS
                                                             DECEMBER 31,             ENDED
                                                        ----------------------    SEPTEMBER 30,
                                                         1994(1)      1995(1)         1996
                                                        ---------    ---------    -------------
                                                            (CANADIAN DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.............................................  C$142,840    C$194,140      C$129,633
Cost of goods sold....................................    122,513      148,788        101,532
Selling, general and administrative expenses..........     10,217       10,846          8,072
Depreciation and amortization.........................      7,160        7,931          8,456
                                                        ---------    ---------      ---------
  Operating income....................................      2,950       26,575         11,573
Interest expense......................................        515          852            646
Other income..........................................       (195)        (915)          (880)
Expenses related to sale(2)...........................         --           --          5,907
                                                        ---------    ---------      ---------
  Income before income taxes..........................      2,630       26,638          5,900
Provision for income taxes............................      2,822        6,079          3,680
                                                        ---------    ---------      ---------
          Net income (loss) before non-controlling
            interest..................................  C$   (192)   C$ 20,559      C$  2,220
                                                        =========    =========      =========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents.............................  C$  4,703    C$ 16,600      C$ 21,411
Working capital.......................................     25,276       40,057         41,909
Total assets..........................................     91,139      128,964        134,725
Total debt, including current maturities..............     14,101       15,998         17,563
OTHER DATA:
EBITDA(3).............................................  C$ 10,110    C$ 34,506      C$ 20,029
Operating cash flows..................................      5,653       24,388         18,034
Investing cash flows..................................     (7,392)     (21,790)       (14,444)
Financing cash flows..................................      5,737        9,300          1,222
Capital expenditures..................................      6,679       23,764         13,058

---------------

(1) Under Canadian GAAP in effect at the time, the Company recognized certain revenues related to a gain on an out-of-court settlement in 1994. Under U.S. GAAP, that gain would have been deferred and recognized in 1995.

(2) Represents non-recurring expenses incurred in connection with the sale of Circo Craft to Group which includes, among others, brokerage and legal fees.

(3) EBITDA is defined as operating income plus depreciation and amortization. The Company believes that EBITDA enhances an understanding of its financial condition, results of operations and cash flows by providing additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. EBITDA does not represent and should not be considered as an alternative to operating income, net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA is not indicative of operating performance and does not necessarily indicate whether cash flow will be sufficient for cash requirements. Items excluded from the calculation of EBITDA are significant components in understanding and assessing the Company's financial performance. For example, the calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

VIASYSTEMS TECHNOLOGIES CORP.

     The selected financial and other data below presents financial information of the Lucent Division (renamed Viasystems Technologies) for the periods indicated. The data for the fiscal years ended December 31, 1994 and 1995, and the eleven months ended November 30, 1996 (the period prior to the acquisition of the Lucent Division by Viasystems Technologies), has been derived from the audited statements of operations of Viasystems Technologies. The Company has omitted balance sheet data because it does not believe that the presentation of balance sheet data for Viasystems Technologies is meaningful because such business was a division of Lucent Technologies for the periods indicated. In addition, Viasystems Technologies was a captive producer for Lucent Technologies and historical financial results for Viasystems Technologies may not be indicative of its results of operations as an independent entity. The following information should be read in conjunction with the audited statements of operations of Viasystems Technologies and the notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                                                      ELEVEN
                                                             FISCAL YEARS ENDED       MONTHS
                                                                DECEMBER 31,          ENDED
                                                             -------------------   NOVEMBER 30,
                                                               1994       1995         1996
                                                             --------   --------   ------------
                                                                   (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales..................................................  $310,559   $325,047     $325,102
Cost of goods sold.........................................   238,623    274,824      244,313
Selling, general and administrative expenses...............    42,930     42,445       34,792
Depreciation and amortization..............................    16,111     16,378       18,317
                                                             --------   --------     --------
  Operating income (loss)..................................    12,895     (8,600)      27,680
Interest expense(1)........................................         5        204          917
Other income...............................................       (75)       (94)        (228)
                                                             --------   --------     --------
  Income (loss) before income taxes........................    12,965     (8,710)      26,991
Provision (benefit) for income taxes.......................     4,927     (3,310)      10,257
                                                             --------   --------     --------
  Net income (loss)........................................  $  8,038   $ (5,400)    $ 16,734
                                                             ========   ========     ========
OTHER DATA:
EBITDA(2)..................................................  $ 29,006   $  7,778     $ 45,997
Operating cash flows(3)....................................
Investing cash flows(3)....................................
Financing cash flows(3)....................................
Capital expenditures.......................................    16,884     22,173       16,485

---------------

(1) Interest expense represents interest incurred on capital leases.

(2) EBITDA is defined as operating income (loss) plus depreciation and amortization. The Company believes that EBITDA enhances an understanding of its financial condition, results of operations and cash flows by providing additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. EBITDA does not represent and should not be considered as an alternative to operating income, net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA is not indicative of operating performance and does not necessarily indicate whether cash flow will be sufficient for cash requirements. Items excluded from the calculation of EBITDA are significant components in understanding and assessing the Company's financial performance. For example, the calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies. Charges of $14,565, $18,987, and $7,900, net of estimated additional administrative costs to be incurred, for fiscal years ended 1994, 1995 and the eleven months ended November 30, 1996, respectively, incurred with respect to corporate allocations to the Lucent Division by Lucent Technologies, which are not expected to be incurred by the Company are included in the historical results of operations and have not been eliminated to calculate EBITDA.

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

FORWARD GROUP PLC

     The selected financial and other data below presents financial information of Forward for the periods indicated. The data for the three fiscal years ended January 31, 1997, set forth in U.K. GAAP in U.K. pounds sterling ("U.K.L"), has been derived from the audited consolidated financial statements of Forward. The consolidated financial statements of Forward have been prepared in accordance with U.K. GAAP, which differs in certain significant respects from U.S. GAAP (see Note 17 to the consolidated financial statements of Forward included elsewhere herein). The data set forth in U.S. GAAP as of and for the three fiscal years ended January 31, 1997, has been derived from the audited consolidated financial statements of Forward and adjusted for differences between U.K. GAAP and U.S. GAAP. The following information should be read in conjunction with the audited consolidated financial statements of Forward and the notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                   U.K. GAAP

                                                              FISCAL YEARS ENDED JANUARY 31,
                                                              -------------------------------
                                                                1995       1996       1997
                                                              --------   --------   ---------
                                                                   (POUNDS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...................................................  L23,819    L66,839    L105,029
Costs of goods sold.........................................   17,032     49,850      79,030
Selling, general and administrative expenses................    3,179      6,425      11,189
Depreciation and amortization...............................    1,215      2,701       4,694
Restructuring charges(1)....................................       --         --       1,244
                                                              -------    -------    --------
  Operating income..........................................    2,393      7,863       8,872
Interest expense............................................      228        412         996
Other income................................................      (52)      (113)       (229)
Gain on disposal of discontinued operation(2)...............   (1,503)        --          --
                                                              -------    -------    --------
  Income before income taxes................................    3,720      7,564       8,105
Provision for income taxes..................................      744      2,641       2,707
                                                              -------    -------    --------
  Net income................................................  L 2,976    L 4,923    L  5,398
                                                              =======    =======    ========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents...................................  L     3    L   789    L     --
Working capital.............................................    1,245      1,898      (3,074)
          Total assets......................................   15,589     51,124      60,282
OTHER DATA:
Adjusted EBITDA(3)..........................................  L 3,608    L10,564    L 14,810
Capital expenditures........................................    2,724      4,678      11,841

                        APPROXIMATE AMOUNTS IN U.S. GAAP

                                                               FISCAL YEARS ENDED JANUARY 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              --------   ---------   ---------
                                                                   (POUNDS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net Sales...................................................  L23,819    L 66,839    L105,029
Costs of goods sold.........................................   17,032      49,850      79,030
Selling, general and administrative expenses................    3,179       6,390      11,029
Depreciation and amortization...............................    1,219       2,787       4,870
Restructuring charges(1)....................................       --          --       1,244
                                                              -------    --------    --------
  Operating income..........................................    2,389       7,812       8,856
Interest expense............................................      228         412         996
Other income................................................      (52)       (113)       (229)
Gain on disposal of discontinued operation(2)...............   (1,523)         --          --
                                                              -------    --------    --------
  Income before income taxes................................    3,736       7,513       8,089
Provision for income taxes..................................    1,488       2,652       2,760
                                                              -------    --------    --------
  Net income................................................  L 2,248    L  4,861    L  5,329
                                                              =======    ========    ========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents...................................  L     3    L    789    L     --
Working capital.............................................    1,534       2,553      (3,074)
Total assets................................................   15,134      56,539      67,406
Total debt, including current maturities....................    1,746       7,879      15,535
OTHER DATA:
Adjusted EBITDA(3)..........................................  L 3,608    L 10,599    L 14,970
Operating cash flows........................................    1,901       8,594      13,995
Investing cash flows........................................      301     (12,045)    (16,373)
Financing cash flows........................................   (2,203)      4,237       1,589
Capital expenditures........................................    2,724       4,678      11,841

---------------

(1) Represents non-recurring restructuring charges related to the consolidation and rationalization of several facilities at Forward.

(2) Represents the gain recognized from the sale of an unrelated business in December 1994.

(3) Adjusted EBITDA is defined as operating income plus depreciation, amortization and the non-cash charges related to the restructuring of facilities discussed in note (1) above in the amount of L1,244 and $2,006, in U.K.L and U.S.$, respectively. The Company believes that Adjusted EBITDA enhances an understanding of its financial condition, results of operations and cash flows by providing additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. Adjusted EBITDA does not represent and should not be considered as an alternative to operating income, net income or cash flow from operations as determined by generally accepted accounting principles, and Adjusted EBITDA is not indicative of operating performance and does not necessarily indicate whether cash flow will be sufficient for cash requirements. Items excluded from the calculation of Adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. For example, the calculation of Adjusted EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. Adjusted EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

     The selected financial and other data below presents financial information of ISL as of and for the periods indicated. The data as of and for the fiscal years ended March 31, 1995, March 29, 1996, and April 4, 1997 set forth in U.K. GAAP in U.K.L, has been derived from the audited consolidated financial statements of ISL. The consolidated financial statements of ISL have been prepared in accordance with U.K. GAAP, which differs in certain significant respects from U.S. GAAP (see Note 13 to the consolidated financial statements of Chips included elsewhere herein). The data set forth in U.S. GAAP as of and for the fiscal years ended March 31, 1995, March 29, 1996 and April 4, 1997, has been derived from the audited consolidated financial statements of ISL and adjusted for differences between U.K. GAAP and U.S. GAAP. The following information should be read in conjunction with the audited consolidated financial statements of ISL and the notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                   U.K. GAAP

                                                                     FISCAL YEARS ENDED
                                                              --------------------------------
                                                              MARCH 31,   MARCH 29,   APRIL 4,
                                                                1995        1996        1997
                                                              ---------   ---------   --------
                                                                   (POUNDS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net Sales...................................................   L70,805    L104,611    L141,643
Costs of goods sold.........................................    49,149      73,407      94,466
Selling, general and administrative expenses................     6,242       7,522      10,514
Depreciation and amortization...............................    10,822      17,302      26,771
                                                               -------    --------    --------
  Operating income..........................................     4,592       6,380       9,892
Interest expense............................................       921         807         818
Other income................................................      (109)         --         (44)
                                                               -------    --------    --------
  Income before income taxes................................     3,780       5,573       9,118
Provision for income taxes..................................     2,539       4,422       6,874
                                                               -------    --------    --------
  Net income................................................   L 1,241    L  1,151    L  2,244
                                                               =======    ========    ========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents...................................   L 2,087    L  2,636    L 26,244
Working capital.............................................    (1,094)     (5,851)     11,516
Total assets................................................    52,616      67,349     129,921
OTHER DATA:
EBITDA(1)...................................................   L15,414    L 23,682    L 36,663
Capital expenditures........................................    14,477      25,544      27,591

                        APPROXIMATE AMOUNTS IN U.S. GAAP

                                                                     FISCAL YEARS ENDED
                                                             ----------------------------------
                                                             MARCH 31,    MARCH 29,    APRIL 4,
                                                               1995         1996         1997
                                                             ---------    ---------    --------
                                                                   (POUNDS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales..................................................  L 70,805     L104,611     L141,643
Costs of goods sold........................................    49,149       73,407       94,466
Selling, general and administrative expenses...............     6,112        7,464       10,437
Depreciation and amortization..............................     9,124       15,752       17,522
                                                             --------     --------     --------
  Operating income.........................................     6,420        7,988       19,218
Interest expense...........................................       921          807          818
Other income...............................................      (109)          --          (44)
                                                             --------     --------     --------
  Income before income taxes...............................     5,608        7,181       18,444
Provision for income taxes.................................     2,080        2,584        6,112
                                                             --------     --------     --------
  Net income...............................................  L  3,528     L  4,597     L 12,332
                                                             ========     ========     ========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents..................................  L  2,087     L  2,636     L 26,244
Working capital............................................      (677)      (3,929)      14,276
Total assets...............................................    45,397       62,893      105,452
Total debt, including current maturities...................    11,295       15,699       35,754
OTHER DATA:
EBITDA(1)..................................................  L 15,544     L 23,740     L 36,740
Operating cash flows.......................................    10,763       18,670       27,826
Investing cash flows.......................................   (12,670)     (16,816)     (24,119)
Financing cash flows.......................................     3,967       (1,305)      19,901
Capital expenditures.......................................    14,477       25,544       27,591

---------------

(1) EBITDA is defined as operating income plus depreciation and amortization. The Company believes that EBITDA enhances an understanding of its financial condition, results of operations and cash flows by providing additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses. EBITDA does not represent and should not be considered as an alternative to operating income, net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA is not indicative of operating performance and does not necessarily indicate whether cash flow will be sufficient for cash requirements. Items excluded from the calculation of EBITDA are significant components in understanding and assessing the Company's financial performance. For example, the calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in Item 8 of this report.

     Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "intends," "anticipates," "estimates," "forecasts," "projects" and other words of similar meaning. These statements are likely to address expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements relating to future economic performance. There can be no assurance that the

Company's actual results will not differ materially from its expectations. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include assumptions based on historic experiences that may not apply to future results as well as a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they include the following:

     - General competition in the markets and industries in which the Company operates;

     - Consequences of the Company's substantial leverage including: (i) significant cash requirements to service indebtedness, reducing funds available for operations and future business opportunities and increasing the Company's vulnerability to adverse general economic and industry conditions and competition; (ii) possible limitations on its ability to obtain additional financing for operations and acquisitions; and (iii) restrictions placed on it by the agreements setting forth the terms and conditions of such indebtedness;

     - Uncertainties arising from the Company's limited history of integrating the operations of separate and distinct businesses acquired since August 1996;

     - Uncertainties arising from the Company's ability to implement its operating and acquisition strategies, including the ability to identify, negotiate and consummate future acquisitions on terms management considers favorable;

     - Fluctuation in operating results arising from the variability in timing and volume of customer orders compared to the Company's capacity at the time of such orders, timing of expenditures in anticipation of future sales, pricing pressures, variations in product mix, start-up expenses relating to new facilities, economic conditions in the electronics industry and adverse developments with respect to significant customers, including Lucent Technologies, any or all of which could have a material adverse effect on the Company and its results of operations, financial condition, cash flows and its ability to service debt;

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

     - Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the SEC that are adverse to the Company; and

     - Economic factors over which the Company has no control, including inflation and interest rates.

     This list should not be considered an exhaustive statement of all potential risks and uncertainties that may affect adversely the Company's business, results of operations, financial condition, prospects and ability to service debt.

GENERAL

     The Company was formed by Hicks, Muse, Tate & Furst Incorporated ("HMTF") and Mills & Partners, Inc. ("M&P") in August 1996 to make acquisitions of PCB manufacturers and backplane assemblers globally. Viasystems had no operations prior to the first acquisition completed in October 1996. A total of seven acquired businesses include five previously stand-alone companies and two previously captive divisions of electronic manufacturing OEMs.

     The four initial acquisitions included i) an approximate $129.9 million cash purchase price for Circo Craft in Canada in October 1996, ii) an approximate $200.0 million cash purchase price for the Lucent Division in Richmond, Virginia in December 1996, iii) an approximate $208.5 million cash purchase price for Forward in the United Kingdom in April 1997, and iv) an approximate $140.0 million cash purchase price, plus assumption of debt, for ISL in the United Kingdom in April 1997.

     Three subsequent acquisitions included i) an approximate $7.1 million cash purchase price for the Ericsson Facility in Sweden in January 1998, ii) an approximate $59.4 million cash purchase price for Mommers in the Netherlands in February 1998, and iii) an approximate $85.0 million cash purchase price, plus assumption of debt for Zincocelere in Italy in March 1998.

     Assimilation of the seven acquired businesses into a single global operation has included the closure of acquired manufacturing facilities, severance of redundant production and administrative personnel, relocation of production equipment, transfer of technology and customer-specific product capabilities among Viasystems' sites, leverage of purchasing power of the larger combined business and other similar activities. Management plans to continue such activities related to the existing business and related to any subsequent acquisitions.

     In general, volume demand for Viasystems' products increases or decreases consistent with demand trends in the electronics industry markets served by the Company, predominantly telecommunications, computer, automotive, and industrial and instrumentation. Demand trends for higher layer count PCBs and backplanes, greater density of circuits and vias on PCBs and backplanes, and surface mount and other developing interconnect technologies, among others, have also resulted in increased demand for the Company's more complex product offerings. Management expects increased demand for denser and increasingly complex products in most industry markets.

YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, produce invoices, or engage in similar normal business activities.

     Management has implemented a Company-wide initiative to ensure that both its information technology systems and non-information technology systems applications are capable of processing data and transactions pertaining to the year 2000. The initiative utilizes both Company resources and external resources to identify and assess systems and applications affected, to correct existing systems or to acquire replacement systems, and to test the systems and applications for compliance with the requirements for processing year 2000 information. The Company's information systems are currently being upgraded and replaced as part of a strategy to implement consistent systems worldwide. The new systems being installed are capable of processing year 2000 information. All remaining systems will either be corrected in order to enable them to process year 2000 information or, if necessary, will be replaced with year 2000 compliant systems. The Company is more than fifty percent complete in having its mission critical business applications, computers and communications, facilities and process equipment fully compliant. The Company believes that it will achieve compliance with all business critical year 2000 processing requirements by the third fiscal quarter of 1999, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company will capitalize and depreciate the cost of replacement systems consistent with its existing capital expenditures policies. Costs incurred to modify and maintain existing systems will be expensed as incurred. Management believes that a substantial portion of the costs for the new systems and the modifications will not represent incremental costs to the Company, but rather will represent the reallocation of existing and planned information technology resources. The amounts expensed in 1998 were immaterial, and management expects that amounts required to be expensed in future periods will not have a material effect on its financial position or results of operations. However, there can be no assurance that this process can be completed on the timetable described above; that all issues have been identified; or that the remediation process will be fully effective.

     The Company is currently in the process of evaluating the external risk associated with the year 2000 issue. All critical or significant suppliers have been identified by the Company and have been surveyed regarding their year 2000 readiness. The Company is currently reviewing the results of those surveys and is planning year 2000 risk assessment audits at each critical supplier. Although the Company uses a select group of suppliers, the materials used in manufacturing PCBs are generally readily available in the open market.

Therefore, the Company believes any costs associated with the anticipated effect of third parties will be immaterial on its business, financial position or results of operations. However, there can be no guarantee that the systems of third parties on which the Company's systems rely will be converted timely or that a failure of a third party to convert would not have a material adverse effect on the Company.

     The Company is currently developing contingency plans for all inventoried business critical year 2000 applications and significant third parties based on the assessed level of risk known to date.

     The failure to identify and remediate year 2000 issues or the failure of key third parties who do business with the Company to timely remediate their year 2000 issues could cause systems failures or errors, business interruptions and in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. Litigation could also ensue. The effect on the Company's business, financial condition, results of operations and cash flows could be materially adverse.

IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisitions made in 1996, 1997 and 1998 the Company incurred significant charges related to purchased in-process research and development. The Company believes that efforts to complete the acquired in-process research and development projects will consist primarily of internal engineering costs over the next two to four years. These costs are estimated to be approximately $22.0 million. Such estimate is subject to revision should there be changes in the operating environment or the technical knowledge available within the industry or the Company. The Company, through its continued investment in research and development, intends to achieve and sustain technical superiority in the design and delivery of advanced PCB products, and believes, given its leadership position in the industry, that it is well positioned to do so. The Company believes that the new product and process technologies which result from ongoing research and development will build on the existing core printed circuit board technology and contribute to an anticipated growth in the Company's sales and anticipated improvements in the Company's cost of production in the future. If acceptable advancements are not achieved, failed research and development projects could have a material adverse effect on the Company's financial position or results of operations. The Company is unable to accurately quantify the potential impact in the future of the failure of any single project or multiple projects which were acquired as in-process research and development in the acquisitions. Although there can be no guarantee that the acquired in-process research and development projects will achieve technological feasibility, the Company believes that the likelihood of development is reasonable for these projects. The Company does not believe that it is subject to any greater risk of failure than its competitors, and, in fact, believes that its size, access to financial resources and relationships with customers contribute to a reduction of that risk which gives the Company a competitive technical advantage.

CONVERSION TO THE EURO

     On January 1, 1999, eleven participating countries of the European Union converted to the Euro as their common national currency. The previous national currencies of these countries will still be accepted as legal tender until at least January 1, 2002. We do not expect the conversion to the Euro to have a material effect on our results of operations, financial condition or cash flows.

PREDECESSORS

     Each of Circo Craft, the Lucent Division, Forward and ISL are considered predecessors to Viasystems and, as such, a discussion of the results of operations of each separate predecessor follows the discussion of the results of operations of the Company. The separate results of Viasystems and of each predecessor are affected by a number of factors including target markets, customers, and local economics. Differing demand for printed circuit boards in general and demand for different technologies of printed circuit boards may not be consistent for each of the predecessor entities acquired. The Company believes that the combination of the predecessor entities will provide it with a significant advantage in managing its operations to meet demand. The discussion of the results of operations of the separate entities has been prepared based upon the results of each separate entity in accordance with the local GAAP of the entity and should be read in conjunction with the "Item 6.

Selected Financial Data" for each predecessor and the financial statements and notes thereto of Circo Craft, the Lucent Division, Forward and ISL, all of which are included elsewhere herein.

RESULTS OF OPERATIONS -- THE COMPANY

     Viasystems is a wholly owned subsidiary of Group. Viasystems was formed on April 2, 1997, as a subsidiary of Group. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries -- Circo Craft, Viasystems Technologies, and PCB Acquisition Limited (the acquisition parent of Forward). Prior to the contribution of this capital by Group, Viasystems had no operations of its own. The discussion included herein of the Company represents the results of operations of Viasystems and its subsidiaries subsequent to the capital contribution by Group and of Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems.

  Year Ended December 31, 1997, Compared to Year Ended December 31, 1998

     Net sales for the year ended December 31, 1998, were $1,031.9 million, representing an increase of $236.6 million, or 29.8%, increase over the year ended December 31, 1997. The increase was primarily attributable to the acquisitions of the Ericsson Facility, Mommers and Zincocelere completed in the first quarter of 1998 (the "1998 Acquisitions") and increased volume partially offset by typical, industry-wide pricing pressures as well as the negative impact of the stronger U.K. pound as it relates to continental European and certain Asian currencies.

     Cost of goods sold for the year ended December 31, 1998, was $723.7 million, or 70.1% of net sales, compared to $554.1 million, or 69.7% of net sales for the year ended December 31, 1997. Cost of goods sold as a percent of net sales increased as product mix changes from the 1998 Acquisitions as well as the above mentioned currency-related price reductions experienced by the Company were partially offset by cost containment and reduction activities.

     Selling, general and administrative expenses for the year ended December 31, 1998, increased by $31.1 million over selling, general and administrative expenses for the year ended December 31, 1997. These costs increased primarily due to the 1998 Acquisitions, the implementation of the Company's sales and marketing plan and planned increases in administrative expenses at the Company's Richmond, Virginia facility related to the separation from Lucent Technologies.

     Depreciation and amortization for the year ended December 31, 1998, increased $56.6 million over the comparable period for 1997 primarily as a result of the full year impact of the acquisitions of Forward and ISL in the second quarter of 1997 and of the Ericsson Facility, Mommers and Zincocelere in the first quarter of 1998.

     During the year ended December 31, 1998, the Company recorded a one-time non-cash write-off of $20.1 million related to in-process research and development acquired in the acquisitions of Mommers and Zincocelere. During the year ended December 31, 1997, the Company recorded a similar charge of $294.5 million related to the acquisitions of Forward and ISL.

     Other expense increased $34.5 million, from $72.3 million for the year ended December 31, 1997, to $106.8 million for the same period in 1998, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the 1998 Acquisitions.

  Year Ended December 31, 1997

     The Company's net sales for the year ended December 31, 1997 were $795.3 million and cost of goods sold were $554.1 million, or 69.7% of net sales. Selling, general and administrative expenses for the same period were $75.6 million, or 9.5% of net sales. During the year ended December 31, 1997, the Company recorded a one-time non-cash write-off of $294.5 million related to the acquisitions of Forward and ISL.

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

     The Company believes that its operating results are not comparable between the period from inception (August 28, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998 nor to the operating results expected to be achieved in the future due to, among other things, the startup of the Company in 1996, the acquisitions made in 1996, 1997 and 1998, the anticipated future acquisitions, and the financing incurred to fund past and future acquisitions. The Company believes that, due to the acquisitions made, sales in subsequent periods will increase from those reported for the period from inception (August 28, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998.

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

RESULTS OF OPERATIONS -- FORWARD

  Fiscal Year Ended January 31, 1997 Compared to Fiscal Year Ended January 31, 1996

     Net sales and cost of goods sold for the fiscal year ended 1997 were L105.0 million and L79.0 million, respectively, compared to sales and cost of goods sold for the fiscal year ended 1996 of L66.8 million and L49.9 million, respectively. Sales during the fiscal year ended 1997 increased over the fiscal year ended 1996 due primarily to the full year impact of the 1995 acquisition of Exacta Circuits and three smaller companies in 1996. As a percentage of sales, cost of goods sold for the fiscal year ended 1997 increased to 75.2% from 74.6% for the fiscal year ended 1996 primarily as a result of the three smaller acquisitions of companies in 1996 which have products with lower margins. Selling, general and administrative expenses for the fiscal year ended 1997 were L11.2 million compared to selling, general and administrative expenses for the fiscal year ended 1996 of L6.4 million. Selling, general and administrative expenses increased in the fiscal year ended 1997 primarily due to the impact of the acquisitions discussed above.

RESULTS OF OPERATIONS -- ISL

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

LIQUIDITY AND CAPITAL RESOURCES -- THE COMPANY

     Net cash used in operating activities was $43.8 million for the year ended December 31, 1998, which compared to $104.9 million provided by operating activities for the comparable period in 1997 primarily as a result of timing of payments made in 1998 to vendors and related to certain plant shutdown, downsizing and consolidation costs. Net cash used in investing activities was $276.0 million for the year ended December 31, 1998, compared to net cash used of $273.1 million for the year ended December 31, 1997. The net cash used in investing activities for the year ended December 31, 1998, consisted of capital expenditures of $130.4 million and $145.7 million used for the acquisitions of the Ericsson Facility, Mommers, and Zincocelere. Net cash used in investing activities for the year ended December 31, 1997, consisted of $117.2 million for capital expenditures and $155.9 million for the acquisitions of Forward and ISL.

     Net cash provided by operating activities was $104.9 million for the year ended December 31, 1997, which compared to $1.7 million provided by operations for the period from inception (August 28, 1996) to December 31, 1996. Net cash used in investing of $273.1 million for the year ended December 31, 1997, consisted of capital expenditures of $117.2 million and acquisition activities of a net of $155.9 million. Net cash used in investing of $286.3 million for the period from inception (August 28, 1996) to December 31, 1996 consisted of capital expenditures of $3.6 million and acquisition activities of a net of $282.7 million. Net cash provided by financing activities was $184.1 million for the year ended December 31, 1997, compared to net cash provided by financing activities of $300.7 million for the period from inception (August 28, 1996) to December 31, 1996. The net cash provided by financing activities for the year ended December 31, 1997 was used primarily for the acquisition of Forward. The acquisition of ISL was completed in a non-cash transaction in which the selling stockholders received notes payable (the "Chips Loan Notes"). The net cash provided by financing activities in the period from inception (August 28, 1996) to December 31, 1996 was used primarily to finance the acquisitions of Circo Craft and the Lucent Division.

     In connection with the acquisition of ISL, Group assumed the $437.5 million of Chips Loan Notes of which $285.3 million was outstanding at December 31, 1998. In order to fund principal payments when the remaining Chips Loan Notes are called the Senior Credit Facilities contain a committed, term loan facility that may be drawn upon by the Company so that it may satisfy its obligation in respect of the remaining $285.3 million principal amount of the Chips Loan Notes (see Note 8 to the Notes to Consolidated Financial Statements in Item 8 hereof). In June 1997, the Company completed the offering of $400.0 million of 9 3/4% Senior Subordinated Notes due 2007 (the "1997 Notes"). The net proceeds of the 1997 Notes were used to repay the Subordinated Credit Facility, approximately $130.3 million of term loans outstanding under the Senior Credit Facilities, and approximately $41.6 million of revolving credit amounts outstanding under the Senior Credit Facilities which was borrowed subsequent to December 31, 1996, to repay debt assumed in the acquisition of ISL.

     In February 1998, the Company completed the offering of an additional $100.0 million of 9 3/4% Senior Subordinated Notes due 2007 at a price of 104.5%, yielding net proceeds of $101.0 million (the "1998 Notes" and together with the 1997 Notes, the "2007 Notes"). As a condition of the offering of the 1998 Notes, HMTF contributed an additional $50.0 million of equity to the Company and the Senior Credit Facilities were amended to, among other things, establish an additional $70.0 million term loan and increase available revolving credit facilities by $25.0 million (the "Amended Senior Credit Facilities"). A portion of the proceeds of the 1998 Notes, the additional term loan under the Amended Senior Credit Facilities, and the equity contribution have been used to fund the acquisitions of the Ericsson Facility, Mommers, and Zincocelere. In addition, the Company used a portion of these proceeds to repay revolving credit line amounts outstanding under the Amended Senior Credit Facilities.

     In April 1998, the holders of the Chips Loan Notes redeemed $152.2 million of the Chips Loan Notes. As such, $118.3 million of cash held by Bisto Funding, Inc. was paid to the holders of the Chips Loan Notes.

The Company borrowed $33.9 million of the available Chips Term Loan to fund its portion of the payment of the Chips Loan Notes.

     As of December 31, 1998, the Company's indebtedness consisted of amounts outstanding under the Amended Senior Credit Facilities, the 2007 Notes, the Company's liability under the Chips Loan Notes, capital leases and other debt.

     The Company's Adjusted EBITDA (as defined in "Item 6. Selected Financial Data") for fiscal 1996, 1997 and 1998 was $4.5 million, $165.8 million and $201.4 million, respectively. As a percentage of sales, Adjusted EBITDA was 8.9%, 20.9% and 19.5%, respectively, for the same periods. Adjusted EBITDA is one of the financial measures in the covenants to the Amended Senior Credit Facilities. Although Adjusted EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements, the Company believes that Adjusted EBITDA provides additional information for determining its ability to meet debt service requirements as revenues increase more than cash expenditures for operating expenses.

     The Company anticipates that its primary uses of cash in 1999 will be (i) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product and process technology development and (ii) to pay interest on, and to repay principal of, indebtedness under the Amended Senior Credit Facilities, the 2007 Notes, the Chips Reimbursement Obligation and other outstanding indebtedness of the Company as discussed in Note 8 to the Notes to Consolidated Financial Statements in Item 8 hereof. The Company anticipates making capital expenditures in 1999 for facilities, equipment and information systems. The Amended Senior Credit Facilities contain annual limits on the Company's capital expenditures. The Company believes that such limits are sufficient to allow the Company to undertake all anticipated capital projects. In 1999, the Company will be obligated to make principal and interest payments of approximately $117.0 million under the Amended Senior Credit Facilities, the 2007 Notes, and the Chips Reimbursement Obligation, which the Company anticipates will be made from cash flow from operations or, if necessary, additional borrowings.

     The Company expects that its primary sources of cash will be cash from operating activities and revolving borrowings under the Amended Senior Credit Facilities. As of December 31, 1998, there was $117.2 million outstanding under the revolving credit facilities available under the Amended Senior Credit Facilities, and approximately $161.2 million ($58.9 million of which was only available for future acquisitions) of available borrowing capacity thereunder, subject to certain limitations. The Company anticipates that the cash flow from operations and additional funds available under the revolving facilities of the Amended Senior Credit Facilities will be sufficient to meet its foreseeable requirements for working capital, capital expenditures and debt service and other operating cash requirements. The acquisition of other businesses by the Company in the future likely would require external sources of debt and/or equity financing. There can be no assurance that such funds would be available on terms satisfactory to the Company, or at all. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond the Company's control.

     Borrowings under the Amended Senior Credit Facilities bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. The 2007 Notes bear interest at the rate of 9 3/4% per annum, which is payable semiannually in arrears. The Chips Loan Notes have a maturity of six years and pay cash interest quarterly at a fixed rate initially of approximately 6.2% per annum and thereafter at a varying discount to The Chase Manhattan Bank's prime rate. The Company is liable for payment of interest on the Chips Loan Notes through the Chips Reimbursement Obligation. The holders of the Chips Loan Notes have the right after the first anniversary of their issuance to redeem the Chips Loan Notes by putting them to Group on any interest payment date at 100% of their principal amount. In the event additional Chips Loan Notes are redeemed, the Company's liability under the Chips Reimbursement Obligation of $285.3 million will be funded by a term loan available under the Amended Senior Credit Facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income (loss) and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. See the consolidated statements of operations and comprehensive income for the impact of such gains and losses on the measurement of comprehensive income.

     In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business' operating segments, products and services, geographic areas of operations and major customers. Effective January 1, 1998, the Company adopted SFAS No. 131. See Note 13 to the Consolidated Financial Statements.

     In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosure about Pensions and Other Post Retirement Benefits," which establishes reporting requirements related to a business' pension and other post retirement benefits. Effective January 1, 1998, the Company adopted SFAS No. 132. See Note 16 to the Consolidated Financial Statements.

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal year 1999 and will report the write off of the net book value of start-up costs as of January 1, 1999, of approximately $23.0 million as a cumulative effect of a change in accounting principle.

     In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At December 31, 1998, approximately $514.8 million of the Company's long-term debt, specifically borrowings outstanding under the Amended Senior Credit Facilities and the Chips Loan Notes, bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's 1998 interest expense would have increased by approximately $10.3 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

     The Company manufactures PCBs and assembles backplanes in various regions of the world, and exports and imports these products to and from several countries. The Company's operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect the Company's product prices and operating costs or those of its competitors. The Company, from time to time, engages in hedging operations, such as forward exchange contracts, to reduce its exposure to foreign currency fluctuations. The Company does not engage in hedging transactions for speculative investment reasons. Such hedging operations historically have not been material, and gains and losses from such operations have not been significant. There can be no assurance that such hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8. FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                               PAGE
                                                               ----
VIASYSTEMS, INC. & SUBSIDIARIES
Report of Independent Auditors..............................    28
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................    29
Consolidated Statements of Operations and Comprehensive
  Income from inception (August 28, 1996) to December 31,
  1996 and for the years ended December 31, 1997 and 1998...    30
Consolidated Statements of Stockholder's Equity (deficit)
  from inception (August 28, 1996) to December 31, 1996 and
  for the years ended December 31, 1997 and 1998............    31
Consolidated Statements of Cash Flows from inception (August
  28, 1996) to December 31, 1996 and for the years ended
  December 31, 1997 and 1998................................    32
Notes to Consolidated Financial Statements..................    33
Schedule II -- Valuation and Qualifying Accounts............    56
CIRCO CRAFT CO. INC.
Auditors' Report............................................    57
Consolidated Statement of Retained Earnings for the nine
  month period ended September 30, 1996.....................    58
Consolidated Statement of Earnings for the nine month period
  ended September 30, 1996..................................    59
Consolidated Statement of Changes in Financial Position for
  the nine month period ended September 30, 1996............    60
Notes to Consolidated Statements............................    61
VIASYSTEMS TECHNOLOGIES CORP. (FORMERLY MICROELECTRONICS
  GROUP, INTERCONNECTION TECHNOLOGIES UNIT OF LUCENT
  TECHNOLOGIES, INC.)
Report of Independent Auditors..............................    67
Statement of Operations for the eleven month period ended
  November 30, 1996.........................................    68
Notes to Financial Statement................................    69
FORWARD GROUP PLC
Report of Independent Auditors..............................    72
Consolidated Profit and Loss Account for the year ended
  January 31, 1997..........................................    73
Consolidated Statement of Total Recognized Gains and Losses
  for the year ended January 31, 1997.......................    74
Consolidated Statement of Cash Flows for the year ended
  January 31, 1997..........................................    75
Notes to the Consolidated Financial Statements..............    76
INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED
Report of Independent Auditors..............................    89
Consolidated Profit and Loss Account for the year ended
  April 4, 1997.............................................    90
Consolidated Statement of Total Recognized Gains and Losses
  for the year ended April 4, 1997..........................    91
Consolidated Statement of Cash Flows for the year ended
  April 4, 1997.............................................    92
Notes to the Consolidated Financial Statements..............    93

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Viasystems, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viasystems, Inc. and its subsidiaries at December 31, 1997 and 1998 and the results of their operations and their cash flows for the period from inception (August 28, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
March 23, 1999

                        VIASYSTEMS, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................   $   27,538      $    9,335
  Accounts receivable, less allowance for doubtful accounts
     of $2,573 and $3,794, respectively.....................      135,299         204,545
  Inventories...............................................       62,601         105,619
  Prepaid expenses and other................................       26,240          44,612
                                                               ----------      ----------
          Total current assets..............................      251,678         364,111
  Property, plant and equipment, net........................      448,128         580,204
  Deferred financing costs, net.............................       58,696          72,124
  Intangible assets, net....................................      309,470         391,609
  Other assets..............................................          940          46,655
                                                               ----------      ----------
          Total assets......................................   $1,068,912      $1,454,703
                                                               ==========      ==========
                      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term obligations...............   $   31,363      $   54,534
  Accounts payable..........................................       86,941         133,725
  Accrued and other liabilities.............................       85,860         141,400
  Income taxes payable......................................       30,855          14,914
                                                               ----------      ----------
          Total current liabilities.........................      235,019         344,573
  Deferred taxes............................................       67,797          77,214
  Long-term obligations, less current maturities............      816,012       1,079,961
  Other non-current liabilities.............................       42,277          66,441
                                                               ----------      ----------
          Total liabilities.................................    1,161,105       1,568,189
                                                               ----------      ----------
  Stockholder's equity (deficit)
     Common stock, par value $.01 per share, 1,000 shares
      authorized, issued and outstanding....................           --              --
     Contributed capital....................................      282,763         338,407
     Accumulated deficit....................................     (376,230)       (461,013)
     Accumulated other comprehensive income.................        1,274           9,120
                                                               ----------      ----------
          Total stockholder's equity (deficit)..............      (92,193)       (113,486)
                                                               ----------      ----------
          Total liabilities and stockholder's equity
            (deficit).......................................   $1,068,912      $1,454,703
                                                               ==========      ==========

The accompanying notes are an integral part of the consolidated balance sheets.

                        VIASYSTEMS, INC. & SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                            INCEPTION
                                                           (AUGUST 28,         YEARS ENDED
                                                             1996) TO          DECEMBER 31,
                                                           DECEMBER 31,   ----------------------
                                                               1996         1997         1998
                                                           ------------   ---------   ----------
Net sales................................................    $ 50,400     $ 795,289   $1,031,928
Operating expenses:
  Cost of goods sold.....................................      42,052       554,097      723,741
  Selling, general and administrative....................       3,844        75,650      106,749
  Depreciation...........................................       4,102        51,884      104,831
  Amortization of intangibles............................         533        58,153       61,775
  Write-off of acquired in-process research and
     development.........................................      50,800       294,500       20,100
                                                             --------     ---------   ----------
Operating income (loss)..................................     (50,931)     (238,995)      14,732
                                                             --------     ---------   ----------
Other expenses:
  Interest expense.......................................       2,503        64,612       92,535
  Amortization of deferred financing costs...............         470         6,629        9,354
  Other expense..........................................         262         1,024        4,960
                                                             --------     ---------   ----------
Loss before income taxes and extraordinary item..........     (54,166)     (311,260)     (92,117)
Provision (benefit) for income taxes.....................      (5,424)        8,432       (7,334)
                                                             --------     ---------   ----------
Loss before extraordinary item...........................     (48,742)     (319,692)     (84,783)
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $4,332..............          --         7,796           --
                                                             --------     ---------   ----------
Net loss.................................................     (48,742)     (327,488)     (84,783)
                                                             --------     ---------   ----------
Other comprehensive income (loss):
  Foreign currency translation adjustments...............         (79)        1,353        9,187
  Minimum pension liability, net of income tax benefit of
     $575................................................          --            --       (1,341)
                                                             --------     ---------   ----------
Comprehensive loss.......................................    $(48,821)    $(326,135)  $  (76,937)
                                                             ========     =========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                ACCUMULATED
                                                                                 AND OTHER
                                                                               COMPREHENSIVE
                                          COMMON   CONTRIBUTED   ACCUMULATED      INCOME
                                          STOCK      CAPITAL       DEFICIT        (LOSS)         TOTAL
                                          ------   -----------   -----------   -------------   ---------
Balance at Inception (August 28,
  1996).................................   $--      $     --      $      --       $    --      $      --
  Capital contributed to Viasystems
     Group prior to formation of the
     Company............................    --       103,794             --            --        103,794
  Net loss..............................    --            --        (48,742)           --        (48,742)
  Foreign currency translation
     adjustment.........................    --            --             --           (79)           (79)
                                           ---      --------      ---------       -------      ---------
Balance at December 31, 1996............    --       103,794        (48,742)          (79)        54,973
  Capital contribution by Viasystems
     Group to the Company...............    --       178,969             --            --        178,969
  Net loss..............................    --            --       (327,488)           --       (327,488)
  Foreign currency translation
     adjustment.........................    --            --             --         1,353          1,353
                                           ---      --------      ---------       -------      ---------
Balance at December 31, 1997............    --       282,763       (376,230)        1,274        (92,193)
  Capital contributed by Viasystems
     Group to the Company...............    --        55,644             --            --         55,644
  Net loss..............................    --            --        (84,783)           --        (84,783)
  Minimum pension liability.............    --            --             --        (1,341)        (1,341)
  Foreign currency translation
     adjustment.........................    --            --             --         9,187          9,187
                                           ---      --------      ---------       -------      ---------
Balance at December 31, 1998............   $--      $338,407      $(461,013)      $ 9,120      $(113,486)
                                           ===      ========      =========       =======      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               INCEPTION
                                                              (AUGUST 28,         YEARS ENDED
                                                                1996) TO         DECEMBER 31,
                                                              DECEMBER 31,   ---------------------
                                                                  1996         1997        1998
                                                              ------------   ---------   ---------
Cash flows provided by (used in) operating activities:
  Net loss..................................................   $ (48,742)    $(327,488)  $ (84,783)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Write-off of acquired in-process research and
       development..........................................      50,800       294,500      20,100
     Extraordinary item -- loss on early extinguishment of
       debt.................................................          --        12,128          --
     Depreciation and amortization of intangibles...........       4,635       110,037     166,606
     Amortization of deferred financing costs...............         470         6,629       9,354
     Deferred taxes.........................................      (5,874)      (15,109)     (9,484)
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................     (15,469)       (8,050)    (20,641)
       Inventories..........................................       2,655       (15,979)    (19,997)
       Prepaid expenses and other...........................        (927)       (6,640)    (22,693)
       Accounts payable and accrued and other liabilities...      14,875        38,539     (65,976)
       Income taxes payable.................................        (761)       16,339     (16,321)
                                                               ---------     ---------   ---------
          Net cash provided by (used in) operating
            activities......................................       1,662       104,906     (43,835)
                                                               ---------     ---------   ---------
Cash flows provided by (used in) investing activities:
  Acquisitions, net of cash acquired of $20,890, $42,778 and
     $3,738, respectively...................................    (282,723)     (155,904)   (145,665)
  Capital expenditures......................................      (3,563)     (117,163)   (130,361)
                                                               ---------     ---------   ---------
Net cash used in investing activities.......................    (286,286)     (273,067)   (276,026)
                                                               ---------     ---------   ---------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of long-term obligations...........     238,283            --     103,938
  Proceeds from the issuance of Senior Subordinated Notes,
     due 2007...............................................          --       400,000          --
  Proceeds from the issuance of Series B Senior Subordinated
     Notes, due 2007........................................          --            --     104,500
  Proceeds from the Subordinated Credit Facility............          --       216,000          --
  Net borrowings on Revolvers...............................          --            --     117,244
  Repayment of amounts due under the Credit Agreements and
     the Second Amended and Restated Credit Agreement.......          --      (151,964)    (16,000)
  Repayment of amounts under the Chips Loan Notes
     Liability..............................................          --            --     (33,938)
  Repayment of the Subordinated Credit Facility.............          --      (216,000)         --
  Repayment of other long-term obligations..................          --       (90,187)    (12,085)
  Equity proceeds...........................................      73,794        60,719      55,644
  Financing fees and other..................................     (11,364)      (34,491)    (15,773)
                                                               ---------     ---------   ---------
Net cash from financing activities..........................     300,713       184,077     303,530
                                                               ---------     ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................          28        (4,495)     (1,872)
                                                               ---------     ---------   ---------
Net change in cash and cash equivalents.....................      16,117        11,421     (18,203)
Cash and cash equivalents at beginning of period............          --        16,117      27,538
                                                               ---------     ---------   ---------
Cash and cash equivalents at end of period..................   $  16,117     $  27,538   $   9,335
                                                               =========     =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND ACQUISITIONS

     Viasystems, Inc. ("Viasystems"), a wholly owned subsidiary of Viasystems Group, Inc. ("Group"), was formed on April 2, 1997. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries. Prior to the contribution of this capital by Group, Viasystems had no operations of its own. The consolidated financial statements included herein present the results of operations of Viasystems and its subsidiaries subsequent to the capital contribution by Group, and the results of operations of Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems. As used herein, the Company refers to Viasystems and its subsidiaries subsequent to the capital contribution by Group and to Group and its subsidiaries prior to such capital contribution. These financial statements have been adjusted to reflect the equity structure of Viasystems on a retroactive basis.

     On October 1, 1996, the Company acquired all of the outstanding stock of Circo Craft Co. Inc. ("Circo Craft"), a Quebec corporation and a rigid printed circuit board ("PCB") manufacturer, for aggregate cash consideration of $129,850 plus acquisition fees and expenses of $885 (the "Circo Craft Acquisition"). The operating results of Circo Craft Co. Inc. are included in the consolidated financial statements of Viasystems since the date of the Circo Craft Acquisition.

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

     On December 1, 1996, the Company, through its newly formed subsidiary, Viasystems Technologies Corp., acquired certain assets and assumed certain liabilities of the Microelectronics Group, Interconnection Technologies Unit of Lucent Technologies Inc. (the "Lucent Division"), a rigid PCB manufacturer and backplane assembler, (the "Lucent Division Acquisition") for an aggregate cash consideration of $170,000 and 1,200,000 shares of preferred stock valued at $30,000 plus acquisition fees and expenses of $1,969. The operating results of Viasystems Technologies Corp. are included in the consolidated financial statements of the Company since the date of the Lucent Division Acquisition.

     The Lucent Division Acquisition was accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $11,600 of in-process R&D. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $11,600 and was charged to expense as of the acquisition date. The in-process R&D projects relate primarily to developing significant enhancements to the current product offering as well as introducing advanced new products. The incomplete projects

                        VIASYSTEMS, INC. & SUBSIDIARIES
include new connector functionality, chip packaging solutions, component miniaturization, specialty drilling and surface finishes. Given the uniqueness of the tasks and the technologies involved, alternative future uses for these projects, apart from the objectives and economics of the projects for which they are intended, do not exist. The Company believes that the efforts to complete the acquired in-process R&D projects will consist of internally-staffed engineering costs over the next two to four years. The costs to complete the in-process R&D projects and to procure, develop and test the required capital assets are anticipated to be significant. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

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

     On April 11, 1997, the Company acquired all of the outstanding stock of Forward Group, PLC ("Forward"), a manufacturer of rigid PCBs located in the U.K. The purchase price of approximately $208,483 consisted of cash and notes payable to certain Forward stockholders plus $5,585 of acquisition fees and expenses (the "Forward Acquisition"). The Forward Acquisition and related transaction fees and expenses were funded with (i) $40,000 from the issuance of 1,600,000 shares of Series C Preferred Stock of Viasystems Group, Inc. and (ii) $216,000 from a Subordinated Credit Facility. The Subordinated Credit Facility was paid off with a subsequent debt offering (see Note 8).

     The Forward Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. Accordingly, the results of operations of Forward since its acquisition are included in the results of operations of the Company. The Company has allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $97,800 of in-process R&D. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $97,800 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................  $ 57,034
Property, plant and equipment...............................    59,358
Developed technologies......................................    34,800
Assembled workforce.........................................     6,600
Customer list...............................................    13,200
In-process R&D..............................................    97,800
Goodwill....................................................    82,240
Non-current assets..........................................     5,660
Current liabilities.........................................   (86,297)
Non-current liabilities.....................................   (56,327)
                                                              --------
          Total.............................................  $214,068
                                                              ========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     In April 1997, Viasystems Group, Inc.'s stockholders and certain of its affiliates formed Chips Holding, Inc., to acquire Interconnection Systems (Holdings) Limited ("ISL"), a manufacturer of rigid PCBs located in the U.K. On April 21, 1997, Chips Holdings, Inc. acquired ISL for $437,500 plus $8,953 of acquisition fees and expenses (the "ISL Acquisition"). The purchase price consisted entirely of notes payable to the former stockholders of ISL. In connection with the transaction, the stockholders of Viasystems Group, Inc. invested $140,000 of equity capital in Chips Holdings, Inc. On June 6, 1997, Chips Holdings, Inc. merged with Viasystems Group, Inc. and the subsidiaries of Chips Holdings, Inc., including ISL, became subsidiaries of Viasystems and certain of its subsidiaries (the "Chips Merger") in consideration for the issuance to Viasystems Group, Inc.'s stockholders and certain of its affiliates of 140,000,000 shares of Viasystems Group, Inc. common stock valued at $140,000. Viasystems Group, Inc. assumed the $437,500 of notes payable which were incurred by Chips Holdings, Inc. (the "Chips Loan Notes") to finance the ISL acquisition (see Note 8).

     The ISL Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $196,700 of in-process R&D. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $196,700 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

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

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................   $  98,357
Property, plant and equipment...............................     120,329
Developed technologies......................................      66,500
Assembled workforce.........................................       8,000
Customer list...............................................      17,900
In-process R&D..............................................     196,700
Goodwill....................................................     114,042
Non-current assets..........................................      12,971
Current liabilities.........................................     (77,507)
Non-current liabilities.....................................    (110,839)
                                                               ---------
          Total.............................................   $ 446,453
                                                               =========

     Forward's and ISL's (the "1997 Acquisitions") in-process R&D value is comprised of numerous R&D programs that should reach completion during periods ranging from 1998 through 1999. These projects will include the introduction of important new technology that will, if successful, enable the advancement of the 1997 Acquisitions' PCB product line. At the acquisition date, R&D programs ranged in completion from 10% to 90% complete and total continuing research and development commitments to complete the projects are expected to be approximately $5,900. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

                        VIASYSTEMS, INC. & SUBSIDIARIES

Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of the companies' internal cash flows, Viasystems will likely provide a substantial amount of funding to complete each company's programs. Remaining development efforts for the in-process R&D programs are complex and include the development of next-generation technological solutions.

     Certain projects within the 1997 Acquisitions' in-process R&D programs began to bear results in 1998. As evidenced by their continued support for these projects, management believes the Company is well positioned to successfully complete each of the major in-process R&D programs. Management believes other in-process projects are on track to be completed and will continue to bear results in future periods. However, there is risk associated with the completion of the projects and there is no assurance that each will meet with either technological or commercial success. The substantial delay or outright failure of the in-process R&D related to the 1997 Acquisitions would impact the Company's business, results of operations and cash flows.

     The 1997 Acquisitions' total revenues are projected to increase over the next 5 years, assuming the successful completion and market acceptance of the in-process R&D programs. Estimated revenue from existing technologies of the 1997 Acquisitions is expected to grow in 1999, then begins a slow decline over the next 10 years as the in-process technologies are completed and existing processes and know-how approach obsolescence. The estimated revenues for in-process R&D projects related to the 1997 Acquisitions are expected to peak in 2005, and thereafter decline as other new products and technologies are expected to enter the market.

     In January 1998, the Company acquired certain assets and assumed certain liabilities of the PCB production facility of Ericsson Telecom AB ("Ericsson") located in Sweden (the "Ericsson Facility"), for a cash purchase price of approximately $7,000. In addition, the Company and Ericsson signed a three-year supply agreement whereby Ericsson committed to purchase 40% of its PCB requirements from the Company.

     In February 1998, the Company acquired all the outstanding shares of Print Service Holding N.V., the parent holding company of Mommers Print Service B.V. ("Mommers"), a PCB manufacturer located in The Netherlands and specializing in the production of high-volume, medium- to high-complexity PCBs and backplanes, for a cash purchase price of approximately $59,399, plus assumed obligations (the "Mommers Acquisition"). Accordingly, the results of operations of Mommers since its acquisition are included in the results of operations of the company.

     The Mommers Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process R&D. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $5,300 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see
Note 2).

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................   $ 24,634
Property, plant and equipment...............................     28,917
Acquired intangibles........................................     13,000
In-process R&D..............................................      5,300
Goodwill....................................................     28,562
Current liabilities.........................................    (29,468)
Non-current liabilities.....................................    (11,546)
                                                               --------
          Total.............................................   $ 59,399
                                                               ========

     In March 1998, the Company acquired all the outstanding shares of Zincocelere S.p.A. ("Zincocelere"), a PCB manufacturer located in northern Italy and specializing in the production of high-volume medium- to high-complexity PCBs, for a cash purchase price of approximately $85,012, plus assumed obligations (the "Zincocelere Acquisition").

     The Zincocelere Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process R&D. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use totaled $14,800 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................   $ 58,642
Property, plant and equipment...............................     51,620
Acquired intangibles........................................     21,000
In-process R&D..............................................     14,800
Goodwill....................................................     37,680
Current liabilities.........................................    (56,620)
Non-current liabilities.....................................    (42,110)
                                                               --------
          Total.............................................   $ 85,012
                                                               ========

     The Mommers and Zincocelere Acquisitions were funded by a February 1998 offering of $100,000 of 9 3/4% Series B Senior Subordinated Notes due 2007, a $70,000 term loan (see Note 8), and an additional equity contribution of $50,000.

     Mommers' and Zincocelere' (the "1998 Acquisitions") in-process R&D value is comprised of numerous R&D programs that should reach completion during periods ranging from 1999 through 2001. These projects will include the introduction of important new technology that will, if successful, enable the advancement of the 1998 Acquisitions' PCB product line. At the acquisition date, R&D programs ranged in completion from 10% to 90% complete and total continuing research and development commitments to complete the projects are expected to be approximately $15,900. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

                        VIASYSTEMS, INC. & SUBSIDIARIES

Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of the companies' internal cash flows, Viasystems will likely provide a substantial amount of funding to complete each company's programs. Remaining development efforts for the in-process R&D programs are complex and include the development of next-generation technological solutions.

     Certain projects within the 1998 Acquisitions' in-process R&D programs will begin to bear results in late 1999. As evidenced by their continued support for these projects, management believes the Company is well positioned to successfully complete each of the major in-process R&D programs. Management believes other in-process projects are on track to be completed and will continue to bear results in future periods. However, there is risk associated with the completion of the projects and there is no assurance that each will meet with either technological or commercial success. The substantial delay or outright failure of the in-process R&D related to the 1998 Acquisitions would impact the Company's business, results of operations and cash flows.

     The 1998 Acquisitions' total revenues are projected to increase over the next 5 years, assuming the successful completion and market acceptance of the in-process R&D programs. Estimated revenue from existing technologies of the 1998 Acquisition is expected to grow in 1999, then begins a slow decline over the next 5-8 years as the in-process technologies are completed and existing processes and know-how approach obsolescence. The estimated revenues for in-process projects related to the 1998 Acquisitions are expected to peak in 2003, and thereafter decline as other new products and technologies are expected to enter the market.

     The Company incurred significant charges in 1996, 1997 and 1998 related to purchased in-process R&D costs. A portion of the purchase price for acquisitions was attributed to the value of in-process R&D projects and was expensed in accordance with Statement of Accounting Standards No. 2, "Accounting for Research and Development Costs." The Company believes its accounting for purchased in-process R&D was made in accordance with generally accepted accounting principles and valuation practices at the time of the related acquisitions. The Company obtained independent valuations of the purchased in-process R&D. The income valuation approach was used to determine the fair value of the in-process R&D projects acquired in connections with the acquisitions made in 1996 and 1997. In 1998, the Company applied the Security and Exchange Commission's new guidelines for valuing purchased in-process R&D.

     In connection with the acquisitions of Forward, ISL, Mommers, Zincocelere, and the Ericsson Facility, the Company's management assessed and evaluated the operations, employment levels and overall strategic fit of each facility acquired. As a result of this assessment and finalization of its plans, the Company recorded certain plant shutdown, downsizing and consolidation accruals as part of the purchase price allocations related to the 1997 and 1998 Acquisitions, which also resulted in certain adjustments to the Company's preliminary purchase price allocations.

     Accruals were established to cover costs associated with the closure of the Selkirk and Galashiels, Scotland facilities, to cover costs associated with the closure of the Manchester, Rugby and Telford, England facilities, to cover costs associated with redundant employment levels at the Norrkoping, Sweden and Echt, Netherlands facilities and to cover the cost of consolidating redundant administrative functions among the 1998 Acquisitions. The accruals cover shutdown costs from the period of the plant closure to the date of disposal, including personnel and severance related costs, lease commitment costs, equipment removal and disposal costs, cleanup and restoration costs and idle plant costs.

     During fiscal 1998, plant shutdown and downsizing actions resulted in the termination of approximately 860 employees. Remaining shutdown actions are expected to be complete by the end of fiscal 1999.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Details of accrued liabilities follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1998
                                                             ------------    ------------
Balance, beginning of year.................................     $   --         $ 8,863
Provisions:
  Personnel and severance costs............................      4,000          35,313
  Equipment removal and disposal...........................      3,300           7,356
  Idle plant costs.........................................         --           5,715
  Cleanup and restoration..................................      1,000           3,519
  Lease commitment costs...................................        563           1,906
                                                                ------         -------
          Total............................................      8,863          62,672
                                                                ------         -------
Costs incurred:
  Personnel and severance costs............................         --          19,394
  Equipment removal and disposal...........................         --           1,475
  Idle plant costs.........................................         --             371
  Cleanup and restoration..................................         --           1,812
  Lease commitment costs...................................         --              --
                                                                ------         -------
          Total............................................         --          23,052
                                                                ------         -------
Balance, end of year.......................................     $8,863         $39,620
                                                                ======         =======

     Included below is unaudited pro forma financial data setting forth results of operations of the Company for the year ended December 31, 1997, as though the Forward Acquisition, the ISL Acquisition, the Mommers Acquisition and the Zincocelere Acquisition and the related financing had occurred at January 1, 1997 and for the year ended December 31, 1998, as though the Mommers Acquisition and the Zincocelere Acquisition and the related financing had occurred at January 1, 1998. In preparing this data, the financial data of Forward for the three months ended March 31, 1997 has been translated at an exchange rate of U.K. L0.61=U.S.$1.00, which is not materially different from the average exchange rate for the period. The financial data for ISL for the three months ended April 4, 1997, has been translated at an exchange rate of U.K. L0.61=U.S.$1.00, which is not materially different from the average exchange rate for the period. The financial data of Mommers for the year ended December 31, 1997 and for the two months ended February 28, 1998, has been translated at an exchange rate of Dutch Guilder 2.02=U.S.$1.00 and Dutch Guilder 2.08=U.S.$1.00, respectively, which is not materially different from the average exchange rate for the respective period. The financial data of Zincocelere for the year ended December 31, 1997, and for the two months ended February 28, 1998 has been translated at an exchange rate of Italian Lira 1,761.00=U.S.$1.00 and Italian Lira 1,821.00=U.S.$1.00, respectively, which is not materially different from the average exchange rate for the respective period.

                                                                 1997         1998
                                                              ----------   ----------
Net sales...................................................  $1,129,264   $1,067,080
Loss before extraordinary item..............................    (387,148)     (92,439)
Net loss....................................................    (389,867)     (92,439)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     The Company is primarily involved in marketing, manufacturing and distributing advanced printed circuit boards ("PCBs") and assembled backplanes at various facilities located in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Italy, Sweden, China and Puerto Rico. The Company's

                        VIASYSTEMS, INC. & SUBSIDIARIES
customers include a diverse base of manufacturers in the telecommunications, computer and automotive industries throughout North America and Europe.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  Foreign Currency Translation

     Local currencies have been designated as the functional currency for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are included as a component of stockholders' equity on the consolidated balance sheet. See the consolidated statements of operations and comprehensive income for the impact of such gains and losses on the measurement of comprehensive income.

  Derivative Financial Instruments

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

Building....................................................   40 years
Leasehold improvements......................................   10-12 years
Machinery, equipment, systems and other.....................   3-8 years

  Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

  Intangible Assets

     Intangible assets consist primarily of identifiable intangibles acquired and goodwill arising from the excess of cost over the fair value of net assets acquired. The Company assesses the recoverability of its intangible assets based on its current and anticipated future undiscounted cash flows. In addition, the Company's policy for the recognition and measurement of any impairment of goodwill is to assess the current and anticipated future discounted cash flows associated with the goodwill. An impairment of goodwill occurs

                        VIASYSTEMS, INC. & SUBSIDIARIES
when the discounted cash flows (excluding interest) do not exceed the carrying amount of goodwill. The amount of the impairment loss is the difference between the amount of the goodwill and the discounted cash flows associated with the goodwill. At December 31, 1998 the Company does not believe there has been any impairment of its identified intangible assets or goodwill. Amortization of intangible assets is computed using systematic methods over the estimated useful lives of the related assets as follows:

                                                      LIFE              METHOD
                                                      ----              ------
Developed technologies............................  15 years   Double-declining balance
Assembled workforce...............................  1 year     Straight-line
Customer list.....................................  3 years    Straight-line
Goodwill..........................................  20 years   Straight-line

  Revenue Recognition

     Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms.

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

  Fair Value of Financial Instruments

     The fair market value of the Senior Subordinated Notes due 2007 and the Series B Senior Subordinated Notes due 2007 is $372,000 and $93,000, respectively, at December 31, 1998. The Company has estimated this fair value data by using current market data. The fair market values of the other financial instruments included in the consolidated financial statements approximate the carrying values of those instruments.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income (loss) and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. See the consolidated statements of operations and comprehensive income for the impact of such gains and losses on the measurement of comprehensive income.

     In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business' operating segments, products and services, geographic areas of operations and major customers. Effective January 1, 1998, the Company adopted SFAS No. 131 (See Note 13).

     In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosure about Pensions and Other Post Retirement Benefits," which establishes reporting requirements related to a business' pension and other post retirement benefits. Effective January 1, 1998, the Company adopted SFAS No. 132 (See Note 16).

                        VIASYSTEMS, INC. & SUBSIDIARIES

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal year 1999 and will report the write off of the net book value of start-up costs as of January 1, 1999, of approximately $23,000 as a cumulative effect of a change in accounting principle.

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

3. SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash paid for interest for the period from inception (August 28, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998, was $323, $59,956 and $91,068, respectively. Cash paid for income taxes for the period from inception (August 28, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998 was $1,184, $4,742 and $20,951, respectively.

     The purchase of the shares of Forward Group was partially funded through the issuance of approximately $24,420 of notes payable to Forward Group's former shareholders. The purchase of shares of ISL was entirely funded through the issuance of approximately $437,500 of loan notes.

     In 1997, the Company received a non-cash contribution of $118,250 from Group when Group transferred $118,250 in cash to Bisto Funding, Inc. The cash transfer was recorded as a capital contribution and a reduction of the carrying amount of the notes payable to the former shareholders of Interconnection Systems (Holdings) Limited (see Note 1). The notes payable recorded by the Company are net of the $118,250 as Bisto Funding, Inc. is contractually obligated to pay such amount to the note holders in the event the notes payable are redeemed (see Note 8).

4. INVENTORIES

     The composition of inventories at December 31 is as follows:

                                                               1997       1998
                                                              -------   --------
Raw materials...............................................  $24,709   $ 48,497
Work in process.............................................   28,472     39,688
Finished goods..............................................    9,420     17,434
                                                              -------   --------
          Total.............................................  $62,601   $105,619
                                                              =======   ========

                        VIASYSTEMS, INC. & SUBSIDIARIES

5. INTANGIBLE ASSETS

     The composition of intangible assets at December 31 is as follows:

                                                                1997       1998
                                                              --------   ---------
Developed technologies......................................  $122,808   $ 139,220
Assembled workforce.........................................    25,468      33,907
Customer list...............................................    39,679      55,300
Goodwill....................................................   180,039     283,786
                                                              --------   ---------
                                                               367,994     512,213
Less: Accumulated amortization..............................   (58,524)   (120,604)
                                                              --------   ---------
          Total.............................................  $309,470   $ 391,609
                                                              ========   =========

6. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31 is as follows:

                                                                1997       1998
                                                              --------   ---------
Land and buildings..........................................  $ 77,346   $ 107,563
Machinery, equipment, systems and other.....................   343,028     471,214
Construction in progress....................................    78,101     132,037
Leasehold improvements......................................     1,505       7,496
                                                              --------   ---------
                                                               499,980     718,310
Less: Accumulated depreciation..............................   (51,852)   (138,106)
                                                              --------   ---------
          Total.............................................  $448,128   $ 580,204
                                                              ========   =========

7. ACCRUED AND OTHER LIABILITIES

     The composition of accrued and other liabilities at December 31 is as follows:

                                                               1997       1998
                                                              -------   --------
Accrued payroll and related costs...........................  $22,761   $ 30,596
Accrued capital expenditures................................   24,565     13,040
Plant shutdown, downsizing and consolidation accruals.......       --     39,620
Accrued and other liabilities...............................   38,534     58,144
                                                              -------   --------
          Total.............................................  $85,860   $141,400
                                                              =======   ========

                        VIASYSTEMS, INC. & SUBSIDIARIES

8. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31 is as follows:

                                                                1997        1998
                                                              --------   ----------
Credit Agreements:
  Term Facilities...........................................  $ 87,500   $  175,438
  Revolvers.................................................        --      117,244
Senior Subordinated Notes Due 2007..........................   400,000      400,000
Series B Senior Subordinated Notes Due 2007.................        --      100,000
Series B Senior Subordinated Notes Due 2007, Premium........        --        4,211
Chips Loan Notes Liability..................................   319,250      285,312
Capital lease obligations (see Note 9)......................    27,210       22,166
Other.......................................................    13,415       30,124
                                                              --------   ----------
                                                               847,375    1,134,495
          Less current maturities...........................   (31,363)     (54,534)
                                                              --------   ----------
                                                              $816,012   $1,079,961
                                                              ========   ==========

     The schedule of principal payments for long-term obligations at December 31, 1998 is as follows:

1999........................................................   $   54,534
2000........................................................       74,582
2001........................................................       69,769
2002........................................................      184,212
2003........................................................      147,817
Thereafter..................................................      603,581
                                                               ----------
                                                               $1,134,495
                                                               ==========

  Second Amended and Restated Credit Agreement

     In connection with the 1997 Offering and the Chips Merger, Viasystems Group, Inc., as guarantor, and Viasystems and certain of its subsidiaries, as borrowers, entered into a Second Amended and Restated Credit Agreement with terms substantially similar to the Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for (i) an $88,000 term loan facility (the "U.S. Term Loan") and a $150,000 revolving credit facility (the "U.S. Revolving Loan" and together with the U.S. Term Loan, the "U.S. Loans"); (ii) a U.S. $25,000 revolving credit facility (the "Canadian Revolving Loan"), (iii) a L32,000 revolving credit facility (the "Forward Group Revolving Loan") and a L27,600 revolving credit facility (the "Chips Revolving Loan", and together with the Forward Group Revolving Loan, the "U.K. Revolving Loans", and together with the U.S. Revolving Loan and the Canadian Revolving Loan, the "Revolving Loans") and (iv) U.S.$346,463 Letter of Credit Facility in respect of the Chips Loan Notes comprised of (a) a U.S.$319,250 term loan facility ("the Chips Term Loan" and together with the U.S. Term Loan, the "Term Loans") in respect of the principal portion of the Chips Loan Notes and (b) a U.S.$27,213 facility in respect of interest on the Chips Loan Notes. The Chips Term Loan is an unfunded term loan facility that may be drawn upon by the Company so that it may satisfy the Chips Loan Notes Liability. Borrowings under the Second Amended and Restated Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of the Company and its subsidiaries.

     In February 1998, the Senior Credit Facilities were amended to, among other things, establish an additional $70.0 million U.S. term loan (the "Additional Term Loan") and increases available revolving credit facilities by $25.0 million (the "Amended Senior Credit Facilities").

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The U.S. Term Loan consists of three tranches: (i) $55,000 of tranche B term loans (the "Tranche B Loan"), (ii) $33,000 of tranche C term loans (the "Tranche C Loan") and (iii) $70,000 of Addition Term Loan. The Tranche B Loan amortizes semiannually over eight years, the Tranche C Loan is payable $1,500 on December 31, 2004 and $31,500 on June 30, 2005, and the Additional Term Loan amortizes semiannually over 6.5 years. The Chips Term Loan amortizes semi-annually over six years.

     The Company may use the Revolving Loans for letters of credit in an amount not to exceed $15,000, in the case of both the U.S. Revolving Loan and the Canadian Revolving Loan, and related letters of credit and bankers' acceptances in an amount not to exceed L5,000 in the case of the Forward Group Revolving Loan and L10,000 in the case of the Chips Revolving Loan. Of the Forward Group Revolving Loan, L2,232 is available solely to finance obligations in respect of the notes payable to the selling stockholders of Forward. At December 31, 1998, the Company had approximately $161,200 of available borrowing capacity under the Revolving Loans, of which, approximately $59,900 was available solely for future acquisitions.

     The U.S. Loans bear interest, at the Company's election, at either: (i) the Eurocurrency Base Rate plus (a) 2.5% in the case of the Chips Term Loan and U.S. Revolving Loan, (b) 2.75% in the case of the Additional Term Loan, (c) 3.0% in the case of Tranche B Loan, or (d) 3.5% in the case of Tranche C Loan; or (ii) the Alternate Base Rate plus (a) 1.5% in the case of the Chips Term Loan or U.S. Revolving Loan, (b) 1.75% in the case of the Additional Term Loan, (c) 2.0% in the case of Tranche B Loan, or (d) 2.5% in the case of Tranche C Loan. The Alternate Base Rate is the highest of The Chase Manhattan Bank's Prime Rate, the Three-Month Secondary CD Rate (as defined therein) plus 1.0%, and the Federal Funds Effective Rate (as defined therein) plus 0.5%. The Canadian Revolving Loan denominated in U.S. dollars bears interest, at Circo Craft's election, at either
(i) the Eurocurrency Base Rate plus 2.5% or (ii) the Canadian Alternate Base Rate plus 1.5%. The Canadian Revolving Loan denominated in Canadian Dollars bears interest, at Circo Craft's election either (i) the Canadian Bankers Acceptance Discount Rate plus 2.5% or (ii) the Canadian Prime Rate plus 1.5%. The Canadian Alternate Base Rate is equal to the higher of Canadian Agent's prime rate or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%. The U.K. Revolving Loans and any Chips Term Loans converted to pounds sterling bear interest at the Eurocurrency Base Rate plus 2.5%. At December 31, 1997 and 1998 the weighted average interest rate on outstanding borrowings under the Amended an Restated Credit Agreement was 8.69% and 8.0%, respectively.

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

     The Amended Senior Credit Facilities restrict the Company from, among other things: (i) incurring additional indebtedness (other than permitted indebtedness); (ii) creating liens; (iii) disposing of assets; (iv) guaranteeing indebtedness; (v) merging or selling substantially all of its assets; (vi) declaring and paying certain dividends; (vii) making certain investments and loans; and (viii) entering into certain transactions with affiliates, in each case with certain exceptions customary for credit facilities such as the Amended Senior Credit Facilities. In addition, the Second Amended and Restated Credit Agreement contains financial covenants which require the Company to maintain certain financial ratios and limit the Company's amount of capital expenditures.

  Senior Subordinated Notes and Series B Senior Subordinated Notes

     In June 1997, Viasystems completed an offering (the "1997 Offering") of $400,000 of 9 3/4% Senior Subordinated Notes due 2007 (the "1997 Notes"). In February 1998, the Company completed the offering of

                        VIASYSTEMS, INC. & SUBSIDIARIES
an additional $100.0 million of 9 3/4% Senior Subordinated Notes due 2007 at a price of 104.5% (the "1998 Notes" and together with the 1997 Notes, the "2007 Notes"). As a condition of the offering of the 1998 Notes, Hicks Muse contributed an additional $50.0 million of equity to the Company. A portion of the proceeds of the 1998 Notes, the additional term loan under the Senior Credit Facilities, and the equity contribution have been used to fund the acquisitions of the Ericsson Facility, Mommers, and Zincocelere (see Note 1).

     Interest on the 2007 Notes is due semiannually. The 2007 Notes may not be redeemed prior to June 1, 2002, except in the event of a Change of Control (as defined) or and Initial Public Offering (as defined) and at premium (as defined in the Indenture). The 2007 Notes are redeemable, at the Company's option, at the redemption prices of 104.875% at June 1, 2002, and at decreasing prices to 100% at June 1, 2005, and thereafter, plus accrued interest. In addition, prior to June 1, 2001, the Company may redeem, within specified guidelines, up to $35,000 of the 2007 Notes with proceeds of one or more Equity Offerings (as defined) by the Company or Viasystems Group, Inc. at a redemption price of 109.75% plus accrued interest. Viasystems used the net proceeds of the 1997 Offering to repay the Subordinated Credit Facility, approximately $130,000 of term loans outstanding under the Amended and Restated Credit Agreement, and approximately $41,600 of revolving credit amounts outstanding under the Amended and Restated Credit Agreement which was borrowed subsequent to December 31, 1996, to repay debt assumed in the acquisition of Chips, plus interest on all debt repaid.

     The fair market value of the Senior Subordinated Notes due 2007 and the Series B Senior Subordinated Notes due 2007 is $372,000 and $93,000, respectively, at December 31, 1998. The Company has estimated this fair value data by using current market data.

  Chips Loan Notes Liability

     In June 1997 and pursuant to the Chips Merger, Viasystems Group, Inc. assumed the $437,500 of Chips Loan Notes, and the Company entered into a reimbursement obligation which requires it to pay a portion of the Chips Loan Notes in the event such notes are called. The Chips Loan Notes mature on March 31, 2003 and bear interest, payable quarterly, at approximately 6.22% per annum through April 1, 1998, with variable rate thereafter discounted from the U.S. prime rate. The Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998. The Chips Loan Notes are collateralized by letters of credit which are in turn collateralized in part by a fully cash collateralized $118,250 reimbursement obligation of Bisto Funding, Inc., a special purpose entity and sister company of Viasystems established as a subsidiary of Viasystems Group, Inc. in connection with the acquisition of ISL, with the remainder, including interest on the Chips Loan Notes for one year, collateralized by a reimbursement obligation of Viasystems (the "Chips Reimbursement Obligation"). As such, the Company's liability for principal under the Chips Loan Notes represents $319,250 (the "Chips Loan Notes Liability"), or the amount achieved by netting the $118,250 of cash collateral held by Bisto Funding, Inc. against the $437,500 of Chips Loan Notes. To the extent the interest income earned by Bisto Funding, Inc. on the $118,250 of cash it holds is insufficient to fund interest on $118,250 of the principal amount of the Chips Loan Notes, the Company will be required pursuant to the terms of the Chips Reimbursement Obligation to fund any such shortfall. Upon redemption of the Chips Loan Notes, the first $118,250 of principal payments will be paid by Bisto Funding, Inc. and the remainder will be funded by the Company in accordance with the Chips Reimbursement Obligation. Although the Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998, the Chips Loan Notes have not been classified as current at December 31, 1997 and 1998, since the Company has in place a facility to replace the Chips Loan Notes in the event they are called.

     In April 1998 the holders of the Chips Loan Notes redeemed $152,200 of the Chips Loan Notes. As such, $118,300 of cash held by Bisto Funding, Inc. was paid to the holders of the Chips Loan Notes. The

                        VIASYSTEMS, INC. & SUBSIDIARIES

Company borrowed $33,900 of the available Chips Term Loan to fund its portion of the payment of the Chips Loan Notes.

  Senior Subordinated Credit Agreement

     In April 1997, the Company entered into a $216,000 Senior Subordinated Credit Agreement (the "Subordinated Credit Facility"). The proceeds of the Subordinated Credit Facility were used to repay $20,000 of term loans outstanding under the Credit Agreement and to repay a tender facility used to acquire Forward Group. Amounts due under the Senior Subordinated Credit Facility were repaid with proceeds from the 1997 Offering.

9. COMMITMENTS

     The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant, and equipment as of December 31, 1997 and 1998, was $49,042 and $59,134, respectively, of cost basis and $16,895 and $28,067, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $255, $3,005 and $3,209 for the period from inception (August 28, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

YEAR ENDING
DECEMBER 31,                                                  CAPITAL   OPERATING
------------                                                  -------   ---------
   1999.....................................................  $13,353    $2,874
   2000.....................................................    7,977     2,318
   2001.....................................................    1,986     1,232
   2002.....................................................       38       993
   2003.....................................................       --       894
                                                              -------    ------
          Total.............................................   23,354    $8,311
                                                                         ======
   Less: Amounts representing interest......................   (1,188)
                                                              -------
          Capital lease obligation (see Note 8).............  $22,166
                                                              =======

10. OTHER NONCURRENT LIABILITIES

     Included in other noncurrent liabilities are liabilities for monitoring and oversight fees to Hicks, Muse & Co. Partners L.P. ("Hicks, Muse"), a shareholder and affiliate of the Company, (see Note 18) and deferred income related to reimbursement agreements with two governmental agencies in the U.K (the "U.K. Agreements"). Pursuant to the U.K. Agreements, the agencies have provided funds totaling approximately $20,000 as of December 31, 1998. Funds received by the Company under the U.K. Agreements are not subject to repayment, provided that the Company meets certain employment requirements at its manufacturing facilities. As the Company has met and management believes that it will continue to meet these requirements, the Company is recognizing the amounts to be received under the U.K. Agreements as a reduction of cost of sales over the life of the U.K. Reimbursement Agreements and, as such, recognized a reduction of cost of sales of approximately $3,134 and $3,147 during the years ended December 31, 1997 and 1998, respectively.

                        VIASYSTEMS, INC. & SUBSIDIARIES

11. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The (benefit) for income taxes for the period from inception (August 28, 1996) to December 31, 1996 and the provision (benefit) for income taxes for the years ended December 31, 1997 and 1998 consisted of the following:

                                                         1996       1997       1998
                                                        -------   --------   --------
Current:
  Federal.............................................  $    --   $  3,990   $ 13,286
  State...............................................       --        920        279
  Foreign.............................................      170     18,631     (5,772)
                                                        -------   --------   --------
                                                            170     23,541      7,793
                                                        -------   --------   --------
Deferred:
  Federal.............................................   (5,698)    (2,195)    (2,552)
  State...............................................       --       (507)       (35)
  Foreign.............................................      104    (12,407)   (12,540)
                                                        -------   --------   --------
                                                         (5,594)   (15,109)   (15,127)
                                                        -------   --------   --------
                                                        $(5,424)  $  8,432   $ (7,334)
                                                        =======   ========   ========

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                        1996       1997        1998
                                                      --------   ---------   --------
U.S. Federal statutory rate.........................  $(18,416)  $(108,941)  $(29,674)
Permanent items.....................................    15,680     113,159     24,653
State taxes.........................................    (3,250)        269        244
Foreign taxes in excess of U.S. statutory rate......       213       3,945     (2,413)
Other...............................................       349          --       (144)
                                                      --------   ---------   --------
                                                      $ (5,424)  $   8,432   $ (7,334)
                                                      ========   =========   ========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
Deferred tax assets:
  Accrued liabilities not yet deductible....................    $ 17,306       $ 24,976
  Net operating loss carryforwards..........................         406         22,848
  AMT credit carryforwards..................................          --          3,594
  Other.....................................................       1,590          3,423
                                                                --------       --------
                                                                  19,302         54,841
     Valuation allowance....................................        (260)            --
                                                                --------       --------
                                                                  19,042         54,841
                                                                --------       --------
Deferred tax liabilities:
  Intangibles...............................................     (40,251)       (39,159)
  Fixed assets..............................................     (27,747)       (34,450)
  Other.....................................................      (1,535)        (3,605)
                                                                --------       --------
                                                                 (69,533)       (77,214)
                                                                --------       --------
          Net deferred tax asset (liability)................    $(50,491)      $(22,373)
                                                                ========       ========

     The current deferred tax assets are included in prepaid expenses and other and the long-term deferred tax assets, consisting of net operating loss carryforwards, are in other assets in the Consolidated Balance Sheets.

     Approximate domestic and foreign income (loss) before income tax provision and extraordinary item are as follows:

                                                                           YEAR ENDED
                                                    INCEPTION             DECEMBER 31,
                                               (AUGUST 28, 1996) TO   --------------------
                                                DECEMBER 31, 1996       1997        1998
                                               --------------------   ---------   --------
Domestic.....................................        $(14,426)        $   5,307   $  1,792
Foreign......................................         (39,740)         (316,567)   (93,909)

     As of December 31, 1998, the Company has $5,794 of Puerto Rican net operating loss carryforwards, which will expire in 2001-2003, if not previously utilized. All other net operating loss carryforwards carry forward indefinitely. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $15,000 of undistributed earnings of its foreign subsidiaries because the Company does not expect those earnings to reverse and become taxable to the Company in the foreseeable future.

12. CONTINGENCIES

     The Company is subject to various lawsuits and claims with respect to such matters as patents, product development and other actions arising in the normal course of business. In the opinion of the Company's management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on the Company's financial condition and results of operations and cash flows.

     The Company believes it is in material compliance with applicable environmental laws and regulations and that its environmental controls are adequate to address existing regulatory requirements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

13. BUSINESS SEGMENT INFORMATION

     The Company operates in one product business segment -- the manufacture and sale of PCBs, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by two geographical segments. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (note 2). Segment data includes intersegment revenues.

     Pertinent financial data by major geographic segments is as follows:

                                                     OPERATING       TOTAL        CAPITAL
                                      NET SALES    INCOME/(LOSS)     ASSETS     EXPENDITURES
                                      ----------   -------------   ----------   ------------
NORTH AMERICA:
  Inception (August 28, 1996) to
     December 31, 1996..............  $   50,400     $ (50,931)    $  387,741     $  3,563
  Year ended December 31, 1997......     499,266        50,495        436,484       42,276
  Year ended December 31, 1998......     521,920        65,226        509,059       52,350
EUROPE:
  Inception (August 28, 1996) to
     December 31, 1996..............  $       --     $      --     $       --     $     --
  Year ended December 31,1997.......     296,023      (289,490)       632,428       74,887
  Year ended December 31, 1998......     512,239       (50,494)       945,644       78,011
ELIMINATIONS
  Inception (August 28, 1996 to
     December 31, 1996).............  $       --     $      --     $       --     $     --
  Year ended December 31, 1997......          --            --             --           --
  Year ended December 31, 1998......      (2,231)           --             --           --
TOTAL:
  Inception (August 28, 1996) to
     December 31, 1996..............  $   50,400     $ (50,931)    $  387,741     $  3,563
  Year ended December 31, 1997......     795,289      (238,995)     1,068,912      117,163
  Year ended December 31, 1998......   1,031,928        14,732      1,454,703      130,361

     Sales by country of destination are as follows:

                                                                           YEAR ENDED
                                                    INCEPTION             DECEMBER 31,
                                               (AUGUST 28, 1996) TO   ---------------------
                                                DECEMBER 31, 1996       1997        1998
                                               --------------------   --------   ----------
United States................................        $38,003          $436,728   $  453,583
United Kingdom...............................            119           138,274      189,103
Sweden.......................................             --            45,168      105,331
Canada.......................................         11,549            54,555       47,880
Other........................................            729           120,564      236,031
                                                     -------          --------   ----------
          Total..............................        $50,400          $795,289   $1,031,928
                                                     =======          ========   ==========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Long-lived assets by country are as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              --------   ----------
United States...............................................  $215,654   $  248,065
United Kingdom..............................................   520,241      575,171
The Netherlands.............................................        --       66,275
Italy.......................................................        --      102,874
Canada......................................................    80,399       84,171
Other.......................................................        --       14,036
                                                              --------   ----------
          Total.............................................  $816,294   $1,090,592
                                                              ========   ==========

14. CONCENTRATION OF BUSINESS

     Sales to one customer were 27%, 39% and 32% of net revenues for the period from inception (August 28, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively.

15. STOCK OPTION PLANS

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

     Viasystems Group, Inc. has also granted performance options ("the Performance Options") to certain key executives. The Performance Options are exercisable only on the occurrence of certain events. The exercise price for the Performance Options is initially equal to $1.00 per share for grants made during 1996 and 1997 and $1.22 per share for grants made during 1998 and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.08. The Performance Options terminate on the tenth anniversary date of the date of grant.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Option Plan. Had compensation cost for the Option Plan and the Performance Options been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Financial Accounting Standards No. 123, pro forma net loss for the years ended December 31, 1997 and 1998, would have been $(327,588) and $(84,961), respectively.

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

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Changes in the status of the Option Plan are summarized below:

                                           WEIGHTED                      WEIGHTED
                                           AVERAGE                       AVERAGE
                                        EXERCISE PRICE    OPTIONS     EXERCISE PRICE   OPTIONS
                                          PER SHARE       GRANTED       PER SHARE      VESTED
                                        --------------   ----------   --------------   -------
December 31, 1996.....................      $  --                --       $  --             --
  Granted.............................       1.00         5,230,000          --             --
  Vested..............................       1.00                --        1.00        200,000
  Forfeited...........................       1.00           (25,000)         --             --
                                                         ----------                    -------
December 31, 1997.....................       1.00         5,205,000        1.00        200,000
  Granted.............................       1.22         3,085,000          --             --
  Vested..............................       1.00                --        1.00        726,000
  Forfeited...........................       1.02        (1,520,000)         --             --
  Exercised...........................       1.00           (15,000)       1.00        (15,000)
                                                         ----------                    -------
December 31, 1998.....................      $1.10         6,755,000       $1.00        911,000
                                                         ==========                    =======

     Changes in the status of the Performance Options are summarized below:

                              WEIGHTED
                              AVERAGE
                           EXERCISE PRICE    OPTIONS     OPTIONS
                             PER SHARE       GRANTED     VESTED
                           --------------   ----------   -------
August 28, 1996
  (inception)............      $1.00                --     --
  Granted................       1.00         1,085,187     --
                                            ----------     --
December 31, 1996........       1.00         1,085,187     --
  Granted................       1.00         8,138,904     --
  Vested.................         --                --     --
  Forfeited..............         --                --     --
                                            ----------     --
December 31, 1997........       1.01         9,224,091     --
  Granted................       1.22         1,663,320     --
  Vested.................         --                --
  Forfeited..............       1.00          (607,713)    --
                                            ----------     --
December 31, 1998........      $1.11        10,279,698     --
                                            ==========     ==

     The weighted average grant-date fair value of options granted during 1997 and 1998 was $0.23 and $0.29 per share, respectively. All options outstanding under the Option Plan at December 31, 1998, have exercise prices between $1.00 and $1.22 per share and have weighted average remaining contractual lives of between 9 and 10 years.

     Of the Performance Options outstanding at December 31, 1998, 998,371 and 7,618,007 and 1,663,320 have exercise prices of $1.17, $1.08 and $1.22, respectively, and have weighted average remaining contractual lives of between 9 and 10 years.

16. RETIREMENT PLANS

     The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401 (k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company contributes 1% of employees salaries to the Plan and matches a percentage of the employees'

                        VIASYSTEMS, INC. & SUBSIDIARIES
deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Plan at the end of each year. The Company's contributions to the Plan were $0, $807 and $1,450 for the period from inception (August 28, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively.

     The Company and its subsidiaries have two defined benefit pension plans covering certain groups of employees in foreign countries. The benefits are based on years of services and final average salary. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined.

     Components of net pension expense are as follows:

                                                               1997      1998
                                                              -------   -------
Service cost (present value of benefits earned in the
  year).....................................................  $ 1,821   $ 2,896
Interest cost on the projected benefit obligation...........    2,699     3,741
Expected return on assets...................................   (6,970)   (4,872)
Net amortization and deferral...............................    4,016        --
                                                              -------   -------
Net periodic pension costs..................................  $ 1,566   $ 1,765
                                                              =======   =======

     The following table sets forth a reconciliation of the projected benefit obligation:

                                                               1997      1998
                                                              -------   -------
Projected benefit obligation, beginning of year.............  $    --   $54,469
Acquisitions................................................   44,977        --
Service cost (present value of benefits earned in the
  year).....................................................    1,821     2,896
Interest cost on the projected benefit obligation...........    2,699     3,741
Plan participant's contributions............................    1,347     2,031
Actuarial (gain)/loss.......................................    4,165     3,915
Benefits paid...............................................     (540)     (980)
Translation.................................................       --       397
                                                              -------   -------
Projected benefit obligation, end of year...................  $54,469   $66,469
                                                              =======   =======

     The following table sets forth a reconciliation of the plan assets:

                                                               1997      1998
                                                              -------   -------
Fair value of plan assets, beginning of year................  $    --   $53,434
Acquisitions................................................   43,675        --
Actual return on plan assets................................    6,976     2,980
Employer contributions......................................    1,976     2,841
Plan participant's contributions............................    1,347     2,031
Benefits paid...............................................     (540)     (980)
Translation.................................................       --       389
                                                              -------   -------
Fair value of plan assets, end of year......................  $53,434   $60,695
                                                              =======   =======

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated balance sheet:

                                                               1997      1998
                                                              -------   -------
Projected benefit obligation................................  $54,469   $66,469
Plan assets at fair value, primarily equity and fixed-income
  securities................................................   53,434    60,695
                                                              -------   -------
Plan assets less than projected benefit obligation..........   (1,035)   (5,774)
Unrecognized net actuarial loss.............................      142     5,950
Adjustment required to recognize minimum liability..........       --    (1,916)
                                                              -------   -------
Net pension liability.......................................  $  (893)  $(1,740)
                                                              =======   =======

     The principal assumptions used are as follows:

                                                               1997      1998
                                                              PERCENT   PERCENT
                                                              -------   -------
Weighted average discount rates.............................   6.75%     5.50%
Long term rate of return on plan assets.....................   8.75%     8.00%
Salary Growth...............................................   4.75%     4.25%
Pension Increases...........................................   3.00%     2.50%

17. RESEARCH AND DEVELOPMENT

     Research, development and engineering expenditures for the creation and application of new products and processes were approximately $500, $10,800 and $13,400 for the period from inception (August 28, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively.

18. RELATED PARTY TRANSACTIONS

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement and a Financial Advisory Agreement (together herein defined as the "Agreements") with Hicks, Muse (a shareholder and affiliate of the Company) pursuant to which the Company paid Hicks, Muse a cash fee of $5,013, $10,400 and $2,463 for the period from inception (August 28, 1996) through December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively, as compensation for financial advisory services. The fees have been allocated to acquisition costs and the debt and equity securities issued in connection with the Acquisitions as deferred financing costs. The Agreements further provide that the Company shall pay Hicks, Muse an annual fee of $1,750 for ten years of monitoring and oversight services, adjusted annually at the end of each fiscal year to an amount equal to
 .2% of the budgeted consolidated net sales of the Company, but in no event less than $1,750 annually. The obligation under the Agreement and the related deferred financing costs have been recorded in the consolidated balance sheet and will be amortized over the life of the agreement.

     Pursuant to the Chips Merger, Viasystems Group, Inc. assumed the $437,500 of Chips Loan Notes, and the Company entered into a Reimbursement Obligation which requires it to pay a portion of the principal and interest on the Chips Loan Notes in the event such notes are called. In April 1998, the holders of the Chips Loan Notes redeemed $152,188 of the Chips Loan Notes. As such, $118,250 of cash held by Bisto Fundings, Inc. was paid to the holders of the Chips Loan Notes. The remaining $33,938 was paid to the holders of the Chips Loan Notes by the Company. The Company's remaining portion of the Chips Loan Notes at December 31, 1998 is $285,312 (see Note 8).

                        VIASYSTEMS, INC. & SUBSIDIARIES

19. EXTRAORDINARY ITEM

     During the year ended December 31, 1997, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $7,796, net of income tax benefit of $4,332, related to deferred financing fees incurred on debt retired before maturity.

                                                                     SCHEDULE II

                        VIASYSTEMS, INC. & SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS   BALANCE AT                   CHARGES TO                               BALANCE AT
-- DEDUCTED FROM RECEIVABLES IN   BEGINNING                     COST AND     ACCOUNTS     TRANSLATION     END OF
       THE BALANCE SHEET          OF PERIOD     ACQUISITIONS    EXPENSES    WRITTEN OFF   ADJUSTMENTS     PERIOD
-------------------------------  ------------   ------------   ----------   -----------   -----------   ----------
1997.........................       $  409         $1,632        $7,176       $(7,636)       $992         $2,573
                                    ======         ======        ======       =======        ====         ======
1998.........................       $2,573         $1,470        $  158       $  (548)       $141         $3,794
                                    ======         ======        ======       =======        ====         ======

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

                                            Coopers & Lybrand
                                            General Partnership
                                            Chartered Accountants

Montreal, Quebec
December 20, 1996

                              CIRCO CRAFT CO. INC.

                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                                     NINE MONTH
                                                                    PERIOD ENDED
                                                                 SEPTEMBER 30, 1996
                                                               ----------------------
                                                               (THOUSANDS OF DOLLARS)
Balance -- Beginning of period..............................           43,909
Net earnings for the period.................................            1,974
                                                                       ------
Balance -- End of period....................................           45,883
                                                                       ======

                              CIRCO CRAFT CO. INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                                    NINE MONTH
                                                                   PERIOD ENDED
                                                                SEPTEMBER 30, 1996
                                                              ----------------------
                                                              (THOUSANDS OF DOLLARS)
Sales.......................................................         129,633
Cost of sales...............................................         101,532
                                                                     -------
Operating margin............................................          28,101
                                                                     -------
Selling, general and administrative expenses................           7,969
                                                                     -------
Other expenses (income)
  Depreciation of fixed assets..............................           8,456
  Interest on long-term debt................................             646
  Interest income...........................................            (880)
  Expenses related to sale (note 9).........................           5,907
                                                                     -------
                                                                      14,129
                                                                     -------
Earnings before income taxes and non-controlling interest...           6,003
Provision for income taxes (note 5).........................           3,847
                                                                     -------
Earnings before non-controlling interest....................           2,156
Non-controlling interest....................................             182
                                                                     -------
Net earnings for the period.................................           1,974
                                                                     =======

                              CIRCO CRAFT CO. INC.

            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                                    NINE MONTH
                                                                   PERIOD ENDED
                                                                SEPTEMBER 30, 1996
                                                              ----------------------
                                                              (THOUSANDS OF DOLLARS)
Operating activities
  Net earnings for the period...............................           1,974
     Non-cash items --
       Depreciation of fixed assets.........................           8,456
       Deferred income taxes................................           1,050
       Gain on sale of fixed assets.........................            (716)
       Non-controlling interest.............................             182
                                                                     -------
                                                                      10,946
  Cash provided by (used for) non-cash operating working
     capital items..........................................           7,191
                                                                     -------
                                                                      18,137
                                                                     -------
Financing activities
  Increase in long-term debt................................           4,186
  Repayment of long-term debt...............................          (3,187)
  Decrease in non-controlling interest......................          (2,608)
  Issue of common shares....................................           4,047
                                                                     -------
                                                                       2,438
                                                                     -------
Investing activities
  Acquisition of fixed assets...............................         (13,058)
  Proceeds from sale of fixed assets........................           1,018
                                                                     -------
                                                                     (12,040)
                                                                     -------
Increase in cash............................................           8,535
Cash -- beginning of period.................................          17,730
                                                                     -------
Cash -- end of period.......................................          26,265
                                                                     =======
  Represented by --
     Cash and short-term deposits...........................          28,438
     Bank indebtedness......................................          (2,173)
                                                                     -------
                                                                      26,265
                                                                     =======

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

4. INCOME TAXES

     (a) The company's provision for income taxes includes the following:

                                                                    NINE MONTH
                                                                   PERIOD ENDED
                                                                SEPTEMBER 30, 1996
                                                              ----------------------
                                                              (THOUSANDS OF DOLLARS)

Current.....................................................           2,797
Deferred....................................................           1,050
                                                                      ------
                                                                       3,847
                                                                      ======

     (b) The company's effective income tax rate is as follows:

                                                                       1996
                                                                        %
                                                                       ----
Combined basic federal and provincial income tax rate.......           45.09
Increase (decrease) in income tax rate resulting from:
  Active business income deduction..........................           (7.35)
  Manufacturing and processing deduction....................           (7.00)
  Non-deductible expenses...................................           12.82
  Surtax....................................................            1.12
  Other.....................................................            2.07
                                                                      ------
Combined Canadian rates.....................................           46.75
Unrecognized (recognized) income tax benefits of Circo
  Caribe....................................................           17.33
                                                                      ------
                                                                       64.08
                                                                      ======

     (c) Circo Caribe obtained a fifteen-year tax exemption grant under the 1987 Puerto Rico Tax Incentives Act. The grant expires in December 2011 and provides a 90% exemption on industrial development income and property taxes.

5. MAJOR CUSTOMERS

     Approximately 26%, 19%, and 10%, respectively, of the company's sales were to three unrelated multinational corporations which have multiple divisions responsible for their own purchasing decisions.

6. BUSINESS AND GEOGRAPHIC SEGMENT

     The company's operations are concentrated in the manufacturing of printed circuits, with facilities located in Canada and Puerto Rico selling to a diversified base of manufacturers in the telecommunications,

                              CIRCO CRAFT CO. INC.

computer, automotive, and industrial electronics markets throughout North America. Information concerning the company's business by geographic segment is as follows:

                                                   CANADA        PUERTO RICO    CONSOLIDATED
                                                 NINE MONTH      NINE MONTH      NINE MONTH
                                                PERIOD ENDED    PERIOD ENDED    PERIOD ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996            1996            1996
                                                -------------   -------------   -------------
                                                           (THOUSANDS OF DOLLARS)
Sales to external customers...................     109,756         19,877          129,633
                                                   =======         ======          =======
Inter-segment sales...........................         678            775               --
                                                   =======         ======          =======
Earnings (loss) before income taxes and non-
  controlling interest........................       8,228         (2,225)           6,003
                                                   =======         ======          =======

     Export sales amounted to approximately 66% of the company's total sales to external customers.

7. UNITED STATES ACCOUNTING PRINCIPLES

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

  Net Earnings

     (a) The following summary sets out the material adjustments to the company's reported net earnings, which would be made in order to conform to U.S.
GAAP:

                                                                   NINE MONTH
                                                                  PERIOD ENDED
                                                               SEPTEMBER 30, 1996
                                                               ------------------
                                                                 (THOUSANDS OF
                                                                    DOLLARS)
Net earnings for the period under Canadian GAAP.............         1,974
U.S. GAAP adjustments:
  Translation gains and losses (note 8(b))..................          (103)
  Income taxes (note 8(c))..................................           167
                                                                     -----
Net earnings (loss) for the period under U.S. GAAP..........         2,038
                                                                     =====

     (b) Under Canadian GAAP, translation gains and losses arising on the translation, at exchange rates prevailing at the balance sheet date, of long-term debt denominated in foreign currency are deferred and amortized over the remaining life of the related debt. Under U.S. GAAP, such gains and losses are included in the statement of earnings in the period in which the exchange rate changes.

     (c) Under Canadian GAAP, the company follows the tax allocation method in providing for income taxes while under U.S. GAAP the liability method would be used. Under this method, deferred income taxes are calculated on the difference between accounting and tax values of the assets and liabilities. The current tax rate is used to calculate deferred income taxes at the balance sheet date. Deferred tax assets arising from losses and temporary differences are subject to a valuation allowance whenever it is more likely that the assets will not be realized.

     (d) Under Canadian GAAP, costs of providing life insurance and health care benefits to employees after retirement are recognized as incurred while under U.S. GAAP these costs are accrued during the employees'

                              CIRCO CRAFT CO. INC.

years of active service. This difference in GAAP would not result in a material change to the company's consolidated statements of earnings, retained earnings and changes in financial position.

  Cash flows

     (e) Under U.S. GAAP, the following amounts would be reported:

                                                                   NINE MONTH
                                                                  PERIOD ENDED
                                                               SEPTEMBER 30, 1996
                                                               ------------------
                                                                 (THOUSANDS OF
                                                                    DOLLARS)
Net cash provided by operating activities...................         18,034
Net cash provided by financing activities...................          1,222
Net cash used in investing activities.......................        (14,444)
                                                                    -------
Net increase in cash........................................          4,812
                                                                    -------
Cash at the end of the period...............................         21,412
                                                                    =======

     (f) Canadian GAAP allows the disclosure of a subtotal of the amount of cash provided by operating activities before cash provided by non-cash operating working capital items. U.S. GAAP requires a statement of cash flows without subtotal.

     (g) Under U.S. GAAP, the definition of cash in the statement of cash flows would exclude short-term deposits with original maturities of three months or more and bank indebtedness, which amounted to $8,000,000 and $3,147,000, respectively as at September 30, 1996. Under U.S. GAAP, changes in short-term deposits with original maturities of three months or more would be disclosed as an investing activity and changes in bank indebtedness would be disclosed as a financing activity.

     (h) Machinery and equipment financed through capital leases are included as financing and investing activities in the consolidated statement of changes in financial position under Canadian GAAP but would be excluded from a statement of cash flows under U.S. GAAP. New capital leases amounted to $2,096,000 for the nine-month period ended September 30, 1996.

  Other disclosure

     (i) The disclosure of the following amounts is required under U.S. GAAP:

                                                                NINE MONTH
                                                               PERIOD ENDED
                                                               SEPTEMBER 30,
                                                                   1996
                                                               -------------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
Research and development expenses...........................       3,495
Payments under operating leases.............................         799
Payments under capital leases...............................       1,713
Interest paid...............................................         631
Income taxes paid...........................................       3,931

     (j) The company maintains defined contribution pension plans for certain key employees. The plan allows for employee contributions for a maximum of $11,500, subject to certain legal limitations, of which the company contributes 100%. Under both U.S. GAAP and Canadian GAAP, company contributions are expensed when incurred. The company's contributions for the nine-month period ended September 30, 1996 were $105,000.

                              CIRCO CRAFT CO. INC.

     (k) As at September 30, 1996, Circo Caribe had net operating loss carryforwards of approximately U.S.$5,400,000, which expire from 2000 to 2003.

8. COMMITMENTS

     Circo Caribe leases its manufacturing facilities in Puerto Rico under an operating lease with the Puerto Rico Industrial Development Corporation, which expires on December 31, 2002. Future lease payments will aggregate U.S.$3,048,000, including the following amounts, over the next five years:

                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
                                                               -------------
1997........................................................        508
1998........................................................        508
1999........................................................        508
2000........................................................        508
2001........................................................        508

9. SUBSEQUENT EVENT

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

The Board of Directors
Viasystems Group, Inc.
St. Louis, Missouri:

     We have audited the accompanying statement of operations of the Interconnection Business (the "Business") of the Microelectronics Group, Interconnection Technologies Unit of Lucent Technologies Inc. ("Lucent") for the period January 1, 1996 through November 30, 1996. This statement is the responsibility of Lucent's management. Our responsibility is to express an opinion on this statement based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

     The accompanying financial statement was prepared to present the results of operations of the Business pursuant to the acquisition agreement described in
Note 1, and are not intended to be a complete presentation of the Business' results of operations or cash flows.

     In our opinion, the financial statement referred to above presents fairly, in all material respects, the statement of operations of the Business for the period January 1, 1996 through November 30, 1996, pursuant to the acquisition agreement referred to in Note 1, in conformity with generally accepted accounting principles.

                                            Coopers & Lybrand L.L.P.
St. Louis, Missouri
February 21, 1997

           MICROELECTRONICS GROUP, INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.

                            STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               PERIOD FROM
                                                                JANUARY 1,
                                                                  1996,
                                                                 THROUGH
                                                               NOVEMBER 30,
                                                                   1996
                                                               ------------
Net sales...................................................     $325,102
Operating expenses:
  Cost of goods sold........................................      244,313
  Selling, general and administrative.......................       27,567
  Research and development..................................        7,225
  Depreciation and amortization.............................       18,317
                                                                 --------
     Operating income (loss)................................       27,680
Other income (expenses):
  Other income..............................................          228
  Interest expense..........................................         (917)
                                                                 --------
     Income (loss) before income taxes......................       26,991
  Provision (benefit) for income taxes......................       10,257
                                                                 --------
          Net income (loss).................................     $ 16,734
                                                                 ========

    The accompanying notes are an integral part of the financial statement.

           MICROELECTRONICS GROUP, INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENT
                             (DOLLARS IN THOUSANDS)

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

                  NOTES TO FINANCIAL STATEMENT -- (CONTINUED)

     The allocations and other components of cost of sales and selling, general and administrative expenses are as follows:

                                                                PERIOD FROM
                                                              JANUARY 1, 1996
                                                                  THROUGH
                                                               NOVEMBER 30,
                                                                   1996
                                                              ---------------
Allocated cost of sales.....................................     $  6,004
Other cost of sales.........................................      238,309
                                                                 --------
                                                                 $244,313
                                                                 ========
Allocated selling expense...................................     $  3,494
Other selling expense.......................................        2,472
Allocated general and administrative........................        8,706
Other general and administrative............................       12,895
                                                                 --------
                                                                 $ 27,567
                                                                 ========
Allocated research and development..........................     $     --
Other research and development..............................        7,225
                                                                 --------
                                                                 $  7,225
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

     The Business' sales to Lucent and its affiliates were $295,189 for the period January 1, 1996 through November 30, 1996.

           MICROELECTRONICS GROUP, INTERCONNECTION TECHNOLOGIES UNIT
                          OF LUCENT TECHNOLOGIES INC.

                  NOTES TO FINANCIAL STATEMENT -- (CONTINUED)

     The cost of sales related to the sales to Lucent and its affiliates were $232,276 for the period January 1, 1996 through November 30, 1996.

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

     Pension contributions are principally determined using the aggregate cost method and are primarily made to trust funds held for the sole benefit of plan participants. Pension cost is computed using the projected unit credit method and an assumed long-term rate of return on plan assets of 9% in 1996.

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

     The costs of these plans were allocated to the Business on the basis of salaries, the majority of which are included in cost of sales. Benefit costs included in cost of sales were approximately $6,200 for the period January 1, 1996 through November 30, 1996.

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

                         REPORT OF INDEPENDENT AUDITORS

To: The Shareholders and Board of Directors of Forward Group PLC

     We have audited the accompanying consolidated profit and loss account and cash flow statement of Forward Group PLC and its subsidiaries for the year ended 31 January 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of Forward Group PLC and its subsidiaries for the year ended 31 January 1997 in conformity with generally accepted accounting principles in the United Kingdom.

     Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States of America. Application of generally accepted accounting principles in the United States of America would have affected the profit for the financial year ended 31 January 1997 to the extent summarized in Note 17 to the consolidated financial statements.

                                            KPMG Audit Plc
                                            Chartered Accountants

Birmingham, England
7 April 1997

                               FORWARD GROUP PLC

                      CONSOLIDATED PROFIT AND LOSS ACCOUNT
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                     YEAR ENDED
                                                                     31 JANUARY
                                                              NOTE      1997
                                                              ----   ----------
                                                                       (L000)
Turnover
  Continuing operations.....................................    2      97,001
  Acquisitions..............................................    2       8,028
                                                                      -------
                                                                      105,029
                                                                      -------
Operating profit
  Continuing operations.....................................    3       8,079
  Acquisitions..............................................    3       1,022
                                                                        9,101
  Net interest payable......................................    5        (996)
                                                                      -------
Profit on ordinary activities before taxation...............    6       8,105
Tax on profit on ordinary activities........................    8      (2,707)
                                                                      -------
Profit for the financial year...............................            5,398
Dividends...................................................    9        (552)
                                                                      -------
Retained profit for the financial year......................   11       4,846
                                                                      =======

     The results on a historical cost basis are not materially different to those reported above.

     A reconciliation of the movement in shareholders' funds is shown in note
12.

                               FORWARD GROUP PLC

          CONSOLIDATED STATEMENT OF TOTAL RECOGNIZED GAINS AND LOSSES
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                              YEAR ENDED
                                                              31 JANUARY
                                                                 1997
                                                              ----------
                                                                (L000)
Profit for the financial year...............................    5,398
Currency translation adjustment.............................      (22)
                                                                -----
                                                                5,376
                                                                =====

                               FORWARD GROUP PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                     YEAR ENDED
                                                                     31 JANUARY
                                                              NOTE      1997
                                                              ----   ----------
                                                                       (L000)
Net cash inflow from operating activities...................  13a      18,561
Returns on investments and servicing of finance
  Interest received.........................................               85
  Interest paid.............................................           (1,018)
  Dividends paid............................................           (1,207)
                                                                      -------
Net cash outflow from returns on investments and servicing
  of finance................................................           (2,140)
UK tax paid.................................................           (3,633)
Investing activities
  Purchase of tangible fixed assets.........................  13e      (7,624)
  Acquisition of businesses (net of cash and cash
     equivalents acquired)..................................  13d      (9,184)
  Sale of tangible fixed assets.............................              435
                                                                      -------
Net cash outflow from investing activities..................          (16,373)
                                                                      -------
Net cash outflow before financing...........................           (3,585)
Financing
  Issue of Ordinary share capital...........................               92
  Capitalisation issue expenses.............................              (24)
  Repayment of bank loan....................................             (720)
  Capital element of hire purchase and finance lease
     payments...............................................           (2,393)
                                                                      -------
Net cash outflow from financing.............................  13b      (3,045)
                                                                      -------
Net decrease in cash and cash equivalents...................  13c      (6,630)
                                                                      =======

                               FORWARD GROUP PLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (EXPRESSED IN BRITISH POUNDS STERLING)

1. GENERAL

     As used in the consolidated financial statements and related notes, the term "Company" refers to Forward Group PLC and the term "Group" refers to Forward Group PLC and its subsidiary undertakings as set out in note 16.

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

  Depreciation

     Depreciation is provided so as to write off the cost or valuation, including commissioning costs, of tangible fixed assets to their estimated residual value on a straight line basis, at the following annual rates:

Freehold buildings..........................................      2.5%
Plant and machinery.........................................   10%-20%
Fixtures, fittings, tools and equipment.....................   10%-25%
Motor vehicles..............................................       25%

     Freehold land is not depreciated.

                               FORWARD GROUP PLC

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

2. SEGMENTAL ANALYSIS

     Turnover is analyzed by geographical destination as follows:

                                                                1997
                                                               -------
                                                               (L000)
United Kingdom..............................................    55,848
Rest of Europe..............................................    42,364
Rest of the world...........................................     6,817
                                                               -------
                                                               105,029
                                                               =======

     The Group's turnover, profit before taxation and assets relate to only one business segment, the electronics division.

                               FORWARD GROUP PLC

     In the opinion of the Directors an analysis of turnover, profit before taxation and net assets by geographical area of operation would be seriously prejudicial to the interests of the Group and therefore as permitted under SSAP25 no disclosure is made.

3. OPERATING PROFIT

                                                       CONTINUING
                                                       OPERATIONS   ACQUISITIONS    TOTAL
                                                       ----------   ------------   -------
                                                         (L000)        (L000)      (L000)
Turnover.............................................    97,001         8,028      105,029
Cost of sales........................................   (78,339)       (5,916)     (84,255)
                                                        -------        ------      -------
Gross profit.........................................    18,662         2,112       20,774
Selling, general and administrative expenses.........   (10,780)       (1,122)     (11,902)
Other income.........................................       197            32          229
                                                        -------        ------      -------
Operating profit.....................................     8,079         1,022        9,101
                                                        =======        ======      =======

     Included in the above are the following exceptional charges relating to the restructuring of continuing operations and acquired businesses:

                                                        CONTINUING
1997                                                    OPERATIONS   ACQUISITIONS    TOTAL
----                                                    ----------   ------------   -------
                                                          (L000)        (L000)      (L000)
Cost of sales.........................................     546           433           979
Selling, general and administrative expenses..........     168            97           265
                                                           ---           ---         -----
                                                           714           530         1,244
                                                           ===           ===         =====

     Acquisitions comprise the former GEC-Marconi hybrid business, Manchester Circuits Limited and TI Technologies (Pty) Limited.

4. STAFF NUMBERS AND COSTS

     The average number of persons employed by the Group (including executive Directors) during the year, analysed by category, was as follows:

                                                               1997
                                                               -----
Sales.......................................................      51
Administration..............................................      80
Production..................................................   1,642
                                                               -----
                                                               1,773
                                                               -----
Employees at end of year....................................   1,874
                                                               -----

     The aggregate payroll costs of these persons were as follows:

                                                                1997
                                                               ------
                                                               (L000)
Wages and salaries..........................................   30,503
Social security costs.......................................    2,916
Other pension costs.........................................    1,239
                                                               ------
                                                               34,658
                                                               ======

                               FORWARD GROUP PLC

5. NET INTEREST PAYABLE

                                                                1997
                                                               ------
                                                               (L000)
Bank loan and overdrafts....................................     609
Hire purchase and finance lease contracts...................     472
                                                               -----
Interest payable and similar charges........................   1,081
Interest receivable and similar income......................     (85)
                                                               -----
                                                                 996
                                                               =====

6. PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION

          Profit on ordinary activities before taxation is stated after charging/(crediting):

                                                               1997
                                                              ------
                                                              (L000)
As Directors................................................    86
  Remuneration as executives................................   333
                                                               ---
                                                               419
  Compensation for loss of office...........................    --
Grants receivable...........................................   (19)
Property rental income......................................   (87)
Auditors' remuneration......................................    84
Research and development expenditure........................   764
Payments under operating leases:
  Plant and equipment.......................................   245
  Other assets..............................................   324
                                                               ===

     In addition, KPMG Audit Plc and its associates received L97,000 in respect of other services provided during the year.

                               FORWARD GROUP PLC

7. DIRECTORS' EMOLUMENTS

  (a) Remuneration

     The emoluments of the Chairman, excluding pension contributions, were L97,000. The emoluments of the highest paid Director, excluding pension contributions, were L136,000.

     The emoluments of the Directors, excluding pension contributions, were within the following ranges:

                                                                          1997
                                                                          ----
  L5,001   - L10,000...................................................    --
 L10,001   - L15,000...................................................    --
 L15,001   - L20,000...................................................     1
 L20,001   - L25,000...................................................     1
 L25,001   - L30,000...................................................    --
 L40,001   - L45,000...................................................     1
 L70,001   - L75,000...................................................    --
 L75,001   - L80,000...................................................    --
 L95,001   - L100,000..................................................     1
L100,001   - L105,000..................................................     1
L135,001   - L140,000..................................................     1
                                                                           ==

  (b) Share options over Ordinary shares

                                AT        NUMBER OF OPTIONS        AT
                            1 FEBRUARY   -------------------   31 JANUARY   EXERCISE         NORMAL
                               1996      GRANTED   EXERCISED      1997       PRICE       EXERCISE PERIOD
                            ----------   -------   ---------   ----------   --------   -------------------
DA Bumpsteed.............    100,000         --          --     100,000      88.75p    06.07.98 - 05.07.05
                                                                =======
MJ Glanfield.............     80,000         --     (80,000)         --      56.25p    31.05.96 - 30.05.03
                              20,000         --          --      20,000      61.75p    24.02.98 - 23.02.05
                                  --     20,000          --      20,000        180p    13.02.99 - 12.02.06
                                                                -------
                                                                 40,000
                                                                =======

     The figures shown as at 1 February 1996 have been restated to reflect the 3 for 1 capitalisation issue.

     The closing price of the Company's Ordinary shares on the London Stock Exchange on 31 January 1997 was 171.5p. The range during the period was 103.5p to 289.5p.

8. TAX ON PROFIT ON ORDINARY ACTIVITIES

                                                                1997
                                                               ------
                                                               (L000)
The charge for taxation all arises in the UK and comprises:
  Corporation tax on profit for the year at 33%.............   2,556
Deferred taxation...........................................     439
Prior year adjustments in respect of:
  Corporation tax...........................................    (281)
  Deferred taxation.........................................      (7)
                                                               -----
                                                               2,707
                                                               =====

     The current year charge includes the effect of tax losses which have not been relieved.

                               FORWARD GROUP PLC

9. DIVIDENDS

                                                                1997
                                                               ------
                                                               (L000)
Interim dividend paid.......................................    552
Proposed final dividend.....................................     --
                                                                ---
                                                                552
                                                                ===

10. INVESTMENTS

  (a) Acquisition of businesses

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

     The fair values of the assets and liabilities acquired as a result of the above are as follows:

                                                 GEC-                       TI
                                               MARCONI    MANCHESTER   TECHNOLOGIES
                                                HYBRID     CIRCUITS       (PTY)
                                               BUSINESS    LIMITED       LIMITED      TOTAL
                                               --------   ----------   ------------   ------
                                                (L000)      (L000)        (L000)      (L000)
Fixed assets.................................     123        2,098           302       2,523
Stocks.......................................   1,525          387           652       2,564
Debtors......................................     463          955           873       2,291
Cash in hand.................................      --           --            15          15
Creditors....................................    (431)        (960)       (1,190)     (2,581)
Bank loans and overdrafts....................      --       (1,645)         (698)     (2,343)
Taxation.....................................     113          (11)           --         102
Hire purchase obligations....................      --         (424)           --        (424)
Deferred tax.................................      83          (35)           --
                                                -----       ------        ------      ------
Fair value of net assets acquired............   1,876          365           (46)      2,195
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

                               FORWARD GROUP PLC

     Goodwill written off in the year comprises:

                                                               (L000)
Fair value of net assets acquired...........................   2,195
Consideration...............................................   4,225
Goodwill arising on current year acquisitions...............   2,030
Revision to provisional fair value assessment made in
  respect of the acquisition of Exacta Circuits Limited.....    (584)
                                                               -----
                                                               1,446
                                                               =====
The consideration was satisfied by:
Shares issued for non-cash consideration:
Nominal value...............................................       1
Fair value in excess of nominal value.......................     191
                                                               -----
                                                                 192
Cash consideration..........................................   3,874
Costs of acquisition........................................     159
                                                               -----
                                                               4,225
                                                               =====

     The following table, which is presented for the purposes of disclosure under US GAAP in accordance with the requirements of Accounting Principles Board Opinion No. 16 "Business Combinations" ("APB 16"), reflects the unaudited pro forma combined results of operations of the Group, together with the companies and businesses acquired during the year ended 31 January 1997 on the basis that the acquisitions had taken place on 1 February 1996:

                                                                  1997
                                                               -----------
                                                                 (L000)
                                                               (UNAUDITED)
Turnover....................................................     107,617
Profit on ordinary activities after taxation................       5,161

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

11. RESERVES

                                                  SHARE                             PROFIT
                                                 PREMIUM   MERGER    REVALUATION   AND LOSS
                                                 ACCOUNT   RESERVE     RESERVE     ACCOUNT    TOTAL
                                                 -------   -------   -----------   --------   ------
                                                 (L000)    (L000)      (L000)       (L000)    (L000)
At 1 February 1996.............................   8,840       65         578        10,340    19,823
Retained profit for the financial year.........      --       --          --         4,846     4,846
Capitalization issue (including expenses of
  L24,000).....................................  (2,073)      --          --            --    (2,073)
Issue of shares................................      70      191          --            --       261
Goodwill written off on acquisition of
  businesses (note 10).........................      --     (256)         --        (1,190)   (1,446)
Currency translation adjustment................      --       --          --           (22)      (22)
Transfer.......................................      --       --         (12)           12        --
                                                 ------     ----         ---        ------    ------
At 31 January 1997.............................   6,837       --         566        13,986    21,389
                                                 ======     ====         ===        ======    ======

                               FORWARD GROUP PLC

     At the end of the year cumulative goodwill written off against reserves in respect of the acquisition of businesses amounted to L7,447,000.

12. RECONCILIATION OF MOVEMENT IN CONSOLIDATED EQUITY SHAREHOLDERS' FUNDS

                                                                1997
                                                               -------
                                                               (L000)
Profit for the financial year...............................     5,398
Dividends...................................................      (552)
                                                               -------
                                                                 4,846
Issue of shares.............................................       284
Shares to be issued.........................................        --
Expenses of capitalisation issue............................       (24)
Goodwill written off........................................    (1,446)
Currency translation adjustment.............................       (22)
                                                               -------
Net increase in equity shareholders' funds..................     3,638
At beginning of year........................................    20,505
                                                               -------
At end of year..............................................    24,143
                                                               =======

13. NOTES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

  (a) Reconciliation of operating profit to net cash inflow from operating activities

                                                                1997
                                                               ------
                                                               (L000)
Operating profit............................................    9,101
Depreciation................................................    4,694
Profit on sale of tangible fixed assets.....................     (169)
                                                               ------
                                                               13,626
Movements in working capital:
(Increase)/decrease in stocks...............................    1,454
(Increase)/decrease in debtors..............................    2,837
Increase in creditors.......................................      644
                                                               ------
                                                                4,935
                                                               ------
Net cash inflow from operating activities...................   18,561
                                                               ======

                               FORWARD GROUP PLC

  (b) Analysis of changes in financing during the year

                                                             SHARE         HIRE
                                                          CAPITAL AND    PURCHASE      BANK
                                                            PREMIUM     OBLIGATIONS    LOAN
                                                          -----------   -----------   ------
                                                            (L000)        (L000)      (L000)
1997
  At beginning of year..................................     9,522         4,639      3,240
  Acquisition of businesses.............................        --           424         --
  Net cash flows on financing...........................        68        (2,393)      (720)
  Issues of shares for non-cash consideration...........         1            --         --
  Inception of hire purchase contracts..................        --         4,548         --
  Currency adjustment...................................        --           (44)        --
                                                             -----        ------      -----
                                                             9,591         7,174      2,520
                                                             =====        ======      =====

  (c) Analysis of cash and cash equivalents

                                                                       CHANGE
                                                               1996    IN YEAR    1997
                                                              ------   -------   ------
                                                              (L000)   (L000)    (L000)
Cash at bank and in hand....................................   789       (789)       --
Bank overdrafts.............................................    --     (5,841)   (5,841)
                                                               ---     ------    ------
                                                               789     (6,630)   (5,841)
                                                               ===     ======    ======

  (d) Acquisition of businesses

     The investing cash flows arising in respect of acquisitions during the year were as follows:

                                                                1997
                                                               ------
                                                               (L000)
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
                                                               -----
                                                               9,184
                                                               =====

Further information on the acquisitions is given in note 10.

  (e) Major non-cash transactions

     Fixed asset additions of L4,548,000 were financed by hire purchase borrowings.

                               FORWARD GROUP PLC

14. PENSIONS

     Exacta Circuits Limited operates a funded defined benefit pension scheme covering substantially all of its employees. Employer contributions are determined by a qualified actuary on the basis of triennial valuations using the projected unit method.

     The most recent full valuation by William M. Mercer Limited was as at 5 April 1996. The assumptions which have the most significant effect on the result of the valuation are those relating to the rate of return on investments and the rates of increase in salaries and pensions. It was assumed that the investment returns would be 9% per annum, that salary increases would average 7% per annum, that present and future pensions would increase at rates of between 3% and 4.5% per annum and that equity dividend growth would average 5% per annum. The valuation showed that the market value of the scheme's assets at that date was L17,593,000 and that the actuarial value of assets represented 110% of the benefits that has accrued to members, after allowing for expected future increases in earnings. Group contributions to the scheme in the year were L955,000.

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

SFAS NO 87 DISCLOSURES (UNAUDITED)

     For the purpose of the disclosure in accordance with US GAAP, the pension cost of the Exacta Circuits Limited pension scheme has been restated in the following tables, in accordance with the requirements of SFAS No 87. The funded status of the scheme, under SFAS No 87 is as follows:

                                                                1997
                                                               ------
                                                               (L000)
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

                               FORWARD GROUP PLC

     The net periodic pension cost for the pension scheme under SFAS No 87 comprised:

                                                                1997
                                                               ------
                                                               (L000)
Service cost -- present value of benefits earned in the
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

15. POST BALANCE SHEET EVENT

     On 26 March 1997 the Recommended Cash Offer for Forward Group PLC by Hicks, Muse, Tate and Furst Equity Fund III, L.P. was declared unconditional in all respects and, in due course, the Company will become a wholly owned subsidiary of PCB Investments plc.

16. SUBSIDIARY UNDERTAKINGS

     The Company has the following trading subsidiary undertakings:

                                COUNTRY OF
                                PRINCIPAL     CLASS OF
           COMPANY              OPERATION      SHARE      HOLDING     PRINCIPAL ACTIVITY
           -------             ------------  ----------   -------     ------------------
Forward Circuits Limited       England       L1            100%     Manufacture of printed
                                             Ordinary                 circuit boards
Exacta Circuits Limited        Scotland      L1            100%     Manufacture of printed
                                             Ordinary                 circuit boards
Technograph Microcircuits      England       L1            100%     Manufacture of ceramic
  Limited                                    Ordinary                 based microcircuits
Forward Circuits               England       L1            100%     International trading
  International Limited                      Ordinary                 in printed circuit
                                                                      boards
Manchester Circuits Limited    England       L1            100%     Manufacture of printed
                                             Ordinary                 circuit boards
                                             L1            100%
                                             Preferred     100%
                                             Ordinary
                                             L1
                                             Cumulative
                                             redeemable
                                             preference
TI Technologies (Pty) Limited  South Africa  R1            100%     Manufacture of printed
                                             Ordinary                 circuit boards
Swift International (Pty)      South Africa  R1            100%     Manufacture of printed
  Limited                                    Ordinary                 circuit boards
Exacta Circuits (France) SARL  France        FF 100        100%     Sale of printed
                                             Ordinary                 circuit boards in
                                                                      France

                               FORWARD GROUP PLC

17. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN UNITED KINGDOM AND UNITED STATES OF AMERICA GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

                               FORWARD GROUP PLC

     Under US GAAP, the following amounts would be reported:

                                                              YEAR ENDED
                                                              31 JANUARY
                                                                 1997
                                                              ----------
                                                                (L000)
Net cash provided by operating activities...................    13,995
Net cash used in investing activities.......................   (16,373)
Net cash provided by financing activities...................     1,589
                                                               -------
Net decrease in cash and cash equivalents...................      (789)
                                                               =======
Cash and cash equivalents under US GAAP.....................        --
                                                               =======

     Approximate effects on net profit of differences between UK and US GAAP:

                                                              YEAR ENDED
                                                              31 JANUARY
                                                                 1997
                                                              ----------
                                                                (L000)
Net profit in conformity with UK GAAP.......................    5,398
Adjustments:
  Goodwill..................................................     (188)
  Revaluation of properties.................................       12
  Pension cost..............................................      160
  Tax effect of US GAAP adjustments.........................      (53)
                                                                -----
Net profit in conformity with US GAAP.......................    5,329
                                                                =====

     Approximate effects on equity shareholders' funds of differences between UK and US GAAP at 31 January:

                                                               1997
                                                              ------
                                                              (L000)
Equity shareholders' funds in conformity with UK GAAP.......  24,143
Adjustments:
  Goodwill..................................................   7,690
  Deferred taxation.........................................    (744)
  Revaluation of properties.................................    (566)
  Pension cost..............................................    (615)
  Tax effect of US GAAP adjustments.........................     203
                                                              ------
  Equity shareholders' funds in conformity with US GAAP.....  30,111
                                                              ======

18. COMPANIES ACT 1985

     These consolidated financial statements do not comprise the Company's statutory accounts within the meaning of Section 240 of the Companies Act 1985 of Great Britain. Statutory accounts have been prepared for the year ended 31 January 1997, on which the auditors' report was unqualified. The statutory accounts for the year ended 31 January 1997 have not yet been delivered to the Registrar of Companies for England and Wales.

                         REPORT OF INDEPENDENT AUDITORS

To: The Directors
Interconnection Systems (Holdings) Limited

     We have audited the accompanying consolidated profit and loss account and statement of total recognized gains and losses and of cash flows of Interconnection Systems (Holdings) Limited for the year ended April 4, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Interconnection Systems (Holdings) Limited for the year ended April 4, 1997 in conformity with accounting principles generally accepted in the United Kingdom.

     Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted principles in the United States. The application of generally accepted principles in the United States would have affected the profit and cash flows for the year ended April 4, 1997 to the extent summarized in Note 13 to the consolidated financial statements.

                                            PricewaterhouseCoopers
                                            Chartered Accountants
                                            Birmingham, England

September 28, 1998

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                      CONSOLIDATED PROFIT AND LOSS ACCOUNT
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                                       YEAR ENDED
                                                              NOTES   APRIL 4, 1997
                                                              -----   -------------
                                                                         (L000)
Turnover....................................................    2        141,643
Cost of sales...............................................             120,628
                                                                         -------
Gross profit................................................              21,015
Distribution costs..........................................               1,632
Administrative expenses.....................................               9,491
                                                                         -------
                                                                           9,892
Other operating income......................................                  44
                                                                         -------
Operating profit............................................    3          9,936
Interest receivable.........................................    6            414
Interest payable............................................    7         (1,232)
                                                                         -------
Profit on ordinary activities before taxation...............               9,118
Tax on profit on ordinary activities........................    8          6,874
                                                                         -------
Profit for the year after taxation*.........................               2,244
Dividends...................................................    9            450
                                                                         -------
Retained profit for the period..............................               1,794
                                                                         -------

---------------

 * A summary of the significant adjustments to profit for the year that would be required if United States generally accepted accounting principles had been applied instead of those generally accepted in the United Kingdom is set forth in Note 13 of the Notes to the Consolidated Financial Statements.

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Note of historical cost profits
  Reported profit on ordinary activities before taxation....       9,118
  Depreciation charged during the period in respect of the
     excess of valuation over historical cost of revalued
     assets.................................................       9,148
                                                                  ------
  Historical cost profit on ordinary activities before
     taxation...............................................      18,266
                                                                  ======
  Historical cost profit on ordinary activities after
     taxation and dividends.................................       3,294
                                                                  ======

The Notes to the Consolidated Financial Statements are an integral part of these
                             Financial Statements.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

          CONSOLIDATED STATEMENT OF TOTAL RECOGNIZED GAINS AND LOSSES
                     (EXPRESSED IN BRITISH POUNDS STERLING)

                                                               YEAR ENDED
                                                              APRIL 4, 1997
                                                              -------------
                                                                 (L000)
Profit on ordinary activities after taxation................      2,244
Unrealized surplus on revaluation of freehold land and
  buildings.................................................     (1,564)
Unrealized surplus on revaluation of plant and machinery....     23,743
                                                                 ------
Total recognized gains and losses relating to the period....     24,423
                                                                 ======

The Notes to the Consolidated Financial Statements are an integral part of these
                             Financial Statements.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              (EXPRESSED IN THOUSANDS OF BRITISH POUNDS STERLING)

                                                                       YEAR ENDED
                                                              NOTES   APRIL 4, 1997
                                                              -----   -------------
                                                                         (L000)
Net cash inflow from operating activities...................  3(b)        33,842
                                                                         -------
Returns on investments and servicing of finance
  Interest paid.............................................              (1,077)
  Interest received.........................................                 414
  Dividends paid to parent company shareholders.............                (450)
                                                                         -------
Net cash outflow from returns on investments and servicing
  of finance................................................              (1,113)
                                                                         -------
Taxation
  Corporation tax paid......................................              (4,903)
                                                                         -------
Tax paid....................................................              (4,903)
                                                                         -------
Management of liquid resources
  Investment in term deposit................................             (16,000)
                                                                         -------
Net cash outflow from management of liquid resources........             (16,000)
                                                                         -------
Investing activities
  Payments to acquire tangible fixed assets.................             (24,119)
Net cash outflow from investing activities..................             (24,119)
                                                                         -------
Net cash inflow/(outflow) before financing..................             (12,293)
                                                                         =======
Financing
  New loans.................................................             (22,089)
  Repayment of loans........................................               1,183
  Repayment of finance leases...............................               1,005
                                                                         -------
Net cash outflow/(inflow) from financing....................             (19,901)
Increase in cash and cash equivalents.......................               7,608
                                                                         -------
                                                                         (12,293)
                                                                         =======

     The significant differences between the cash flow statement presented above and that required under United States generally accepted accounting principles are described in Note 13 of the Notes to the Consolidated Financial Statements.

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

  Basis of consolidation

     The consolidated financial statements consolidate the accounts of Interconnection Systems (Holdings) Limited (the "Company") and its subsidiary undertaking Interconnection Systems Limited (together the "Group"). They do not include the financial statements of Interconnection Systems Sales Limited as, in the opinion of the directors, it would be of no real value to the Company's members in view of the insignificant amounts involved. Interconnection Systems Sales Limited has not traded since incorporation. The accounting period for both companies comprises 52 weeks ending on the Friday nearest to March 31. Periodically a 53 week period will be necessary to realign the accounting period with the calendar. On December 4, 1997 the Company changed names to Viasystems II Limited.

  Restatement of results

     In previous filings financial statements for the Company have been reported for the year ended April 4, 1997. These previously reported financial statements have been adjusted by the directors of the Company for a revaluation of land and buildings and plant and machinery at an earlier date of the year as allowed under UK GAAP. This adjustment has the effect of increasing depreciation on these assets for the year ended April 4, 1997 under UK GAAP. The adjusted profits under US GAAP as shown in Note 13 are not effected by this change in the revaluation date and the related impact on profit under UK GAAP.

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

  Depreciation

     Depreciation is provided on all tangible fixed assets, at rates calculated to write off the cost or valuation of each asset evenly over its expected useful life, as follows:

               Freehold buildings -- over 40 years
               Plant and machinery -- over 2 to 10 years
               Fixtures and fittings -- over 3 to 10 years

     The part of the annual depreciation charge on revalued assets which relates to the surplus over cost is transferred from the revaluation reserve to retained profits.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

  Government grants

     Regional Selective Assistance is credited to income over the period to which it relates.

  Deferred funding arrangements

     Amounts secured by way of loan arrangements which if certain conditions are achieved may not be repaid are shown in creditors and credited to income over the life of the primary term of the funding arrangement.

  Stocks

     Stocks are stated at the lower of cost and net realizable value as follows:

          Costs incurred in bringing each product to its present location and condition:

            Raw materials                        -- purchase cost on a first-in, first-out basis

            Work in progress and finished goods  -- cost of direct materials and labor plus attributable overheads based on a normal
                                                    level of activity

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

     Future variations in pension cost, which are identified as a result of an actuarial valuation, will be amortised over the expected remaining lives of current employees in the scheme. Differences between the

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED amounts funded and the amounts charged to the profit and loss account will be treated as either provisions or prepayments in the balance sheet.

2. TURNOVER

     Turnover represents the net invoiced sales, excluding value added tax, of goods sold during the period.

     The Company's operations are all located in the United Kingdom and its turnover and pre-tax profit is attributable to one continuing activity, the manufacture of printed circuit boards.

     An analysis of turnover by geographical market is given below:

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
United Kingdom..............................................       61,209
Belgium.....................................................       16,915
Germany.....................................................       19,524
Sweden......................................................       21,630
Other Continental Europe....................................       22,365
                                                                  -------
                                                                  141,643
                                                                  =======

     Of the total turnover, 16.3% related to one customer and 15.8% to another.

3. OPERATING PROFIT

     (a) This is stated after charging/(crediting):

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Directors' remuneration (see note 4)........................         192
Auditors' remuneration for audit services -- previous.......          35
Auditors' remuneration for audit services -- current........          30
Auditors' remuneration for non audit services -- previous...          75
Depreciation of tangible fixed assets.......................      26,771
Research and development expenditure........................         475
Exchange gains..............................................        (431)
Hire of plant and machinery.................................          18
Regional Selective Assistance...............................        (600)
                                                                  ======

     (b) Reconciliation of operating profit to net cash inflow from operating activities:

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Operating profit............................................       9,936
Depreciation................................................      26,771
Government grants released..................................        (600)
Increase in debtors.........................................      (6,632)
Increase in stocks..........................................      (1,685)
Increase in creditors.......................................       6,052
                                                                  ------
Net cash inflow from operating activities...................      33,842
                                                                  ======

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

4. DIRECTORS' REMUNERATION

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Fees........................................................         --
Other emoluments (including pension contributions)..........        192
                                                                    ---
                                                                    192
                                                                    ===
Emoluments of the chairman (excluding pension contributions)
  were:.....................................................          9
                                                                    ===
Emoluments of the highest paid director (excluding pension
  contributions) were:......................................        181
                                                                    ===

     Directors emoluments (excluding pension contributions) fell within the following ranges:

                                                                        YEAR ENDED
                                                                         APRIL 4,
                                                                           1997
                                                                        ----------
L5,001    -- L10,000..................................................      1
L180,001  -- L185,000.................................................      1

5. STAFF COSTS

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Wages and salaries..........................................      26,429
Social security costs.......................................       2,185
Other pension costs.........................................         212
                                                                  ------
                                                                  28,826
                                                                  ======

     The average weekly number of employees during the period was made up as follows:

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
Sales and administration....................................          67
Manufacturing...............................................       1,332
                                                                   -----
                                                                   1,399
                                                                   =====

6. INTEREST RECEIVABLE

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Bank deposit interest.......................................        414
                                                                    ===

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

7. INTEREST PAYABLE

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Bank overdraft..............................................          10
Other loans wholly repayable within five years (net of
  rebate)...................................................         478
Other loans not wholly repayable within five years..........         544
Loan stock..................................................         200
                                                                   -----
                                                                   1,232
                                                                   =====

8. TAX ON PROFIT ON ORDINARY ACTIVITIES

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
The taxation charge is made up as follows:
  Based on the profit for the period Corporation tax at
     33%....................................................       6,463
  Corporation tax under provided in previous Periods........         411
                                                                   -----
                                                                   6,874
                                                                   =====

     If full recognition had been made in respect of deferred taxation for the period in respect of capital allowances in advance of depreciation and other timing differences the taxation charge would have decreased by L2,252,930.

9. DIVIDENDS

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
     Ordinary -- interim paid on equity shares..............        450
                                                                    ===

10. PENSION COMMITMENTS

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

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

     The net periodic pension cost for each fiscal year is as follows:

                                                               APRIL 4, 1997
                                                               -------------
                                                                     L
Service cost................................................        263
Interest cost...............................................        443
Actual return on plan assets................................       (509)
Net amortization and deferral...............................        (57)
                                                                   ----
Net periodic pension cost...................................        140
                                                                   ====

11. DIRECTORS' INTERESTS

     I H Bradbury has an interest in payments of L389,933 made by Interconnection Systems Limited to Interconnection Systems (Holdings) Limited in the period ended 4 April 1997 in respect of consultancy services provided to Interconnection Systems Limited by I H Bradbury.

     In addition, the company purchased a property during the year at its market value of L145,000 from T P Robinson, a director of Interconnection Systems Limited and Interconnection Systems (Holdings) Limited.

12. COMPANIES ACT 1985

     These financial statements do not comprise the Company's statutory accounts within the meaning of section 240 of the Companies Act 1985 of Great Britain. Statutory accounts for the year ended April 4, 1997, have been delivered to the Registrar of Companies for England and Wales. The auditors' report on these accounts was unqualified.

13. DIFFERENCES BETWEEN UNITED KINGDOM AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The Group's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United Kingdom ("UK GAAP") which differ from United States generally accepted accounting principles ("US GAAP"). The significant differences as they apply to the Group are summarized below.

  Pension costs

     The Group provides for the cost of retirement benefits based upon consistent percentages of employees' pensionable pay as recommended by independent qualified actuaries. US GAAP require that the projected benefit obligation (pension liability) be matched against the fair value of the plan's assets and be adjusted to reflect any unrecognized obligations or assets in determining the pension cost or credit for the year. For the purposes of the reconciliation below, US GAAP have been adopted as of April 1, 1995. The Company has not implemented FAS 87 as of the effective date specified in the standard for a foreign plan (fiscal years beginning after December 15, 1988) due to the unavailability of actuarial data. A portion of the transition liability at April 1, 1995 has been allocated to shareholders' funds based on a ratio of 6/15, being the number of years elapsed between the effective date of FAS 87 and April 1, 1995 over the 15 year period being used to amortize the transition liability.

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

     Summary of principal assumptions made by the actuary:

                                                               APRIL 4, 1997
                                                               --------------
                                                                     %
Discount rate...............................................        8.5%
Salary growth...............................................        6.5
Long-term return on assets..................................        9.0
Pension increases...........................................        3.0

     The following table details the funded status of the plan under US GAAP:

                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
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

  Revaluation of fixed assets

     Under UK GAAP, the Group's tangible fixed assets are carried at valuations and depreciation is computed based on the revalued amounts. Under US GAAP, such revaluation is not permitted and all tangible assets would be carried at cost subject to any impairment write down and the depreciation charge would be based on such carrying amount. The gain or loss arising on the disposal of tangible assets under US GAAP would differ from that arising under UK GAAP by the amount of the revaluation gain thus realized, which in the year ended April 4, 1997 is not material.

  Deferred taxation

     Under UK GAAP, deferred taxation is provided using the liability method on all timing differences to the extent that they are expected to reverse in the future without being replaced, calculated at the rate at which it is estimated that taxation will be payable. Under US GAAP, deferred taxation would be computed on all temporary differences between the tax and book bases of assets and liabilities, which will result in taxable or

                   INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED tax deductible amounts in future years. Deferred taxation assets would be recognized to the extent that it is more likely than not that they will be realized.

     Deferred taxation also arises in relation to the tax effect of other UK GAAP to US GAAP adjustments.

     Approximate effects on net income of differences between UK GAAP and US
GAAP:

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Profit for the year as reported in the consolidated profit
  and loss account..........................................       2,244
Pension costs...............................................          77
Amortization of Goodwill....................................         (84)
Depreciation of tangible fixed assets.......................       9,333
Deferred taxation -- methodology............................         787
                   -- on adjustments........................         (25)
                                                                  ------
Net income for the year as adjusted to accord with US
  GAAP......................................................      12,332
                                                                  ======

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

     The categories of cash flow activity under US GAAP can be summarized as follows:

                                                                YEAR ENDED
                                                               APRIL 4, 1997
                                                               -------------
                                                                  (L000)
Cash inflow from operating activities.......................       27,826
Cash outflow on investing activities........................      (24,119)
Cash (outflow)/inflow from financing activities.............       19,901
                                                                  -------
Increase in cash and cash equivalents.......................       23,608
Cash and cash equivalents:
  Opening balance...........................................        2,636
                                                                  -------
  Closing balance...........................................       26,244
                                                                  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None, other than previously disclosed.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names and positions of the respective directors and executive officers of the Company and, if applicable, such directors' and executive officers' positions with Group. All directors hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified.

James N. Mills.......................  61    Chairman of the Board and Chief Executive
                                             Officer of the Company and Group
Thomas O. Hicks......................  52    Director of the Company and Group
Jack D. Furst........................  40    Director of the Company and Group
Richard W. Vieser....................  71    Director of the Company and Group
Kenneth F. Yontz.....................  53    Director of the Company and Group
Robert N. Mills......................  56    Co-Chairman of the Board of the Company and
                                             Group
Timothy L. Conlon....................  47    President, Chief Operating Officer and Director
                                             of the Company and Group
David M. Sindelar....................  41    Senior Vice President, Chief Financial Officer
                                             of the Company and Group
James G. Powers......................  37    Vice President -- Finance of the Company

     James N. Mills has been Chairman of the Board and Chief Executive Officer of Group since January 1997 and Chairman of the Board and Chief Executive Officer of the Company since April 1997. Mr. Mills is the Chairman and Chief Executive Officer of M&P. Mr. Mills is also Chairman of the Board and Chief Executive Officer of International Wire Holding Company and International Wire Group, Inc. Mr. Mills was Chairman of the Board and Chief Executive Officer of Berg Electronics Corp. and Chairman of the Board and sole director of Berg Electronics Group, Inc. from March 1993 through October 1998 and was Chairman of the Board and Chief Executive Officer of Crain Holdings Corp. and Crain Industries, Inc. from August 1995 through December 1997 and of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995. Mr. Mills was Chairman of the Board and Chief Executive Officer of Thermadyne Holdings Corporation from February 1989 through February 1995. Mr. Mills was Executive Vice President of McGraw-Edison Company from 1978 to 1985, and served as Industrial Group President and President of the Bussman Division of the McGraw-Edison Company from 1980 to 1984.

     Thomas O. Hicks has been a director of Group since January 1997 and a director of the Company since May 1997. Mr. Hicks is Chairman of the Board and Chief Executive Officer of HMTF. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as a director, Chairman and Chief Executive Officer of Chancellor Media Corporation, International Home Foods, Inc., D.A.C. Vision, Inc., Sybron International Corporation, Capstar Broadcasting Partners, Inc. and Cooperative Computing Holding Company, Inc.

     Jack D. Furst has been a director of Group since August 1996 and a director of the Company since May 1997. Mr. Furst is a Managing Director and Principal of HMTF and has held such position since 1989. Mr. Furst has approximately 15 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of HMTF's business and has been actively involved in originating, structuring and monitoring its investments. Mr. Furst is primarily responsible for managing the relationship with M&P. Prior to joining HMTF, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas, Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New

York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of America Tower Corporation, International Wire Holding Company and Cooperative Computing, Inc.

     Richard W. Vieser has been a director of Group since January 1997 and a director of the Company since May 1997. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (also diversified manufacturing companies), and the former President and Chief Operating Officer of McGraw-Edison Co. He is also a director of Ceridian Corporation (formerly Control Data Corporation), Dresser Industries, Inc., INDRESCO Inc., Sybron International Corporation and Varian Associates, Inc.

     Kenneth F. Yontz has been a director of Group since January 1997 and a director of the Company since May 1997. Mr. Yontz is the Chairman, President and Chief Executive Officer of Sybron International Corporation, a manufacturer and marketer of laboratory apparatus products, dental sundry supplies and orthodontic appliances. Mr. Yontz is also a director of Playtex Products, Inc. Prior to joining Sybron, Mr. Yontz was Group Vice President and Executive Vice President of the Allen-Bradley Company. Mr. Yontz also held various managerial and professional positions with Chemetron from 1974 to 1980 and at Ford Motor Company from 1966 to 1974.

     Robert N. Mills has been a director of Group since January 1997 and has been Co-Chairman of the Board of Group since October 1998, and prior to that was President and Chief Operating Officer since the Company's formation in April 1997 and a director of the Company since May 1997. Mr. Mills also was Vice Chairman of Berg Electronics Corp. until October 1998 and previously served as President of Berg Electronics Corp. from June 1995 through December 1996, and as Chief Operating Officer of Berg Electronics Corp. and as President and Chief Executive Officer of Berg Electronics Group, Inc. from March 1993 through December 1996. Mr. Mills served as a Vice President of Berg Electronics Corp. from March 1993 through June 1995. Mr. Mills is a Vice President of M&P. Prior to joining Berg in March 1993, Mr. Mills was Vice President of Thermadyne Industries, Inc. and President of Stoody Deloro Stellite and held such positions since February 1990 and July 1989, respectively. Prior thereto, he served as President and Chief Operating Officer and as a director of Tridex Corporation from 1987 through 1989, and Vice President and General Manager of Elco Corporation, a subsidiary of Wickes Manufacturing Company, from 1983 through 1987. Robert N. Mills is the brother of James N. Mills.

     Timothy L. Conlon has been a director, President and Chief Operating Officer of Group and the Company since October 1998. Prior to joining the Company Mr. Conlon was employed as President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998. Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly owned subsidiary of Berg Electronics Corp., from October 1993 through January 1997. Prior to joining Berg Electronics Group, Inc., Mr. Conlon was employed as President of the Cutting and Welding Division of Thermadyne Industries, Inc. from April 1993 through October 1993. Prior to joining Thermadyne Industries, Inc., Mr. Conlon spent nine years in the electronic connector industry including serving as General Manager of the Information Technologies and Spectra strip divisions of Amphenol Corporation from 1990 through July 1992 and President of Cambridge Products from 1988 through 1989.

     David M. Sindelar has been a Senior Vice President of Group since January 1997 and Chief Financial Officer of Group since its inception and has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since its formation in April 1997. Mr. Sindelar is also President and Chief Operating Officer of M&P. Mr. Sindelar also serves as Senior Vice President and Chief Financial Officer of International Wire Holding Company. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from March 1993 through October 1998 and of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995.

     James G. Powers has been a Vice President of Group since April 1997 and a Vice President of the Company since its formation in April 1997. Prior to joining the Company, Mr. Powers served as Vice

President -- Finance of Crain Industries, Inc. He also held various positions at Berg Electronics Corp., including Vice President -- Controller, from June 1993 to August 1995. Previously, Mr. Powers was Controller of Moog Automotive, Inc. from 1991 through 1993 and was employed by Arthur Andersen & Co. from 1983 to 1991.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors who are officers, employees or otherwise an affiliate of Group or the Company receive no compensation for their services as directors. Each director of Group or the Company who is not also an officer, employee or an affiliate of Group or the Company (an "Outside Director") receives an annual retainer of $12,000 and a fee of $1,000 for each meeting of the board of directors at which the director is present. Directors of Group and the Company are reimbursed for their reasonable out-of-pocket expenses in connection with their travel to and attendance at the meetings of the board of directors or committees thereof.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the cash and non-cash compensation earned during the fiscal years ended December 31, 1997 and 1998 by the Chief Executive Officer and the four other most highly compensated executive officers of the Company. The executive officers of Group and the Company did not receive any compensation from either Group or the Company during the period from inception (August 28, 1996) to December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                                 ANNUAL COMPENSATION(1)     SECURITIES
                                                ------------------------    UNDERLYING        ALL OTHER
                                         YEAR   SALARY($)   BONUS($)(2)    OPTIONS(#)(3)   COMPENSATION($)
                                         ----   ---------   ------------   -------------   ---------------
James N. Mills, Chairman of the Board
  and Chief Executive Officer..........  1997    395,000      550,000        2,132,392(4)           --
                                         1998    685,000      342,500          803,320(4)           --
Robert N. Mills, Co-Chairman of the
  Board................................  1997    482,000      313,300               --              --
                                         1998    510,000      165,750               --              --
Timothy L. Conlon, President and Chief
  Operating Officer....................  1997         --           --               --              --
                                         1998     88,542       34,815               --         537,374(5)
Barry Brigman, President of the
  Americas.............................  1997    310,000      201,500          750,000          66,285(6)
                                         1998    325,000      105,600               --         155,369(6)
David M. Sindelar, Senior Vice
  President and Chief Financial
  Officer..............................  1997    168,200      150,000        1,318,501(4)           --
                                         1998    230,000       92,000          485,000(4)           --

---------------

(1) The Company provides a car allowance, reimbursement of club memberships and other benefits to certain executives. The aggregate incremental costs of these benefits to the Company do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each executive.

(2) Bonuses were paid in 1998 for 1997 and in 1999 for 1998.

(3) Options were granted under the Viasystems Group, Inc. 1997 Stock Option Plan (the "Stock Option Plan") pursuant to which incentive and non-qualified stock options may be issued to certain of Group's or the Company's officers, key employees and directors.

(4) Reflects Performance Options (as hereinafter defined) granted by Group. For a description of the material terms of such options, see "Benefit
    Plans -- Performance Options." The Performance Options are exercisable only in the event that Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks, Muse Fund III") as of the exercise date, has realized an overall rate of return of at least 35% per annum, compounded annually on its equity funds invested in Group.

(5) Reflects amounts paid to Mr. Conlon to partially compensate him for his voluntary termination of his employment contract with Berg Electronics Corp. and forego compensation otherwise payable to him thereunder.

(6) Mr. Brigman received compensation in the form of reimbursement of relocation expenses during 1997 and 1998.

     The following table summarizes option grants made with respect to the common stock, par value $.01 per share of Group's common stock during fiscal year 1998 to the executive officers named above:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                 NUMBER OF       % OF TOTAL
                                 SECURITIES    OPTIONS GRANTED    EXERCISE
                                 UNDERLYING    TO EMPLOYEES IN      PRICE
                                 OPTIONS(#)      FISCAL YEAR      ($/SHARE)    EXPIRATION DATE
                                 ----------    ---------------    ---------    ---------------
James N. Mills(1)..............    803,320           26.2%          1.22       March 9, 2008
Robert N. Mills................         --             N/A           N/A            N/A
Timothy L. Conlon..............         --             N/A           N/A            N/A
Barry Brigman..................         --             N/A           N/A            N/A
David M. Sindelar(1)...........    485,000           14.3%          1.22       March 9, 2008

                                                             POTENTIAL REALIZABLE VALUE AT
                                                                ASSUMED ANNUAL RATES OF
                                                                STOCK PRICE APPRECIATION
                                                                   FOR OPTION TERM(2)
                                                             ------------------------------
                                                               5%($)             10%($)
                                                             ---------        -------------
James N. Mills...........................................        --                    --
Robert N. Mills..........................................       N/A                   N/A
Timothy L. Conlon........................................       N/A                   N/A
Barry Brigman............................................       N/A                   N/A
David M. Sindelar........................................        --                    --

---------------

(1) Reflects Performance Options granted by Group. For a description of the material terms of such options, see "Benefit Plans -- Performance Options."

(2) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compound rules of appreciation of Group's common stock over the term of the options. Actual gains on the exercise of the options are dependent on the future performance of Group's common stock. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar. Excludes Performance Options, which would not be exercisable under either scenario.

     The following table summarizes the number of options exercised during the fiscal year ended December 31, 1998 for the above named executive officers and the value of unexercised options as of December 31, 1998:

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                   ACQUIRED ON      VALUE
                                   EXERCISE(#)   REALIZED($)   EXERCISABLE(#)   UNEXERCISABLE(#)
                                   -----------   -----------   --------------   ----------------
James N. Mills...................      --            --                --          3,272,120
Robert N. Mills..................      --            --                --                 --
Timothy L. Conlon................      --            --                --                 --
Barry Brigman....................      --            --           150,000            600,000
David M. Sindelar................      --            --                --          2,031,390

                                                                      VALUE OF
                                                              UNEXERCISED IN-THE-MONEY
                                                                     OPTIONS AT
                                                                 FISCAL YEAR END(1)
                                                         ----------------------------------
                                                         EXERCISABLE($)    UNEXERCISABLE($)
                                                         --------------    ----------------
James N. Mills.........................................          --            316,566
Robert N. Mills........................................          --                 --
Timothy L. Conlon......................................          --                 --
Barry Brigman..........................................      33,000            132,000
David M. Sindelar......................................          --            196,805

---------------

(1) Represents the difference between the value at December 31, 1998 of Group's common stock underlying the options and the exercise price of such options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the entire Board of Directors. James N. Mills served as both an executive officer and a director during 1998 and is expected to serve in such capacities in 1999. Mr. Mills participated in deliberations of the Board of Directors concerning compensation of executive officers.

EMPLOYMENT AGREEMENTS

     James N. Mills Executive Employment Agreement. Mr. James N. Mills entered into an executive employment agreement with Group, Viasystems Technologies and Circo Craft as of January 1, 1997. Pursuant to his employment agreement, Mr. J. Mills will serve as the Chairman of the Board of Directors and Chief Executive Officer of Group through December 31, 2001, unless terminated earlier as provided therein. Mr. J. Mills is required to devote such time as is reasonably necessary to faithfully and adequately supervise the overall executive management of Group and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. J. Mills is free to participate in other endeavors.

     The compensation provided to Mr. J. Mills under his executive employment agreement includes an annual base salary of not less than $685,000, subject to upward adjustment at the sole discretion of the Board of Directors of Group, and such benefits as are customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. J. Mills is entitled to an annual bonus in an amount determined in accordance with the Senior Executive Incentive Compensation Plan and reimbursement for expenses to own and maintain an automobile.

     Mr. J. Mills' executive employment agreement also provides that if Mr. J. Mills' employment is terminated without cause, Mr. J. Mills will continue to receive his then current salary, which shall not be less than $685,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon death or "total disability" (as defined therein) and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for Mr. J. Mills' and his spouse's lifetime.

     Robert N. Mills Executive Employment Agreement. Mr. Robert N. Mills entered into an executive employment agreement with Group, Viasystems Technologies and Circo Craft as of January 1, 1997 and amended on October 16, 1998. Pursuant to his employment agreement, Mr. R. Mills will serve as the Co-Chairman of the Board of Directors of Group through December 31, 2001, unless terminated earlier as provided therein. Mr. R. Mills is required to devote such time as is reasonably necessary to faithfully and adequately supervise the overall financial management of Group and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. R. Mills is free to participate in other endeavors.

     The compensation provided to Mr. R. Mills under his executive employment agreement includes an annual base salary of not less than $510,000, subject to upward adjustment at the sole discretion of the Chairman of the Board of Directors of Group, and such benefits as are customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. R. Mills is entitled to an annual bonus in an amount determined in accordance with the Senior Executive Incentive Compensation Plan and reimbursement for expenses to own and maintain an automobile.

     Mr. R. Mills' executive employment agreement also provides that if Mr. R. Mills' employment is terminated without cause, Mr. R. Mills will continue to receive his then current salary, which shall not be less than $510,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon death or "total disability" (as defined therein) and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for Mr. R. Mills' and his spouse's lifetime.

     Timothy L. Conlon Executive Employment Agreement. Mr. Timothy L. Conlon entered into an executive employment agreement with Group, Viasystems and Viasystems Technologies as of October 16, 1998. Pursuant to his employment agreement, Mr. Conlon will serve as the President and Chief Operating Officer of Group through December 31, 2001, unless terminated earlier as provided therein. Mr. Conlon is required to devote such time as is reasonably necessary to faithfully and adequately supervise the overall financial management of Group and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. Conlon is free to participate in other endeavors.

     The compensation provided to Mr. Conlon under his executive employment agreement includes an annual base salary of not less than $425,000, subject to upward adjustment at the sole discretion of the Chairman of the Board of Directors of Group, and such benefits as are customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Conlon is entitled to an annual bonus in an amount determined in accordance with the Senior Executive Incentive Compensation Plan and reimbursement for expenses to own and maintain an automobile.

     Mr. Conlon's executive employment agreement also provides that if Mr. Conlon's employment is terminated without cause, Mr. Conlon will continue to receive his then current salary, which shall not be less than $425,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon death or "total disability" (as defined therein) and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for Mr. Conlon's and his spouse's lifetime.

     David M. Sindelar Executive Employment Agreement. Mr. David M. Sindelar entered into an executive employment agreement with Group, Viasystems Technologies and Circo Craft as of January 1, 1997. Pursuant to his employment agreement, Mr. Sindelar will serve as the Senior Vice President and Chief Financial

Officer of Group through December 31, 2001, unless terminated earlier as provided therein. Mr. Sindelar is required to devote such time as is reasonably necessary to faithfully and adequately supervise the overall financial management of Group and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

     The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $230,000, subject to upward adjustment at the sole discretion of the Chairman of the Board of Directors of Group, and such benefits as are customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Sindelar is entitled to an annual bonus in an amount determined in accordance with the Senior Executive Incentive Compensation Plan and reimbursement for expenses to own and maintain an automobile.

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

BENEFIT PLANS

  Stock Option Plan

     Group has adopted the Stock Option Plan pursuant to which incentive and non-qualified stock options, stock appreciation rights, stock awards, performance awards and stock units may be issued to such employees of Group and any parent or subsidiary corporation designated by the Board of Directors of Group. A total of 8,260,000 shares of Group common Stock will be reserved for issuance under the Stock Option Plan. As of December 31, 1998, options to purchase an aggregate of 6,755,000 shares of Group common stock subject to the terms and conditions of the Stock Option Plan are outstanding.

     The Stock Option Plan provides that it is to be administered by a committee of the Board of Directors of Group or a subcommittee of such a committee (the "Committee"). The Committee has the authority to grant to any participant one or more stock options, and to establish the terms and conditions of such options, subject to certain limitations specified in the Stock Option Plan. For example, the per-share exercise price of each option must not be less than 100% of the fair market value of the Group common Stock on the date such option is granted, and no option may be exercisable later than ten years after the date of grant. In the event of a change in control (as defined in the Stock Option Plan), the Committee, in its discretion, may take such actions as it deems appropriate with respect to outstanding awards, including, without limitation, accelerating the exercisability or vesting of such awards.

     The Stock Option Plan became effective as of February 4, 1997. Effective concurrent with the consummation of the Chips Merger, the Stock Option Plan was amended to increase the number of shares of Group common stock reserved for issuance under the Stock Option Plan. The Stock Option Plan, as amended, is subject to stockholder approval and will terminate on February 4, 2007, unless sooner terminated by the Committee.

  Performance Options

     On November 26, 1996, Group granted options (the "Performance Options") to purchase 1,085,187 shares of Group common stock. Messrs. J. Mills and Sindelar were granted Performance Options to purchase 336,408 and 227,889 shares of Group common stock, respectively, and Performance Options to purchase the remaining 520,890 shares of Group common stock were granted to certain officers of the Company who are also affiliated with M&P. On June 2, 1997, Group granted Performance Options to purchase an additional 8,138,904 shares (of which 1,454,158 shares were cancelled) of Group common stock.

Messrs. J. Mills and Sindelar were granted additional Performance Options to purchase 2,132,392 and 1,318,501 shares of Group common stock, respectively, and additional Performance Options to purchase the remaining 4,688,011 shares of Group common stock were granted to certain officers of the Company who are also affiliated with M&P. On March 9, 1998, Group granted Performance Options to purchase an additional 1,663,320 shares of Group common stock. Messrs. J. Mills and Sindelar were granted additional Performance Options to purchase 803,320 and 485,000 shares of Group common stock, respectively, and additional Performance Options to purchase the remaining 375,000 shares of Group common stock were granted to certain officers of the Company who are also affiliated with M&P.

     Pursuant to the terms of the option agreements (the "Performance Option Agreements") related to the Performance Options, the Performance Options will become options to purchase an identical number of shares of Group common stock. The Performance Options are exercisable only in the event that Hicks, Muse Fund III has, as of the exercise date, realized an overall rate of return of at least 35% per annum, compounded annually, on all equity funds invested by it in Group. Subject to the foregoing, the Performance Options are exercisable (i) immediately prior to the consummation of a Liquidity Event (as hereinafter defined), (ii) concurrently with the consummation of a Qualified IPO (as hereinafter defined), or (iii) on the ten year anniversary of their grant. A "Liquidity Event" generally means (i) one or more sales or other dispositions of Group common stock if, thereafter, the amount of Group common stock owned by Hicks, Muse Fund III is reduced by 50%, (ii) any merger, consolidation or other business combination of Group pursuant to which any person or group acquires a majority of the common stock of the resulting entity, or (iii) any sale of all or substantially all of the assets of Group. A "Qualified IPO" means a firm commitment underwritten public offering of Group common stock for gross proceeds of at least $50 million pursuant to an effective registration statement under the Securities Act of 1933, as amended.

     The exercise price for the Performance Options is initially equal to $1.00 per share for the grants made in 1996 and 1997 and $1.22 per share for the grants made in 1998 and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is increased to the per share exercise price for the prior year multiplied by 1.08. The exercise price of the Performance Options and the number of shares of Group common stock for which the Performance Options are exercisable are subject to adjustment in the event of certain fundamental changes in the capital structure of Group. All Performance Options terminate on the ten-year anniversary of their grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     All the issued and outstanding shares of common stock of Viasystems are held by Group. The following table sets forth certain information regarding the beneficial ownership of the voting securities of Group by each person who beneficially owned more than 5% of any class of Group voting securities and by the directors and certain executive officers of Group, individually, and by the directors and executive officers of Group as a group. The Class A Common Stock and Class A Series II Common Stock votes together with the common stock as a single class and are entitled to one vote for each share. Shares of Class A Common Stock and Class A Series II Common Stock are convertible into shares of common stock:

     - at the option of any holder thereof at any time,

     - at the option of Group upon the occurrence of a Triggering Event (as defined below), and

     - automatically on September 30, 2006.

     A "Triggering Event" means any sale of substantially all of the assets of Group or any merger, consolidation or other business combination of Group in which HMTF and its affiliates cease to beneficially own, directly or indirectly, at least 50% of the resulting entity. Each share of Class A Common Stock and Class A Series II Common Stock is convertible into a fraction of a share of common stock equal to:

          (1) the fair market value of a share of common stock at the time of conversion, minus the sum of $.99, or $1.21 in the case of Class A Series II Common Stock, plus imputed interest at a rate of 8% per annum, compounded annually, at the time of conversion,

          (2) divided by the fair market value of a share of common stock at the time of conversion.

     Because the fraction of a share of common stock into which Class A Common Stock and Class A Series II Common Stock is convertible can be determined only at the time of a conversion, shares of common stock that may be issuable upon conversion of Class A Common Stock and Class A Series II Common Stock are not included in the shares of common stock beneficially owned in the following table.

                                                                SHARES BENEFICIALLY OWNED
                                                                  (AS OF MARCH 1, 1999)
                                -----------------------------------------------------------------------------------------
                                                              VIASYSTEMS GROUP          VIASYSTEMS GROUP
                                    VIASYSTEMS GROUP               CLASS A              CLASS A SERIES II
                                      COMMON STOCK              COMMON STOCK              COMMON STOCK
                                ------------------------   -----------------------   -----------------------
                                 NUMBER OF    PERCENT OF   NUMBER OF    PERCENT OF   NUMBER OF    PERCENT OF   PERCENT OF
                                  SHARES        CLASS        SHARES       CLASS        SHARES       CLASS        TOTAL
                                -----------   ----------   ----------   ----------   ----------   ----------   ----------
5% STOCKHOLDERS:
  HM Parties(1)...............  302,458,861      99.9%            --         --             --         --         86.1%
  c/o Hicks, Muse, Tate &
    Furst Incorporated
  200 Crescent Court, Suite
    1600
  Dallas, Texas 75201
OFFICERS AND DIRECTORS:
  James N. Mills(2)...........      200,000      *         35,177,359     100.0%     13,403,370     100.0%        13.9%
  Thomas O. Hicks(1)..........  302,458,861      99.9%            --         --             --         --         86.1%
  Jack D. Furst(1)............  302,458,861      99.9%            --         --             --         --         86.1%
  Richard W. Vieser(3)........      500,000      *                --         --             --         --         *
  Kenneth F. Yontz(4).........      300,000      *                --         --             --         --         *
  Robert N. Mills(5)..........           --                7,140,000       20.3%     1,156,380        8.6%         2.4%
  Timothy L. Conlon...........           --        --             --         --      7,463,000       55.7%         2.1%
  David M. Sindelar(6)........           --                7,807,616       22.2%     1,240,609        9.3%         2.6%
  All executive officers and
    directors as a group (10
    persons)(7)...............  302,658,861      99.9%     35,177,359     100.0%     13,403,370     100.0%       100.0%

---------------

 *  Represents less than 1%.

(1) These figures include shares of common stock owned of record by:

        - Hicks, Muse Equity Fund III, a limited partnership, of which the ultimate general partner is Hicks, Muse, Tate & Furst Fund III, Incorporated, an affiliate of HMTF;

        - HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III; and

        - Other stockholders who own shares of common stock subject to an irrevocable proxy in favor of Hicks, Muse Fund III.

          Thomas O. Hicks is a controlling stockholder of HMTF and serves as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary of HMTF. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of common stock held by Hicks, Muse Fund III and HM3 Coinvestors, L.P. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr., Michael J. Levitt, and David R. Deniger are officers, directors and minority stockholders of HMTF and as such may be deemed to share with Mr. Hicks the power to vote or dispose of common stock held by Hicks, Muse Fund III and HM3 Coinvestors, L.P. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, and Levitt disclaims the existence of a group and disclaims beneficial ownership of common stock not owned of record by him.

(2) These figures include shares of common stock, Class A Common Stock and Class A Series II Common Stock held by James N. Mills and shares of common stock, Class A Common Stock and Class A Series II Common Stock owned of record by certain individuals, including Messrs. R. Mills and D. Sindelar, subject to an irrevocable proxy in favor of Mr. J. Mills. For more information on this proxy, see the text under the heading "Certain Relationships and Related Transactions." These figures do not include 3,272,120 shares of common stock issuable to Mr. J. Mills upon the exercise of Performance Options that are not currently exercisable. For more information on these Performance Options, see the text under the heading "Item 10. Executive Compensation -- Benefit Plans -- Performance Options."

(3) These figures include 100,000 shares of Group common stock that may be acquired by Mr. Vieser upon the exercise of options granted to him pursuant to a stock option agreement with Group.

(4) These figures include 200,000 shares of common stock owned of record by the Kenneth F. Yontz 1997 Family Trust, a trust of which Mr. Yontz does not have the power to vote or dispose of this stock. Mr. Yontz disclaims beneficial ownership of common stock not owned of record by him. These figures include 100,000 shares of Group common stock that may be acquired by Mr. Yontz upon the exercise of options granted to him pursuant to a stock option agreement with Group.

(5) These figures include:

        - 4,000,000 shares of Class A Common Stock held of record by the Robert
          N. Mills Revocable Living Trust, a trust of which Mr. R. Mills is a trustee having the power to vote and dispose of this stock;

        - 3,090,000 shares of Class A Common Stock and 1,156,380 shares of Class A Series II Common Stock owned of record by the Robert Mills Family Limited Partnership, [of which Mr. R. Mills is a general partner having the power to vote and dispose of this stock]; and

        - 50,000 shares owned of record by another individual, subject to an irrevocable proxy in favor of Mr. R. Mills.

          Mr. R. Mills disclaims beneficial ownership of Class A Common Stock not owned of record by him.

(6) These figures include:

        - 200,000 shares of Class A Common Stock owned of record by two children's trusts, of which Mr. Sindelar is a trustee having the power to vote and dispose of this stock; and

        - 7,443,331 shares of Class A Common Stock and 1,240,609 shares of Class A Series II Common Stock owned of record by The D&S Trust #2, of which Mr. Sindelar's brother is the sole trustee. Mr. Sindelar disclaims beneficial ownership of Class A Common Stock not owned of record by him.

          These figures do not include 2,031,390 shares of common stock issuable to Mr. Sindelar upon exercise of Performance Options that are not exercisable within the next 60 days. For more information on these Performance Options, see the text under the heading "Management -- Benefit Plans -- Performance Options."

(7) These figures do not include 9,433,253 shares of common stock issuable to executive officers of Group upon the exercise of Performance Options or options issued under the Stock Option Plan, or Performance Options to be issued in connection with the Equity Contribution, none of which are exercisable within the next 60 day. For more information on these Performance Options, see the text under the heading "Item 10. Executive Compensation -- Benefit Plans -- Performance Options."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Group and its subsidiaries have entered into a ten-year agreement monitoring and oversight agreement (the "Monitoring and Oversight Agreement") with Hicks Muse Partners, an affiliate of Hicks Muse & Co. L.P. ("Hicks Muse Partners"), which was amended upon consummation of the acquisition of Forward and ISL. Under the Monitoring and Oversight Agreement, Group and its subsidiaries are required to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to the Company. The annual fee is adjustable on January 1 of each calendar year to an amount equal to 0.2% of our budgeted consolidated annual net sales for the then-current fiscal year, but in no event less than the base fee of $1.75 million. Upon the acquisition by Group or any of its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using our pro forma combined budgeted consolidated annual net sales. Thomas O. Hicks and Jack D. Furst, directors of Group and Viasystems, Inc., are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company under the Monitoring and Oversight Agreement. In addition, Group and its subsidiaries have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided to it by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the opinion of the Company's management, the fees provided for under the Monitoring and Oversight Agreement reasonably reflect the benefits received and to be received by the Company and its respective subsidiaries.

     Group and its subsidiaries have also entered into a ten-year financial advisory agreement (the "Financial Advisory Agreement"), pursuant to which Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" (as defined) for each "add-on transaction" (as defined) in which Group or any of its subsidiaries is involved. In respect of acquisitions to date, Hicks Muse has received aggregate fees of approximately $17.9 million under the Financial Advisory Agreement. The term "transaction value" means the total value of the add-on transaction including without limitation, the aggregate amount of the funds required to complete the add-on transaction, excluding any fees payable pursuant to the Financial Advisory Agreement, including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving Group or any of its subsidiaries or any of their respective subsidiaries and any other person or entity. In addition, Group and its subsidiaries has agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the Financial Advisory Agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The Financial Advisory Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The Company does not believe that the services that have been and will continue to be provided by Hicks Muse Partners could otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the opinion of the Company's management, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received and to be received by Group and its respective subsidiaries. No fee was paid under the financial advisory agreement in connection with the acquisition of Chips Holdings.

     Nearly all holders of all classes of common stock of Group have entered into an amended and restated stockholders agreement. The stockholders agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of common stock in connection with certain sales of Common Stock by Hick Muse Fund III, which are referred to as "drag-along rights," and granting the parties thereto the right to include a portion of their shares of common stock in certain sales in which Hicks Muse Fund III does not exercise its drag-along rights, which are referred to as "tag-along rights". All parties to the stockholders agreement agreed to take all action within their respective power, including the voting of Common Stock, Class A Common Stock and Class A Series II Common Stock, to cause the board of directors of Group to at all times be constituted by the members designated by Hicks Muse Fund III. The stockholders agreement contains an irrevocable proxy pursuant to which all parties to the stockholders agreement, other than the initial holders of Class A Common Stock, Class A Series II Common Stock and their transferees, grant to Hicks Muse Fund III the power to vote all shares of Common Stock held by these parties on all matters submitted to stockholders. Further, the stockholders agreement contains an irrevocable proxy pursuant to which the initial holders of Class A Common Stock, Class A Series II Common Stock and their transferees grant to James N. Mills, or to Hicks

Muse Fund III if Mr. Mills is no longer an officer or director of Group, the power to vote all shares of Class A Common Stock and Class A Series II Common Stock held by these parties on all matters submitted to stockholders. The stockholders agreement was amended in November 1998 to provide that either James
N. Mills and David Sindelar or the beneficial owners of a majority of the outstanding shares of Class A Common Stock and Class A Series II Common Stock may waive preemptive rights with respect to all shares of Class A Common Stock and Class A Series II Common Stock. The stockholders agreement terminates on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights terminate earlier upon the consummation of a firm commitment underwritten public offering of Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: March 26, 1999

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                 /s/ JAMES N. MILLS                    Chairman of the Board of         March 26, 1999
-----------------------------------------------------    Directors and Chief Executive
                   James N. Mills                        Officer (Principal Executive
                                                         Officer)

                /s/ DAVID M. SINDELAR                  Senior Vice President and Chief  March 26, 1999
-----------------------------------------------------    Financial Officer (Principal
                  David M. Sindelar                      Financial Officer)

                 /s/ ROBERT N. MILLS                   Co-Chairman of the Board of      March 26, 1999
-----------------------------------------------------    Directors
                   Robert N. Mills

                /s/ TIMOTHY L. CONLON                  President, Chief Operating       March 26, 1999
-----------------------------------------------------    Officer and Director
                  Timothy L. Conlon

                 /s/ THOMAS O. HICKS                   Director                         March 26, 1999
-----------------------------------------------------
                   Thomas O. Hicks

                  /s/ JACK D. FURST                    Director                         March 26, 1999
-----------------------------------------------------
                    Jack D. Furst

                /s/ RICHARD W. VIESER                  Director                         March 26, 1999
-----------------------------------------------------
                  Richard W. Vieser

                /s/ KENNETH F. YONTZ                   Director                         March 26, 1999
-----------------------------------------------------
                  Kenneth F. Yontz

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

           2.1           -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Circo Craft Holding Company and certain
                            Purchasers (defined therein) (incorporated by reference
                            to exhibit 2.1 to the Registration Statement filed by the
                            Company on Form S-1 with the Commission on June 19, 1997
                            (the "Form S-1")).
           2.2           -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Circo Technologies Group,
                            Inc. and Circo Craft Technologies, Inc. (incorporated by
                            reference to exhibit 2.2 to the Registration Statement
                            filed by the Company on Form S-1).
           2.3           -- Agreement and Plan of Merger, dated as of April 11, 1997, by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvesters, L.P.
                            (incorporated by reference to exhibit 2.3 to the
                            Registration Statement filed by the Company on Form S-1).
           2.4           -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc. (incorporated by reference to exhibit 2.4 to the
                            Registration Statement filed by the Company on Form S-1).
           2.5           -- Agreement and Plan of Merger dated, as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc. (incorporated by reference to exhibit 2.5 to the
                            Registration Statement filed by the Company on Form S-1).
           2.6           -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.
                            (incorporated by reference to exhibit 2.6 to the annual
                            report filed by the Company on Form 10-K with the
                            Commission on March 31, 1998).
           2.7           -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.1., as purchaser, European
                            Circuits SA and individuals named therein, as sellers
                            (incorporated by reference to exhibit 2.7 to the annual
                            report filed by the Company on Form 10-K with the
                            Commission on March 31, 1998).
           3.1           -- Certificate of Incorporation of Viasystems, Inc.
                            (incorporated by reference to exhibit 3.1 to the
                            Registration Statement filed by the Company on Form S-1).
           3.2           -- Bylaws of Viasystems, Inc. (incorporated by reference to exhibit 3.2 to the Registration Statement filed by the
                            Company on Form S-1).
           4.1           -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee
                            (incorporated by reference to exhibit 4.1 to the
                            Registration Statement filed by the Company on Form S-1).
           4.2           -- Form of the New Note (included in Exhibit 4.1, Exhibit
                            B).
           4.3           -- Second Amended and Restated Credit Agreement dated as of
                            June 5, 1997 among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank (incorporated by reference to
                            exhibit 4.4 to the Registration Statement filed by the
                            Company on Form S-1).
           4.4           -- Amended and Restated Guarantee and Collateral Agreement,
                            dated as of April 11, 1997 (incorporated by reference to
                            exhibit 4.5 to the Registration Statement filed by the
                            Company on Form S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.5           -- Supplement to Guarantee and Collateral Agreement, dated as of June 5, 1997 (incorporated by reference to exhibit
                            4.6 to the Registration Statement filed by the Company on
                            Form S-1).
           4.6           -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and the Bank of New York, as Trustee
                            (incorporated by reference to exhibit 4.7 to the annual
                            report filed by the Company on Form 10-K with the
                            Commission on March 31, 1998).
           4.7           -- Form of Exchange Note (included in Exhibit 4.8, Exhibit
                            B).
           4.8           -- First Amendment, dated as of August 29, 1997, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            June 5, 1997, among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank (incorporated by reference to
                            exhibit 4.10 to the annual report filed by the Company on
                            Form 10-K with the Commission on March 31, 1998).
           4.9           -- Second Amendment, dated as of February 3, 1998, to the
                            Second Amended and Restated Credit Agreement, dated as of
                            June 5, 1997 among Viasystems Group, Inc., Viasystems,
                            Inc., Circo Craft Co. Inc., PCB Investments Plc, Forward
                            Group Plc, Chips Acquisition Limited and Interconnection
                            Systems (Holdings) Limited; and The Chase Manhattan Bank
                            of Canada, Chase Manhattan International Limited and The
                            Chase Manhattan Bank (incorporated by reference to
                            exhibit 4.11 to the annual report filed by the Company on
                            Form 10-K with the Commission on March 31, 1998).
           4.10          -- Third Amendment, dated as of November 30, 1998, to the
                            Second and Amended Restated Credit Agreement, dated as of
                            June 5, 1997 among Viasystems Group, Inc., Viasystems,
                            Inc., Viasystems Canada (f/k/a Circo Craft Co. Inc.), PCB
                            Investments Plc, Viasystems Holdings Limited (f/k/a
                            Forward Group Plc), Chips Acquisition Limited, Print
                            Service Holding N.V., Viasystems II Limited (f/k/a
                            Interconnection Systems (Holdings) Limited); and The
                            Chase Manhattan Bank of Canada, Chase Manhattan
                            International Limited and The Chase Manhattan Bank.*
          10.1           -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circa Craft
                            Technologies, Inc. (confidential Treatment was granted
                            with respect to certain portions of this exhibit)
                            (incorporated by reference to exhibit 10.1 to Amendment
                            No. 2 to Form S-1 filed with the Commission on September
                            16, 1997 (the "Amendment No. 2 to Form S-1").
          10.3           -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan (incorporated by reference to exhibit 10.3 to
                            the Registration Statement filed by the Company on Form
                            S-1).
          10.4           -- Amended and Restated Stock Option Agreement dated, as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and James N. Mills
                            (incorporated by reference to exhibit 10.4 to Amendment
                            No. 1 to the Form S-1 filed with the Commission on July
                            31, 1997 ("Amendment No. 1 to Form S-1")).
          10.5           -- Amended and Restated Stock Option Agreement dated, as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and David M.
                            Sindelar (incorporated by reference to exhibit 10.5 to
                            Amendment No. 1 to the Form S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.6           -- Amended and Restated Stock Option Agreement, dated as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and Larry S. Bacon
                            (incorporated by reference to exhibit 10.6 to Amendment
                            No. 1 to the Form S-1).
          10.7           -- Amended and Restated Stock Option Agreement, dated as of
                            November 26, 1996 between Circo Technologies Group, Inc.,
                            formerly Circo Craft Holding Company and W. Thomas McGhee
                            (incorporated by reference to exhibit 10.7 to Amendment
                            No. 1 to the Form S-1).
          10.8           -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and James N. Mills (incorporated
                            by reference to exhibit 10.8 to Amendment No. 1 to the
                            Form S-1).
          10.9           -- Stock Option Agreement, dated as of June 6, 1997 between
                            Viasystems Group, Inc. and David M. Sindelar
                            (incorporated by reference to exhibit 10.9 to Amendment
                            No. 1 to the Form S-1).
          10.10          -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser (incorporated
                            by reference to exhibit 10.12 to Amendment No. 1 to the
                            Form S-1).
          10.11          -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz (incorporated
                            by reference to exhibit 10.13 to Amendment No. 1 to the
                            Form S-1).
          10.12          -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners, L.P.
                            (incorporated by reference to exhibit 10.14 to Amendment
                            No. 1 to the Form S-1).
          10.13          -- Third Amended and Restated Financial Advisory Agreement,
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners, L.P.
                            (incorporated by reference to exhibit 10.15 to Amendment
                            No. 1 to the Form S-1).
          10.14          -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and James N. Mills (incorporated
                            by reference to exhibit 10.18 to Amendment No. 1 to the
                            Form S-1).
          10.15          -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and David M. Sindelar
                            (incorporated by reference to exhibit 10.19 to Amendment
                            No. 1 to the Form S-1).
          10.16          -- Executive Employment Agreement, dated as of January 1,
                            1997, by and among Circo Technologies Group, Inc., Circo
                            Craft Technologies, Inc. and Robert N. Mills
                            (incorporated by reference to exhibit 10.20 to Amendment
                            No. 1 to the Form S-1).
          10.17          -- Agreement, dated as of December 30, 1996, between Circo
                            Craft Technologies, Inc. and the Communication Workers of
                            America (incorporated by reference to exhibit 10.24 to
                            Amendment No. 1 to the Form S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.18          -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and Circo
                            Craft Technologies, Inc. (incorporated by reference to
                            exhibit 10.25 to the Registration Statement filed by the
                            Company on Form S-1).
          10.19          -- Executive Employment Agreement, dated as of October 16,
                            1998, by and among Viasystems Group, Inc., Viasystems,
                            Inc. and Viasystems Technologies Corp. and Timothy L.
                            Conlon.*
          21.1           -- Subsidiaries of Viasystems, Inc.*
          27.1           -- Financial Data Schedule.*

---------------

 *  Filed herewith.