Form 10-Q
period 1999-03-31
VIASYSTEMS INC
filed 1999-05-14
CIK 1041380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1999
                              -------------------------------------------------

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ---------------------------

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

                                YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Outstanding at
                       Class                  May 11, 1999
                   ----------------           ------------
                   Viasystems, Inc.
                    Common Stock              1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

VIASYSTEMS, INC. & SUBSIDIARIES
      Condensed Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999..............................   2
      Condensed Consolidated Statements of Operations and Comprehensive Income for the
          three months ended March 31, 1998 and 1999................................................................   3
      Condensed Consolidated Statements of Cash Flows for the three months ended
          March 31, 1998 and 1999...................................................................................   4
      Notes to Condensed Consolidated Financial Statements..........................................................   5

Management's Discussion and Analysis of Financial Condition and Results of Operations...............................   8

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...........................................................................  13

SIGNATURES..........................................................................................................  14

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                             December 31,      March 31,
                                                                 1998            1999
                                                             ------------    ------------
                                                                              (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents .............................   $      9,335    $      9,018
   Accounts receivable, net ..............................        204,545         198,256
   Inventories, net ......................................        105,619         101,327
   Prepaid expenses and other ............................         44,612          41,511
                                                             ------------    ------------
      Total current assets ...............................        364,111         350,112
   Property, plant and equipment, net ....................        580,204         565,654
   Intangibles and other assets ..........................        510,388         458,675
                                                             ------------    ------------
      Total assets .......................................   $  1,454,703    $  1,374,441
                                                             ============    ============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term obligations ...........   $     54,534    $     61,300
   Accounts payable ......................................        133,725         139,381
   Accrued and other liabilities .........................        141,400         136,901
   Income taxes payable ..................................         14,914           5,947
                                                             ------------    ------------
Total current liabilities ................................        344,573         343,529
Long-term obligations, less current maturities ...........      1,079,961       1,063,925
Other long-term liabilities ..............................        143,655         139,690
Stockholder's equity (deficit):
   Contributed capital ...................................        338,407         338,374
   Accumulated deficit ...................................       (461,013)       (495,184)
   Accumulated other comprehensive income ................          9,120         (15,893)
                                                             ------------    ------------
      Total stockholder's equity (deficit) ...............       (113,486)       (172,703)
                                                             ------------    ------------
      Total liabilities and stockholder's
        equity (deficit) .................................   $  1,454,703    $  1,374,441
                                                             ============    ============


     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               1998          1999
                                                           -----------    -----------
Net sales ..............................................   $   242,446    $   259,981
Operating expenses:
   Cost of goods sold ..................................       177,689        194,844
   Selling, general and administrative .................        27,709         26,976
   Depreciation and amortization .......................        32,303         34,769
   Write-off of acquired in-process R&D ................        20,100           --
                                                           -----------    -----------
      Operating income (loss) ..........................       (15,355)         3,392
Other expense:
   Interest expense ....................................        23,087         24,009
   Amortization of deferred financing costs ............         1,992          2,405
   Other, net ..........................................           428          1,199
                                                           -----------    -----------
Loss before income tax provision and cumulative
   effect of a change in accounting principle ..........       (40,862)       (24,221)
Provision (benefit) for income taxes ...................        (5,267)        (6,992)
                                                           -----------    -----------
Net loss before cumulative effect of a change in
   accounting principle ................................       (35,595)       (17,229)
                                                           -----------    -----------
Cumulative effect on prior years - write-off of start-up
   costs, net of income tax benefit of $5,647 ..........          --           16,942
                                                           -----------    -----------
Net loss ...............................................       (35,595)       (34,171)
                                                           -----------    -----------

Other comprehensive income (loss):
     Foreign currency translation adjustments ..........         6,090        (25,013)
                                                           -----------    -----------
Comprehensive loss .....................................   $   (29,505)   $   (59,184)
                                                           ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                           --------------------------
                                                                              1998           1999
                                                                           -----------    -----------
Cash flows provided by (used in) operating activities:
Net loss ...............................................................   $   (35,595)   $   (34,171)
Adjustments to reconcile net loss to net cash from operating activities:
   Write-off of acquired in-process research and development ...........        20,100           --
   Depreciation ........................................................        16,819         23,903
   Amortization of intangibles .........................................        15,484         10,866
   Amortization of deferred financing costs ............................         1,992          2,405
   Cumulative effect of a change in accounting principle -
      write-off of start-up costs ......................................          --           22,589
   Deferred taxes ......................................................        (2,705)        (1,326)
   Change in assets and liabilities, net of acquisitions:
       Accounts receivable .............................................       (49,412)         1,973
       Inventories .....................................................          (446)        (3,332)
       Prepaid expenses and other ......................................         1,536            967
       Accounts payable and accrued and other liabilities ..............        10,550         11,755
       Income taxes payable ............................................       (18,130)        (9,248)
                                                                           -----------    -----------
Net cash provided by (used in) operating activities ....................       (39,807)        26,381
                                                                           -----------    -----------
Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash acquired ..................................      (145,464)          --
   Capital expenditures ................................................       (33,021)       (20,135)
                                                                           -----------    -----------
Net cash used in investing activities ..................................      (178,485)       (20,135)
                                                                           -----------    -----------
Cash flows provided by (used in) financing activities:
   Equity proceeds (repurchases) .......................................        55,552            (27)
   Proceeds from the issuance of Series B Senior Subordinated
       Notes due 2007 ..................................................       104,500           --
   Borrowings under the Term Facilities ................................        70,000           --
   Net borrowings (repayments) under the Revolvers .....................         7,544         (9,330)
   Borrowings (repayments) of other long-term obligations ..............           (53)         2,949
   Financing costs .....................................................       (11,836)          --
                                                                           -----------    -----------
Net cash provided by (used in) financing activities ....................       225,707         (6,408)
                                                                           -----------    -----------
Effect of exchange rate changes on cash ................................         1,971           (155)
                                                                           -----------    -----------
Net change in cash and cash equivalents ................................         9,386           (317)
Cash and cash equivalents - beginning of the period ....................        27,538          9,335
                                                                           -----------    -----------
Cash and cash equivalents - end of the period ..........................   $    36,924    $     9,018
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Statement of Cash Flows

     Interest paid for the three months ended March 31, 1998 and 1999 was approximately $12,860 and $12,850, respectively. Income taxes paid for the three months ended March 31, 1998, and refunds received for the three months ended March 31, 1999, were approximately $15,582 and $2,063, respectively.

2.   INVENTORIES

     The composition of inventories at March 31, 1999, is as follows:


         Raw materials...........................  $   37,981
         Work-in-process.........................      43,157
         Finished goods..........................      20,189
                                                   ----------
         Total...................................  $  101,327
                                                   ==========

3.   INTANGIBLE ASSET

      The Company's management has performed a comprehensive review of the strategic position of its individual business units, which resulted in plant shutdowns, downsizing and consolidations of certain facilities. As a result, the Company is assessing the carrying value of goodwill and other acquired intangibles. While the Company has not yet completed this assessment, a possible outcome may be a write-off of a portion of the goodwill and other acquired intangible assets presently carried on its books. The Company expects to conclude this matter in the near term, but not later than the filing of its Form 10-K for the current fiscal year.

4.   PLANT SHUTDOWN, DOWNSIZING AND CONSOLIDATION ACCRUALS

     Detail accrual usage for the three months ended March 31, 1999, is as follows:


         Key personnel and severance costs........................... $  2,264
         Equipment removal and disposal..............................      207
         Idle plant costs............................................      539
         Cleanup and restoration.....................................    1,850
         Lease commitment costs......................................      243
                                                                      --------
           Total..................................................... $  5,103
                                                                      ========

5.   ACCOUNTING CHANGE

     In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. Effective January 1, 1999, the Company adopted SOP 98-5 and accordingly recorded a cumulative effect of a change in accounting principle for the write-off of the net book value of start-up costs as of January 1, 1999. See the Condensed Consolidated Statement of Operations and Comprehensive Income.

6.   BUSINESS SEGMENT INFORMATION

    Pertinent financial data by major geographic segments is as follows:


                                                                                                    Operating
                                                                             Net Sales            Income/(Loss)
                                                                             ---------            -------------
NORTH AMERICA:
   Three months ended March 31, 1998...............................       $    123,660            $      8,707
   Three months ended March 31, 1999...............................            142,611                  18,055

EUROPE:
   Three months ended March 31, 1998...............................       $    118,786            $    (24,062)
   Three months ended March 31, 1999...............................            120,454                 (14,663)

ELIMINATIONS:
   Three months ended March 31, 1998...............................       $         -             $         -
   Three months ended March 31, 1999...............................             (3,084)                     -

TOTAL:
   Three months ended March 31, 1998...............................       $    242,446            $    (15,355)
   Three months ended March 31, 1999...............................            259,981                   3,392

7.   NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "intends," "anticipates," "estimates," "forecasts," "projects" and other words of similar meaning. These statements are likely to address expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements relating to future economic performance. There can be no assurance that the Company's actual results will not differ materially from its expectations. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. For those statements, the Company claims protection of the safe harbor for forward-looking statements provided for by
Section 27A of the Securities Act of 1933, as amended. These factors include assumptions based on historic experiences that may not apply to future results as well as a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they include the following:

o General competition in the markets and industries in which the Company operates;

o Consequences of the Company's substantial leverage including: (i) significant cash requirements to service indebtedness, reducing funds available for operations and future business opportunities and increasing the Company's vulnerability to adverse general economic and industry conditions and competition; (ii) possible limitations on its ability to obtain additional financing for operations and acquisitions; and (iii) restrictions placed on it by the agreements setting forth the terms and conditions of such indebtedness;

o Uncertainties arising from the Company's limited history of integrating the operations of separate and distinct businesses acquired since August 1996;

o Uncertainties arising from the Company's ability to implement its operating and acquisition strategies, including the ability to identify, negotiate and consummate future acquisitions on terms management considers favorable;

o Fluctuation in operating results arising from the variability in timing and volume of customer orders compared to the Company's capacity at the time of such orders, timing of expenditures in anticipation of future sales, pricing pressures, variations in product mix, start-up expenses relating to new facilities, economic conditions in the electronics industry and adverse developments with respect to significant customers, including Lucent Technologies, any or all of which could have a material adverse effect on the Company and its results of operations, financial condition, cash flows and its ability to service debt;

o Uncertainties arising from the rapidly changing technology and continually changing process developments characteristic of the market for the Company's products and services;

o Uncertainties relating to the Company's significant operations in international markets, including currency fluctuations and restrictions, inflation, changes in political and economic conditions, governmental regulation, changes in import duties, trade restrictions, work stoppages and taxes;

o Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the SEC that are adverse to the Company; and

o Economic factors over which the Company has no control, including inflation and interest rates.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales for the three months ended March 31, 1999, were $260.0 million, representing a $17.6 million, or 7.3% increase from the same period in 1998. The increase is due primarily to the acquisitions of the Ericsson facility, Mommers and Zincocelere completed in the first quarter of 1998 (the "1998 Acquisitions") and volume growth partially offset by contractual price reductions, typical, industry-wide pricing pressures as well as the negative impact of the stronger U.K. pound as it relates to continental European currencies.

     Cost of goods sold for the three months ended March 31, 1999, was $194.8 million, or 74.9% of sales compared to $177.7 million, or 73.3% of sales for the three months ended March 31, 1998. Cost of goods sold increased as a percent of sales year over year as a result of product mix changes from the 1998 Acquisitions as well as the above mentioned currency-related price reductions experienced by the Company, partially offset by cost containment activities.

     Selling, general and administrative expenses for the three months ended March 31, 1999, decreased by $.7 million versus the comparable period in 1998. These costs decreased primarily due to cost containment efforts made by the Company.

     During the first fiscal quarter of 1998, the Company recorded a one-time non-cash write-off of $20.1 million related to in-process research and development acquired in the acquisitions of Mommers and Zincocelere.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements will be for debt service requirements, working capital needs and capital expenditures. In addition, the potential for acquisitions of other businesses by the Company in the future likely may require additional debt and/or equity financing.

     Net cash provided by operating activities was $26.4 million for the three months ended March 31, 1999, compared to net cash used in operating activities of $39.8 million for the same period in 1998. The increase in net cash provided by operating activities relates primarily to timing of receipts from certain major customers.

     Net cash used in investing activities was $20.1 million for the three months ended March 31, 1999, compared to $178.5 million for the three months ended March 31, 1998. The net cash used in investing activities for the first three months of 1999 was entirely related to capital expenditures. In 1998, net cash used in investing activities included $145.5 million related to the 1998 acquisitions with the remainder related to capital expenditures.

     During 1998, the acquisitions of Mommers and Zincocelere were funded primarily through the proceeds from the offering of $100.0 million principal amount of 9 3/4% Series B Senior Subordinated Notes due 2007, an equity contribution of $50.0 million and additional term loan borrowings of $70.0 million

YEAR 2000 ISSUE

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

The Company's information systems are currently being upgraded and replaced as part of a strategy to implement consistent systems worldwide. The new systems being installed are capable of processing year 2000 information. All remaining systems will either be corrected in order to enable them to process year 2000 information or, if necessary, will be replaced with year 2000 compliant systems. The Company is more than fifty percent complete in having its mission critical business applications, computers and communications, facilities and process equipment fully compliant. The Company believes that it will achieve compliance with all business critical year 2000 processing requirements by the third fiscal quarter of 1999, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company will capitalize and depreciate the cost of replacement systems consistent with its existing capital expenditures policies. Costs incurred to modify and maintain existing systems will be expensed as incurred. Management believes that a substantial portion of the costs for the new systems and the modifications will not represent incremental costs to the Company, but rather will represent the reallocation of existing and planned information technology resources. The amounts expensed related the year 2000 issue have been immaterial, and management expects that amounts required to be expensed in future periods will not have a material effect on its financial position or results of operations. However, there can be no assurance that this process can be completed on the timetable described above; that all issues have been identified; or that the remediation process will be fully effective.

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

INTEREST RATE RISK

    At March 31, 1999, approximately $567.5 million of the Company's long-term debt, specifically borrowings outstanding under the Amended Senior Credit Facilities and the Chips Loan Notes, bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three months ended March 31, 1999, would have increased by approximately $2.8 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

The Company manufactures PCBs and assembles backplanes in various regions of the world, and exports and imports these products to and from several countries. The Company's operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect the Company's product prices and operating costs or those of its competitors. The Company, from time to time, engages in hedging operations, such as forward exchange contracts, to reduce its exposure to foreign currency fluctuations. The Company does not engage in hedging transactions for speculative investment reasons. Such hedging operations historically have not been material and gains and losses from such operations have not been significant. There can be no assurance that such hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

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

              (b)   Reports on Form 8-K
                    None.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            VIASYSTEMS, INC.

Dated:  May 14, 1999                        By:
                                                /s/ David M. Sindelar
                                                -------------------------------
                                            Name:     David M. Sindelar
                                            Title:    Senior Vice President and
                                                      Chief Financial Officer

                                INDEX TO EXHIBITS


                  Exhibit
                    No.                      Description
                  -------                    -----------
                    3.1    -  Certificate of Incorporation of Viasystems,
                              Inc. (incorporated by reference to exhibit 3.1 to
                              the Registration Statement filed by the Company
                              on Form S-1, Registration No. 333-29727).

                    3.2    -  Bylaws of Viasystems, Inc. (incorporated by
                              reference to exhibit 3.2 to the Registration
                              Statement filed by the Company on Form S-1).

                    27.1   -  Financial data schedule of Viasystems, Inc.