Form 10-Q
period 1999-06-30
VIASYSTEMS INC
filed 1999-08-13
CIK 1041380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1999
                              --------------------------------------------------

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Outstanding at
                       Class               August 12, 1998
                       -----               ---------------
                 Viasystems, Inc.
                   Common Stock              1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

VIASYSTEMS, INC. & SUBSIDIARIES
      Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999...............................   2
      Condensed Consolidated Statements of Operations and Comprehensive Income
        for the three and six months ended June 30, 1998 and 1999...................................................   3
      Condensed Consolidated Statements of Cash Flows for the six months ended
        June 30, 1998 and 1999......................................................................................   4
      Notes to Condensed Consolidated Financial Statements..........................................................   5

Management's Discussion and Analysis of Financial Condition and Results of Operations...............................   9

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...........................................................................  15

SIGNATURES..........................................................................................................  16

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                       December 31,         June 30,
                                                                                           1998               1999
                                                                                       -------------     -------------
ASSETS                                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents...........................................              $       9,335     $       2,042
     Accounts receivable, net............................................                    204,545           199,912
     Inventories, net....................................................                    105,619           106,209
     Prepaid expenses and other..........................................                     44,612            39,476
                                                                                       -------------     -------------
        Total current assets.............................................                    364,111           347,639
     Property, plant and equipment, net..................................                    580,204           561,894
     Intangibles and other assets........................................                    510,388           446,140
                                                                                       -------------     -------------
        Total assets.....................................................              $   1,454,703     $   1,355,673
                                                                                       =============     =============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations.........................              $      54,534     $      67,486
     Accounts payable....................................................                    133,725           147,295
     Accrued and other liabilities.......................................                    141,400           112,203
     Income taxes payable................................................                     14,914                --
                                                                                       -------------     -------------
        Total current liabilities........................................                    344,573           326,984
Long-term obligations, less current maturities...........................                  1,079,961         1,086,958
Other long-term liabilities..............................................                    143,655           136,963
Stockholder's equity (deficit):
     Contributed capital.................................................                    338,407           340,375
     Accumulated deficit.................................................                   (461,013)         (506,094)
     Accumulated other comprehensive income (loss).......................                      9,120           (29,513)
                                                                                       -------------     -------------
        Total stockholder's equity (deficit).............................                   (113,486)         (195,232)
                                                                                       -------------     -------------
        Total liabilities and stockholder's equity (deficit).............              $   1,454,703     $   1,355,673
                                                                                       =============     =============


     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    Three Months Ended        Six Months Ended
                                                                                         June 30,                 June 30,
                                                                                  ----------------------   ----------------------
                                                                                     1998         1999        1998         1999
                                                                                  ---------    ---------   ---------    ---------
Net sales ......................................................................  $ 261,872    $ 260,404   $ 504,318    $ 520,385
Operating expenses:
Cost of goods sold .............................................................    189,661      187,568     367,350      382,412
Selling, general and administrative ............................................     28,699       22,061      56,408       49,037
Depreciation and amortization ..................................................     33,584       37,598      65,887       72,367
Write-off of acquired in-process R&D ...........................................         --           --      20,100           --
                                                                                  ---------    ---------   ---------    ---------
    Operating income (loss) ....................................................      9,928       13,177      (5,427)      16,569
Other expense:
    Interest expense ...........................................................     21,804       25,246      44,891       49,255
    Amortization of deferred financing costs....................................      2,414        2,510       4,406        4,915
    Other, net .................................................................      1,729          367       2,157        1,566
                                                                                  ---------    ---------   ---------    ---------
     Loss before income tax provision and
       cumulative effect of a change in accounting
       principle ...............................................................    (16,019)     (14,946)    (56,881)     (39,167)
Provision (benefit) for income taxes ...........................................     (6,763)      (4,036)    (12,030)     (11,028)
                                                                                  ---------    ---------   ---------    ---------
     Loss before cumulative effect of a change in
       accounting principle ....................................................     (9,256)     (10,910)    (44,851)     (28,139)
Cumulative effect- write-off of start-up costs, net
    of income tax benefit
    of $5,647 ..................................................................         --           --          --       16,942
                                                                                  ---------    ---------   ---------    ---------
Net loss .......................................................................     (9,256)     (10,910)    (44,851)     (45,081)
                                                                                  ---------    ---------   ---------    ---------
Other comprehensive income (loss):
Foreign currency translation adjustments .......................................     (4,766)     (13,620)      1,324      (38,633)
                                                                                  ---------    ---------   ---------    ---------
Comprehensive loss .............................................................  $ (14,022)   $ (24,530)  $ (43,527)   $ (83,714)
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                        1998           1999
                                                                                     ---------      ---------
Cash flows provided by (used in) operating activities:
Net loss .......................................................................     $ (44,851)     $ (45,081)
Adjustments to reconcile net loss to net cash from operating activities:
     Write-off of acquired in-process research and development .................        20,100             --
     Depreciation ..............................................................        35,747         50,774
     Amortization of intangibles ...............................................        30,140         21,593
     Amortization of deferred financing costs ..................................         4,406          4,915
     Cumulative effect of a change in accounting principle - write-off
       of start-up costs .......................................................            --         22,589
     Deferred taxes ............................................................       (11,575)        (2,070)
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable .....................................................       (15,092)        (2,118)
       Inventories .............................................................          (474)        (7,504)
       Prepaid expenses and other ..............................................        (8,772)         1,238
       Accounts payable and accrued and other liabilities ......................       (26,843)        (5,564)
       Income taxes payable ....................................................       (16,640)       (14,308)
                                                                                     ---------      ---------
Net cash provided by (used in) operating activities ............................       (33,854)        24,464
                                                                                     ---------      ---------
Cash flows provided by (used in) investing activities:
     Acquisitions, net of cash acquired ........................................      (145,464)        (9,341)
     Capital expenditures ......................................................       (58,029)       (44,924)
                                                                                     ---------      ---------
Net cash used in investing activities ..........................................      (203,493)       (54,265)
                                                                                     ---------      ---------
Cash flows provided by (used in) financing activities:
     Equity proceeds (repurchases) .............................................        55,552            (27)
     Proceeds from the issuance of Series B Senior Subordinated Notes
       due 2007 ................................................................       104,500             --
     Borrowings (repayments) under the Term Facilities .........................       103,438        (16,000)
     Net borrowings under the Revolvers ........................................        13,663         48,199
     Repayment of the Chips Loan Notes liability ...............................       (33,938)            --
     Repayments of other long-term obligations .................................          (934)        (9,005)
     Financing costs ...........................................................       (12,271)            --
                                                                                     ---------      ---------
Net cash provided by financing activities ......................................       230,010         23,167
                                                                                     ---------      ---------
Effect of exchange rate changes on cash ........................................           112           (659)
                                                                                     ---------      ---------
Net change in cash and cash equivalents ........................................        (7,225)        (7,293)
Cash and cash equivalents - beginning of the period ............................        27,538          9,335
                                                                                     ---------      ---------
Cash and cash equivalents - end of the period ..................................     $  20,313      $   2,042
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Statement of Cash Flows

     Interest paid for the six months ended June 30, 1998 and 1999 was approximately $44,578 and $48,546, respectively. Income taxes paid for the six months ended June 30, 1998, were approximately $16,186. Net income tax refunds received for the six months ended June 30, 1999, were approximately $296.

2.   INTANGIBLE ASSET

     The Company's management is performing a comprehensive review of the strategic position of its individual business units, which have resulted in plant shutdowns, downsizing and consolidation of certain facilities. As a result, the Company is assessing the carrying value of goodwill and other acquired intangibles. While the Company has not yet completed this assessment, a possible outcome may be a write-off of a portion of the goodwill and other acquired intangible assets presently carried on the books. The Company expects to conclude this matter in the near term, but not later than the filing of its Form 10-K for the current fiscal year.

3.   ACQUISITION

     In April 1999 the Company acquired all of the outstanding shares of PAGG Corporation ("PAGG") located in Milford, Massachusetts, for a cash purchase price of approximately $9,300 plus the issuance of 1,639,344 shares of Viasystems Group, Inc.'s $0.01 per share common stock valued at $2,000. PAGG operates multiple surface mount production lines for printed circuit board and backplane assembly and has full box build capabilities. The acquisition was accounted for as a purchase, and accordingly, the results of operations of PAGG since acquisition are included in the results of operations of the Company.

4.   INVENTORIES

     The composition of inventories at June 30, 1999, is as follows:

         Raw materials................................................................              $   36,845
         Work-in-process..............................................................                  44,966
         Finished goods...............................................................                  24,398
                                                                                                    ----------
         Total........................................................................              $  106,209
                                                                                                    ==========

5.   PLANT SHUTDOWN, DOWNSIZING AND CONSOLIDATION ACCRUALS

     Details of accrued liabilities follows:

         Accrual balance, December 31, 1998..........................................                 $   39,620

         Costs incurred:
         Key personnel and severance costs...........................................                      3,629
         Equipment removal and disposal..............................................                        768
         Idle plant costs............................................................                      4,676
         Cleanup and restoration.....................................................                      2,511
         Lease commitment costs......................................................                        311
                                                                                                      ----------
         Accrual balance, June 30, 1999..............................................                 $   27,725
                                                                                                      ==========

6.   ACCOUNTING CHANGE

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

7.       BUSINESS SEGMENT INFORMATION

    Pertinent financial data by major geographic segments is as follows:

                                                                                                    Operating
                                                                            Net Sales             Income/(Loss)
                                                                          ------------            -------------
NORTH AMERICA:
   Six months ended June 30, 1998..................................       $    253,297            $     22,996
   Six months ended June 30, 1999..................................            296,465                  42,848

EUROPE:
   Six months ended June 30, 1998..................................       $    251,021            $    (28,423)
   Six months ended June 30, 1999..................................            229,898                 (26,279)

ELIMINATIONS:
   Six months ended June 30, 1998..................................       $         -             $         -
   Six months ended June 30, 1999..................................             (5,978)                     -

TOTAL:
   Six months ended June 30, 1998..................................       $    504,318            $     (5,427)
   Six months ended June 30, 1999..................................            520,385                  16,569

                                                                                                    Operating
                                                                            Net Sales             Income/(Loss)
                                                                          ------------            ------------
NORTH AMERICA:
   Three months ended June 30, 1998................................       $    129,636            $     14,288
   Three months ended June 30, 1999................................            153,854                  24,797

EUROPE:
   Three months ended June 30, 1998................................       $    132,236            $     (4,360)
   Three months ended June 30, 1999................................            109,441                 (11,620)

ELIMINATIONS:
   Three months ended June 30, 1998................................       $         -             $         -
   Three months ended June 30, 1999................................             (2,891)                     -

TOTAL:
   Three months ended June 30, 1998................................       $    261,872            $      9,928
   Three months ended June 30, 1999................................            260,404                  13,177

8.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

9.  SUBSEQUENT EVENT

    On August 5, 1999, the Company acquired the PCB manufacturing division ("Kalex") of Termbray Industries International (Holdings) Limited (the "Kalex Acquisition"), a manufacturer of rigid printed circuit boards located in China for a net cash purchase of approximately $301,000. The Kalex Acquisition and the transactions described below were funded with (i) $200,000 from the issuance of 163,934,426 shares of Viasystems Group Inc.'s common stock, (ii) $291,000 from borrowings under a New Tranche C Term Loan.

    In connection with the Kalex Acquisition, the Company entered into an Amended and Restated Credit Agreement with terms substantially similar to the prior credit agreement. The balance of the proceeds raised by the Company were used to repay $10,125 of debt outstanding under the Chips Term Loans, cash collateralize the Chips Term Loans by $89,875 and pay down approximately $73,000 under its revolving credit facilities.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net sales for the three months ended June 30, 1999, were $260.4 million, representing a $1.5 million, or 0.6% decrease from the same period in 1998. The decrease is primarily a result of industry-wide pricing pressures and contractual price reductions, partially offset by favorable mix changes.

     Cost of goods sold for the three months ended June 30, 1999, was $187.6 million, or 72.0% of sales compared to $189.7 million, or 72.4% of sales for the three months ended June 30, 1998. Cost of goods sold decreased as a percent of sales year over year as a result of favorable mix changes and cost containment activities, partially offset by the above mentioned pricing pressures.

     Selling, general and administrative expenses for the three months ended June 30, 1999, decreased by $6.6 million versus the comparable period in 1998. These costs decreased primarily due to cost containment efforts made by the Company.

     Depreciation and amortization of $37.6 million increased $4.0 million for the three months ended June 30, 1999 compared to $33.6 million for the same period in 1998.

     Other expense increased $2.1 million, from $26.0 million, for the three months ended June 30, 1998 compared to $28.1 million for the three months ended June 30, 1999. The increase was a result of higher interest expense.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1999

     Net sales for the six months ended June 30, 1999, were $520.4 million, representing a $16.1 million, or 3.2% increase from the comparable period in 1998. The increase is due primarily to the acquisitions of Mommers and Zincocelere, partially offset by industry-wide pricing pressures, contractual price reductions, as well as the negative impact of the stronger U.K. pound as it relates to continental European currencies.

     Cost of goods sold for the six months ended June 30, 1999, was $382.4 million, or 73.5% of sales compared to $367.4 million, or 72.9% of sales for the six months ended June 30, 1998. Cost of goods sold as a percent of sales increased year over year as a result of product mix changes from the 1998 acquisition as well as the above mentioned currency-related and contractual price reductions experienced by the Company, partially offset by cost containment activities.

     Selling, general and administrative expenses for the six months ended June 30, 1999, decreased by $7.4 million versus the comparable period in 1998. These costs decreased primarily due to cost containment efforts made by the Company.

     Other expense increased $4.2 million, from $51.5 million for the six months ended June 30, 1998 to $55.7 million in the same period of 1999, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the acquisitions of Mommers and Zincocelere.

     Depreciation and amortization increased $6.5 million for the six months ended June 30, 1999, primarily as a result of the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions of Mommers and Zincocelere in the first quarter of 1998.

     During the first half of 1999, the Company recorded a one-time non-cash cumulative effect of a change in accounting principle of $16.9 million (net of $5.6 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

     During the first half of 1998, the Company recorded a one-time non-cash write-off of $20.1 million related to in-process research and development acquired in the acquisitions of Mommers and Zincocelere.

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

     Net cash provided by operating activities was $24.5 million for the six months ended June 30, 1999, compared to net cash used in operating activities of $33.9 million for the same period in 1998. The increase in net cash provided by operating activities relates primarily to timing of receipts from certain major customers.

     Net cash used in investing activities was $54.3 million for the six months ended June 30, 1999, compared to $203.5 million for the six months ended June 30, 1998. The net cash used in investing activities for the first six months of 1999 included $9.3 million related to the acquisition of PAGG with the remainder related to capital expenditures. In 1998, net cash used in investing activities included $145.5 million related to the 1998 acquisitions with the remainder related to capital expenditures.

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

    Management has implemented a Company-wide initiative to ensure that both its information technology systems and non-information technology systems applications are capable of processing data and transactions pertaining to the year 2000. The initiative utilizes both Company resources and external resources to identify and assess systems and applications affected, to correct existing systems or to acquire replacement systems, and to test the systems and applications for compliance with the requirements for processing year 2000 information. The Company's information systems are currently being upgraded and replaced as part of a strategy to implement consistent systems worldwide. The new systems being installed are capable of processing year 2000 information. All remaining systems will either be corrected in order to enable them to process year 2000 information or, if necessary, will be replaced with year 2000 compliant systems. The Company is more than ninety percent complete in having its mission critical business applications, computers and communications, facilities and process equipment fully compliant. The Company believes that it will achieve compliance with all business critical year 2000 processing requirements by the third fiscal quarter of 1999, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company will capitalize and depreciate the cost of replacement systems consistent with its existing capital expenditures policies. Costs incurred to modify and maintain existing systems will be expensed as incurred. Management believes that a substantial portion of the costs for the new systems and the modifications will not represent incremental costs to the Company, but rather will represent the reallocation of existing and planned information technology resources. The amounts expensed related to the year 2000 issue have been immaterial, and management expects that amounts required to be expensed in future periods will not have a material effect on its financial position or results of operations. However, there can be no assurance that this process can be completed on the timetable described above; that all issues have been identified; or that the remediation process will be fully effective.

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

INTEREST RATE RISK

    At June 30, 1999, approximately $610.2 million of the Company's long-term debt, specifically borrowings outstanding under the Amended Senior Credit Facilities and the Chips Loan Notes, bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three months ended June 30, 1999, would have increased by approximately $3.1 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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


                                           VIASYSTEMS, INC.

Dated:  August 13, 1999                    By:
                                                    /s/ David M. Sindelar
                                                    ----------------------------
                                           Name:    David M. Sindelar
                                           Title:   Senior Vice President and
                                                    Chief Financial Officer


                                                    /s/ Joseph S. Catanzaro
                                                    ----------------------------
                                           Name:    Joseph S. Catanzaro
                                           Title:   Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------
  3.1               Certificate of Incorporation of Viasystems, Inc.
                    (incorporated by reference to exhibit 3.1 to the
                    Registration Statement filed by the Company on Form S-1,
                    Registration No. 333-29727).

  3.2 Bylaws of Viasystems, Inc. (incorporated by reference to exhibit 3.2 to the Registration Statement filed by the Company on Form S-1).

  27.1              Financial data schedule of Viasystems, Inc.