Form 10-Q
period 1999-09-30
VIASYSTEMS INC
filed 1999-11-15
CIK 1041380

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1999
                              -------------------------------------------------

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   -------------------------

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


                                              Outstanding at
                        Class                November 12, 1998
                        -----                -----------------
                   Viasystems, Inc.
                     Common Stock              1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VIASYSTEMS, INC. & SUBSIDIARIES
Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999................................   2
Condensed Consolidated Statements of Operations and Comprehensive Income
   for the three and nine months ended September 30, 1998 and 1999..................................................   3
Condensed Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1998 and 1999......................................................................................   4
Notes to Condensed Consolidated Financial Statements................................................................   5

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  11

Item 3. - Quantitative and Qualitative Disclosures About Market Risk................................................  16

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K........................................................................... 17

SIGNATURES..........................................................................................................  18

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                       December 31,      September 30,
                                                                                           1998               1999
                                                                                       -------------     -------------
ASSETS                                                                                                     (Unaudited)

Current assets:
     Cash and cash equivalents...........................................              $       9,335     $      18,662
     Accounts receivable, net............................................                    204,545           262,425
     Inventories.........................................................                    105,619           132,261
     Prepaid expenses and other..........................................                     44,612            38,657
                                                                                       -------------     -------------
        Total current assets.............................................                    364,111           452,005
     Property, plant and equipment, net..................................                    580,204           680,098
     Intangibles and other assets........................................                    510,388           660,329
                                                                                       -------------     -------------
        Total assets.....................................................              $   1,454,703     $   1,792,432
                                                                                       =============     =============



LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations.........................              $      54,534     $      25,214
     Accounts payable....................................................                    133,725           157,480
     Accrued and other liabilities.......................................                    141,400           138,447
     Income taxes payable................................................                     14,914            21,376
                                                                                       -------------     -------------
        Total current liabilities........................................                    344,573           342,517
Long-term obligations, less current maturities...........................                  1,079,961         1,323,745
Other long-term liabilities..............................................                    143,655           149,994
Stockholder's equity (deficit):
     Contributed capital.................................................                    338,407           538,480
     Accumulated deficit.................................................                   (461,013)         (554,280)
     Accumulated other comprehensive income (loss).......................                      9,120            (8,024)
                                                                                       -------------     -------------
        Total stockholder's equity (deficit).............................                   (113,486)          (23,824)
                                                                                       -------------     -------------
        Total liabilities and stockholder's equity.......................              $   1,454,703     $   1,792,432
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                         ----------------------------      ----------------------------
                                                            1998             1999              1998             1999
                                                         -----------      -----------      -----------      -----------

Net sales........................................        $   262,989      $   270,096      $   767,307      $   790,481
Operating expenses:
Cost of goods sold...............................            185,007          208,342          552,357          590,754
Selling, general and administrative..............             25,247           29,015           81,655           78,052
Depreciation and amortization....................             43,265           45,629          109,152          117,996
Write-off of acquired in-process R&D.............               -              17,600           20,100           17,600
                                                         -----------      -----------      -----------      -----------
    Operating income (loss)......................              9,470          (30,490)           4,043          (13,921)
Other expense:
    Interest expense.............................             23,382           30,717           68,273           79,972
    Amortization of deferred financing costs....               2,383            2,637            6,789            7,552
    Other, net...................................                502            2,164            2,659            3,730
                                                         -----------      -----------      -----------      -----------
     Loss before income tax provision and
       cumulative effect of a change in accounting
       principle.................................            (16,797)         (66,008)         (73,678)        (105,175)
Benefit for income taxes.........................             (1,064)         (17,822)         (13,094)         (28,850)
                                                         -----------      -----------      -----------      -----------
     Loss before cumulative effect of a change in
       accounting principle......................            (15,733)         (48,186)         (60,584)         (76,325)
Cumulative effect- write-off of start-up costs, net
    of income tax benefit of $5,647..............                  -                -                -           16,942
                                                         -----------      -----------      -----------      -----------
Net loss ........................................            (15,733)         (48,186)         (60,584)         (93,267)
                                                         -----------      -----------      -----------      -----------
Other comprehensive income (loss):
    Foreign currency translation adjustments....              20,209           21,489           21,533          (17,144)
                                                         -----------      -----------      -----------      -----------
Comprehensive income (loss)......................        $     4,476      $   (26,697)     $   (39,051)     $  (110,411)
                                                         ===========      ===========      ===========      ===========





     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       -------------------------------
                                                                                            1998              1999
                                                                                       ------------      -------------
Cash flows provided by (used in) operating activities:
Net loss....................................................................           $    (60,584)     $     (93,267)
Adjustments to reconcile net loss to net cash from operating activities:
     Write-off of acquired in-process research and development..............                 20,100             17,600
     Depreciation...........................................................                 59,125             80,678
     Amortization of intangibles............................................                 50,027             37,318
     Amortization of deferred financing costs...............................                  6,789              7,552
     Cumulative effect of a change in accounting principle - write-off
       of start-up costs...............................................                           -             22,589
     Deferred taxes.........................................................                (10,709)           (33,584)
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................................                (25,780)           (25,516)
       Inventories..........................................................                  3,581             (9,519)
       Prepaid expenses and other...........................................                 (9,551)             1,609
       Accounts payable and accrued and other liabilities...................                (59,570)           (10,217)
       Income taxes payable.................................................                      -              1,218
                                                                                       ------------      -------------
Net cash used in operating activities.......................................                (26,572)            (3,539)
                                                                                       ------------      -------------
Cash flows from investing activities:
     Acquisitions, net of cash acquired.....................................               (145,464)          (313,843)
     Capital expenditures...................................................                (86,416)           (77,388)
                                                                                       ------------      --------------
Net cash from investing activities..........................................               (231,880)          (391,231)
                                                                                       ------------      -------------
Cash flows from financing activities:
     Equity proceeds........................................................                 55,616            198,077
     Proceeds from the issuance of Series B Senior Subordinated Notes
       due 2007..........................................................                   104,500                  -
     Borrowings under the Term Facilities...................................                103,438            264,875
     Net borrowings under the Revolvers.....................................                 29,260             50,307
     Repayment of the Chips Loan Notes liability............................                (33,938)                 -
     Chips Term Loans - cash collateral.....................................                      -            (89,875)
     Repayments of other long-term obligations..............................                 (7,817)           (10,742)
     Financing costs........................................................                (12,271)            (7,706)
                                                                                       ------------      -------------
Net cash from financing activities..........................................                238,788            404,936
                                                                                       ------------      -------------
Effect of exchange rate changes on cash.....................................                  2,512               (839)
                                                                                       ------------      -------------
Net change in cash and cash equivalents.....................................                (17,152)             9,327
Cash and cash equivalents - beginning of the period.........................                 27,538              9,335
                                                                                       ------------      -------------
Cash and cash equivalents - end of the period...............................           $     10,386      $      18,662
                                                                                       ============      =============


     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Statement of Cash Flows

     Interest paid for the nine months ended September 30, 1998 and 1999 was approximately $55,803 and $58,935, respectively. Income taxes paid for the nine months ended September 30, 1998, were approximately $20,176. Net income tax refunds received for the nine months ended September 30, 1999, were approximately $2,130.

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

3.   ACQUISITIONS

     In August 1999, the Company acquired the printed circuit board ("PCB") manufacturing division ("Kalex") of Termbray Industries International (Holdings) Limited, a manufacturer of rigid PCBs located in the People's Republic of China, for a net cash purchase price of approximately $301,000 plus acquisition costs of approximately $8,500 (the "Kalex Acquisition"). Accordingly, the results of operations of Kalex since acquisition are included in the results of operations of the Company.

     The Kalex Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use totaled $17,600 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

    Kalex's in-process research and development value is comprised of numerous programs that should reach completion during periods ranging from October 1999 through September 2000. These projects will include the introduction of important new technology that will, if successful, enable the advancement of Kalex's PCB product line. At the acquisition date, research and development programs ranged from 65% to 80% complete and total continuing research and development commitments to complete the projects are expected to be approximately $2.4 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of the companies' internal cash flows, Viasystems will likely provide a substantial amount of funding to complete the company's programs. Remaining development efforts for the in-process research and development programs are complex and include the development of next-generation technological solutions.

    Certain projects within Kalex's in-process research and development programs are anticipated to bear results in October 1999. As evidenced by their continued support for these projects, management believes the Company is well positioned to successfully complete each of the major in-process research and development programs. Management believes other in-process projects are on track to be completed and will continue to bear results in future periods. However, there is risk associated with the completion of the projects and there is no assurance that each will meet with either technological or commercial success. The substantial delay or outright failure of the in-process research and development related to Kalex would impact the Company's business, results of operations and cash flows.

    Kalex's total revenues are projected to increase over the next ten years, assuming the successful completion and market acceptance of the in-process research and development programs. Estimated revenue from existing technologies of Kalex are expected to slowly decline over the next six years as the in-process technologies are completed and existing processes and know-how approach obsolescence. The estimated revenues for in-process projects related to Kalex are expected to peak in 2002, and thereafter decline as other new products and technologies are expected to enter the market.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:


         Current assets..............................................................                 $   63,997
         Property, plant and equipment...............................................                    101,728
         Acquired intangibles........................................................                     89,400
         In-process R&D..............................................................                     17,600
         Goodwill....................................................................                     71,117
         Other non-current assets....................................................                        699
         Current liabilities.........................................................                    (32,997)
         Non-current liabilities.....................................................                     (2,020)
                                                                                                      ----------

             Total...................................................................                 $  309,524
                                                                                                      ==========

     The Kalex Acquisition was funded with (i) an additional equity contribution of $200,000 and (ii) a portion of a $291,000 term loan borrowing under the Company's senior secured credit facility (see Note 6).

     In April 1999, the Company acquired all of the outstanding shares of PAGG Corporation ("PAGG") located in Milford, Massachusetts, for a cash purchase price of approximately $9,300 plus the issuance of 1,639,344 shares of Viasystems Group, Inc.'s $0.01 per share common stock valued at $2,000. PAGG operates multiple surface mount production lines for printed circuit board and backplane assembly and has full box build capabilities. The acquisition was accounted for as a purchase and, accordingly, the results of operations of PAGG since acquisition are included in the results of operations of the Company.

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the nine months ended September 30, 1998 and 1999, as though the Kalex Acquisition and the related financing and equity contribution had occurred at January 1, 1998 and January 1, 1999, respectively. In preparing this data, the financial data of Kalex for the nine months ended September 30, 1998 has been translated at an exchange rate of Hong Kong Dollars ("HK$") 7.7490=U.S.$1.00. The financial data of Kalex for the pre acquisition period from January through July 1999 has been translated at an exchange rate of HK$ 7.7621=U.S.$1.00. These exchange rates represent the rates in effect at September 30, 1998 and July 31, 1999, respectively, which are not materially different from the average exchange rates for the respective periods.


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       ------------------------------
                                                                                            1998             1999
                                                                                       -------------     ------------
         Net sales..........................................................           $    898,162      $     882,596
         Net loss before extraordinary item.................................                (61,003)           (99,143)
         Net loss...........................................................                (61,003)           (99,143)

4.       INVENTORIES

     The composition of inventories at September 30, 1999, is as follows:

         Raw materials................................................................              $   48,326
         Work-in-process..............................................................                  52,802
         Finished goods...............................................................                  31,133
                                                                                                    ----------
         Total........................................................................              $  132,261
                                                                                                    ==========

5.       PLANT SHUTDOWN, DOWNSIZING AND CONSOLIDATION ACCRUALS


     Details of accrued liabilities follows:

         Accrual balance, December 31, 1998..........................................                 $   39,620

         Costs incurred:
         Key personnel and severance costs...........................................                      5,021
         Equipment removal and disposal..............................................                      1,017
         Idle plant costs............................................................                      6,028
         Cleanup and restoration.....................................................                      3,274
         Lease commitment costs......................................................                         --
                                                                                                      ----------
         Accrual balance, September 30, 1999.........................................                 $   24,280
                                                                                                      ==========

6.       LONG-TERM OBLIGATIONS


     The composition of long-term obligations at September 30, 1999, is as follows:

         Credit Agreement:
             Term Facilities.........................................................               $    350,437
             Revolvers...............................................................                    167,551
         Senior Subordinated Notes due 2007..........................................                    400,000
         Series B Senior Subordinated Notes due 2007.................................                    100,000
         Series B Senior Subordinated Notes due 2007, premium........................                      3,952
         Chips Loan Notes liability..................................................                    285,313
         Other debt..................................................................                     41,706
                                                                                                    ------------
                                                                                                       1,348,959
         Less: current maturities....................................................                     25,214
                                                                                                    ------------

                                                                                                    $  1,323,745
                                                                                                    ============

     In connection with the Kalex Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with terms substantially similar to the Second Amended and Restated Credit Agreement. The Credit Agreement was amended to, among other things, establish an additional $291,000 term loan facility (the "New Tranche C Term Loan"), repay $10,125 outstanding under the Chips Term Loans and to cash collateralize future amounts due under the Chips Term Loans by approximately $89,875. Additionally, the company received an equity contribution of $200,000.

7.       ACCOUNTING CHANGE

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

8.       BUSINESS SEGMENT INFORMATION

    Pertinent financial data by major geographic segments is as follows:


                                                                                                   Operating
                                                                             Net Sales            Income/(Loss)
                                                                             ---------            -------------
NORTH AMERICA:
   Nine months ended September 30, 1998............................       $    388,874            $     44,020
   Nine months ended September 30, 1999............................            435,459                  47,878

EUROPE:
   Nine months ended September 30, 1998............................       $    378,433            $    (39,977)
   Nine months ended September 30, 1999............................            333,473                 (45,655)

ASIA:
   Nine months ended September 30, 1998............................       $       -               $       -
   Nine months ended September 30, 1999............................             30,672                 (16,144)

ELIMINATIONS:
   Nine months ended September 30, 1998............................       $       -               $       -
   Nine months ended September 30, 1999............................             (9,123)                   -

TOTAL:
   Nine months ended September 30, 1998............................       $    767,307            $      4,043
   Nine months ended September 30, 1999............................            790,481                 (13,921)

                                                                                                    Operating
                                                                             Net Sales            Income/(Loss)
                                                                          ------------            ------------
NORTH AMERICA:
   Three months ended September 30, 1998...........................       $    135,577            $     21,024
   Three months ended September 30, 1999...........................            138,994                   5,030

EUROPE:
   Three months ended September 30, 1998...........................       $    127,412            $    (11,554)
   Three months ended September 30, 1999...........................            103,575                 (19,376)

ASIA:
   Three months ended September 30, 1998...........................       $       -               $       -
   Three months ended September 30, 1999...........................             30,672                 (16,144)

ELIMINATIONS:
   Three months ended September 30, 1998...........................       $       -               $       -
   Three months ended September 30, 1999...........................             (3,145)                   -

TOTAL:
   Three months ended September 30, 1998...........................       $    262,989            $      9,470
   Three months ended September 30, 1999...........................            270,096                 (30,490)

9.       NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "intends," "anticipates," "estimates," "forecasts," "projects" and other words of similar meaning. These statements are likely to address expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements relating to future economic performance. There can be no assurance that the Company's actual results will not differ materially from its expectations. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. For those statements, the Company claims protection of the safe harbor for forward-looking statements provided for by
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. These factors include assumptions based on historic experiences that may not apply to future results as well as a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they include the following:

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

GENERAL

    Viasystems, Inc. (the "Company" or "Viasystems") was formed by Hicks, Muse, Tate & Furst Incorporated ("HMTF") and Mills & Partners, Inc. ("M&P") in August 1996 to make acquisitions of PCB manufacturers and backplane assemblers globally. Viasystems had no operations prior to the first acquisition completed in October 1996. A total of seven acquired businesses include five previously stand-alone companies and two previously captive divisions of electronic manufacturing OEMs.

    The four initial acquisitions included (i) an approximate $129.9 million cash purchase price for Circo Craft Co. Inc. in Canada in October 1996, (ii) an approximate $200.0 million cash purchase price for the Microelectronics Group, Interconnection Technologies Unit of Lucent Technologies Inc. (the "Lucent Division") in Richmond, Virginia in December 1996, (iii) an approximate $208.5 million cash purchase price for Forward Group, PLC in the United Kingdom in April 1997, and (iv) an approximate $140.0 million cash purchase price, plus assumption of debt, for Interconnection Systems (Holdings) Limited in the United Kingdom in April 1997.

    Four subsequent acquisitions included i) an approximate $7.1 million cash purchase price for the PCB production facility of Ericsson Telecom AB in Sweden in January 1998, ii) an approximate $59.4 million cash purchase price for Print Service Holding N.V.A, the parent holding company of Mommers Print Service B.V. in the Netherlands in February 1998, and iii) an approximate $85.0 million cash purchase price, plus assumption of debt for Zincocelere S.p.A. in Italy in March 1998, and iv) an approximate $301.0 million cash purchase price for the PCB manufacturing division of Termbray Industries International (Holdings) Limited ("Kalex") in the People's Republic of China in August 1999, (the "Kalex Acquisition").

    Assimilation of the eight acquired businesses into a single global operation has included the closure of acquired manufacturing facilities, severance of redundant production and administrative personnel, relocation of production equipment, transfer of technology and customer-specific product capabilities among Viasystems' sites, leverage of purchasing power of the larger combined business and other similar activities. Management plans to continue such activities related to the existing business and related to any subsequent acquisitions.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net sales for the three months ended September 30, 1999, were $270.1 million, representing a $7.1 million, or 2.7% increase from the same period in 1998. The increase is primarily a result of the Kalex Acquisition offset by volume decreases, industry-wide pricing pressures and contractual price reductions.

     Cost of goods sold for the three months ended September 30, 1999, was $208.3 million, or 77.1% of sales compared to $185.0 million, or 70.3% of sales for the three months ended September 30, 1998. Cost of goods sold increased as a percent of sales year over year as a result of volume decreases and price reductions discussed above partially offset by cost containment activities.

     Selling, general and administrative expenses for the three months ended September 30, 1999, increased by $3.8 million versus the comparable period in 1998. These costs increased primarily due to the Kalex Acquisition in August 1999, offset by the cost containment efforts made by the Company.

     Depreciation and amortization of $45.6 million increased $2.3 million for the three months ended September 30, 1999 compared to $43.3 million for the same period in 1998. This increase is primarily related to amortization of intangibles from the Kalex Acquisition.

     Other expense increased $9.2 million, from $26.3 million, for the three months ended September 30, 1998 to $35.5 million for the three months ended September 30, 1999. The increase was a result of higher interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the Kalex Acquisition.

     During the three months ended September 30, 1999, the Company recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the Kalex Acquisition.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1999

     Net sales for the nine months ended September 30, 1999, were $790.5 million, representing a $23.2 million, or 3.0% increase from the comparable period in 1998. The increase is due primarily to the acquisitions of Mommers and Zincocelere in 1998 and the acquisition of Kalex in 1999, partially offset by industry-wide pricing pressures, contractual price reductions, and volume decreases.

     Cost of goods sold for the nine months ended September 30, 1999, was $590.8 million, or 74.7% of sales compared to $552.4 million, or 72.0% of sales for the nine months ended September 30, 1998. Cost of goods sold as a percent of sales increased year over year as a result of product mix changes from the 1998 acquisitions as well as the above mentioned currency-related and contractual price reductions experienced by the Company, partially offset by cost containment activities.

     Selling, general and administrative expenses for the nine months ended September 30, 1999, decreased by $3.6 million versus the comparable period in 1998. These costs decreased primarily due to cost containment efforts made by the Company partially offset by increases in general and administrative expenses related to the Kalex Acquisition.

     Other expense increased $13.6 million, from $77.7 million for the nine months ended September 30, 1998 to $91.3 million in the same period of 1999, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the acquisitions of Mommers and Zincocelere in the first quarter of 1998 and Kalex in August 1999.

     Depreciation and amortization increased $8.8 million for the nine months ended September 30, 1999, primarily as a result of the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions of Mommers and Zincocelere in the first quarter of 1998.

     During the first nine months of 1999, the Company recorded a one-time non-cash cumulative effect of a change in accounting principle of $16.9 million (net of $5.6 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

     During the first nine months of 1998, the Company recorded a one-time non-cash write-off of $20.1 million related to in-process research and development acquired in the acquisitions of Mommers and Zincocelere. During the nine months ended September 30, 1999, the Company recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the Kalex Acquisition.

     The Company believes that the operating results of Viasystems are not comparable to the operating results expected to be achieved in the future due to, among other things, the acquisitions and the completed debt and equity offerings in the first fiscal quarter of 1998 and in the third fiscal quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements will be for debt service requirements, working capital needs and capital expenditures. In addition, the potential for acquisitions of other businesses by the Company in the future likely may require additional debt and/or equity financing.

     In connection with the Kalex Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with terms substantially similar to the Second Amended and Restated Credit Agreement. The Credit Agreement was amended to, among other things, establish an additional $291 million term loan facility (the "New Tranche C Term Loan"), repay $10.1 million outstanding under the Chips Term Loans and to cash collateralize future amounts due under the Chips Term Loans by approximately $89.9 million. Additionally, the Company received an equity contribution of $200 million.

     Net cash used in operating activities was $3.5 million for the nine months ended September 30, 1999, compared to net cash used in operating activities of $26.6 million for the same period in 1998. The increase in net cash provided by operating activities relates primarily to timing of payments to certain vendors.

     Net cash used in investing activities was $391.2 million for the nine months ended September 30, 1999, compared to $231.9 million for the nine months ended September 30, 1998. The net cash used in investing activities for the first nine months of 1999 included $313.8 million related to the acquisitions of Kalex and PAGG with the remainder related to capital expenditures. In 1998, net cash used in investing activities included $145.5 million related to the 1998 acquisitions with the remainder related to capital expenditures.

     During 1999, the acquisition of Kalex was funded primarily through an additional $291.0 million term loan borrowing and an equity contribution of $200.0 million. During 1998, the acquisitions of Mommers and Zincocelere were funded primarily through the proceeds from the offering of $100.0 million principal amount of 9 3/4% Series B Senior Subordinated Notes due 2007, an equity contribution of $50.0 million and additional term loan borrowings of $70.0 million.

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

    Management has implemented a Company-wide initiative to ensure that both its information technology systems and non-information technology systems applications are capable of processing data and transactions pertaining to the year 2000. The initiative utilizes both Company resources and external resources to identify and assess systems and applications affected, to correct existing systems or to acquire replacement systems, and to test the systems and applications for compliance with the requirements for processing year 2000 information. The Company's information systems are currently being upgraded and replaced as part of a strategy to implement consistent systems worldwide. The new systems being installed are capable of processing year 2000 information. All remaining systems will either be corrected in order to enable them to process year 2000 information or, if necessary, will be replaced with year 2000 compliant systems. The Company has, to the best of its knowledge, achieved Year 2000 readiness in its mission critical business applications, computers and communications, facilities and process equipment, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. However, there can be no assurance that all issues have been identified or that the remediation process will be fully effective. The Company will capitalize and depreciate the cost of replacement systems consistent with its existing capital expenditures policies. Costs incurred to modify and maintain existing systems will be expensed as incurred. Management believes that a substantial portion of the costs for the new systems and the modifications will not represent incremental costs to the Company, but rather will represent the reallocation of existing and planned information technology resources. The amounts expensed related to the year 2000 issue have been immaterial, and management expects that amounts required to be expensed in future periods will not have a material effect on its financial position or results of operations.

    The Company is currently in the process of evaluating the external risk associated with the year 2000 issue. All critical or significant suppliers have been identified by the Company and have been surveyed regarding their year 2000 readiness. The Company has reviewed the results of those surveys and has undertaken year 2000 risk assessment audits of each critical supplier. Although the Company uses a select group of suppliers, the materials used in manufacturing PCBs are generally readily available in the open market. Therefore, the Company believes any costs associated with the anticipated effect of third parties will be immaterial on its business, financial position or results of operations. However, there can be no guarantee that the systems of third parties on which the Company's systems rely will be converted timely or that a failure of a third party to convert would not have a material adverse effect on the Company.

    The Company is currently developing contingency plans for all inventoried business critical year 2000 equipment and significant third parties based on the assessed level of risk known to date.

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

IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with the Kalex Acquisition, the Company incurred a $17.6 million charge related to purchased in-process research and development. The Company believes that efforts to complete the acquired in-process research and development projects will consist primarily of internal engineering costs over the next year. These costs are estimated to be approximately $2.4 million. Such an estimate is subject to revision should there be any changes in the operating environment or the technical knowledge available within the industry or the Company. The Company, through its continued investment in research and development, intends to achieve and sustain technical superiority in the design and delivery of advanced PCB products, and believes, given its leadership position in the industry, that it is well positioned to do so. The Company believes that the new product and process technologies which result from ongoing research and development will build on the existing core PCB technology and contribute to an anticipated growth in the Company's sales and anticipated improvements in the Company's cost of production in the future. If acceptable advancements are not achieved, failed research and development projects could have a material adverse effect on the Company's financial position or results of operations. The Company is unable to accurately quantify the potential impact in the future of the failure of any single project or multiple projects which were acquired as in-process research and development in the acquisition. Although there can be no guarantee that the acquired in-process research and development projects will achieve technological feasibility, the Company believes that the likelihood of development is reasonable for these projects. The Company does not believe that it is subject to any greater risk of failure than its competitors, and, in fact, believes that its size, access to financial resources and relationships with customers contribute to a reduction of that risk which gives the Company a competitive technical advantage.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    At September 30, 1999, approximately $899,864 million of the Company's long-term debt, specifically borrowings outstanding under the senior credit facilities under the Credit Agreement and the Chips Loan Notes, bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three months ended September 30, 1999, would have increased by approximately $4,500 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                2.8  -  Share Purchase Agreement,  dated August 1,  1999,
                        among Termbray Electronics (B.V.I.) Limited, Termbray
                        Industries International (Holdings) Limited, Viasystems,
                        Inc. and Viasystems Group, Inc. (incorporated by reference to exhibit 2.8 to the Form 8-K/A of the Company filed on October 15, 1999).

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

                3.2  -  Bylaws  of  Viasystems,  Inc.  (incorporated  by
                        reference to exhibit 3.2 to the Registration Statement filed by the Company on Form S-1).

                4.11 -  Third Amended and Restated Credit Agreement,  dated
                        August 5, 1999, among Viasystems Group, Inc.,
                        Viasystems, Inc., the Foreign Subsidiary Borrowers parties thereto, the lenders parties thereto, The Chase
                        Manhattan Bank of Canada, Chase Manhattan International
                        Limited, The Chase Manhattan Bank and Chase Securities
                        Inc. (incorporated by reference to exhibit 4.11 to the Form 8-K/A of the Company filed on October 15, 1999).

                27.1 -  Financial data schedule of Viasystems, Inc.

          (b)   Reports on Form 8-K

                Form 8-K filed by the Company on August 19, 1999.

                Form 8-K/A filed by the Company on October 15, 1999.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        VIASYSTEMS, INC.

Dated:  November 12, 1999               By:
                                                 /s/ David M. Sindelar
                                                 -------------------------------
                                        Name:    David M. Sindelar
                                        Title:   Senior Vice President and
                                                 Chief Financial Officer

                                                 /s/ Joseph S. Catanzaro
                                                 -------------------------------
                                        Name:    Joseph S. Catanzaro
                                        Title:   Chief Accounting Officer

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER    DESCRIPTION
     ------    -----------

     2.8 - Share Purchase Agreement, dated August 1, 1999, among Termbray Electronics (B.V.I.) Limited, Termbray
               Industries International (Holdings) Limited, Viasystems,
               Inc. and Viasystems Group, Inc. (incorporated by reference to exhibit 2.8 to the Form 8-K/A of the Company filed on October 15, 1999).

     3.1    -  Certificate  of  Incorporation  of  Viasystems,  Inc.
               (incorporated by reference to exhibit 3.1 to the Registration Statement filed by the Company on Form S-1,
               Registration No. 333-29727).

     3.2 - Bylaws of Viasystems, Inc. (incorporated by reference to exhibit 3.2 to the Registration Statement filed by the Company on Form S-1).

     4.11   -  Third Amended and Restated Credit Agreement,  dated
               August 5, 1999, among Viasystems Group, Inc.,
               Viasystems, Inc., the Foreign Subsidiary Borrowers parties thereto, the lenders parties thereto, The Chase
               Manhattan Bank of Canada, Chase Manhattan International
               Limited, The Chase Manhattan Bank and Chase Securities
               Inc. (incorporated by reference to exhibit 4.11 to the Form 8-K/A of the Company filed on October 15, 1999).

     27.1   -  Financial data schedule of Viasystems, Inc.
