Form 10-K405
period 1999-12-31
VIASYSTEMS INC
filed 2000-03-29
CIK 1041380

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                                         OUTSTANDING AT
                  CLASS                                  MARCH 24, 2000
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

ITEM 1. BUSINESS

GENERAL

     Viasystems, Inc. ("Viasystems" or the "Company"), a wholly owned subsidiary of Viasystems Group, Inc. ("Group") is a leading worldwide independent provider of electronics manufacturing services to OEMs primarily in the telecommunications and networking industries. We offer our EMS solutions to OEMs that outsource the design and manufacture of their products. Our products and services consist of the manufacture of printed circuit board assemblies, in particular highly complex multi-layered printed circuit boards, the manufacture of custom-designed backpanel assemblies, the procurement and management of materials and the assembly and testing of our customers' complete systems and products. By manufacturing highly complex multi-layered printed circuit boards and custom-designed backpanel assemblies, we are able to gain early access to our customers' new product designs. This access gives us an opportunity to use our printed circuit board and backpanel capabilities to capture the full assembly of our customers' products at the design stage of their product development cycle.

     Our customer base primarily consists of OEMs in the telecommunications and networking industries. We currently are a supplier to over 50 OEMs, including industry leaders Alcatel, Cisco Systems, Delco, Ericsson, Intel, Lucent Technologies, Marconi Communications, Motorola, Nortel, Siemens, Sun Microsystems and 3Com. The products we manufacture include, or can be found in, a wide array of products such as switching and transmission equipment, wireless base stations, workstations, servers and data networking equipment including hubs, routers and switches.

OUR STRATEGY

     Our goal is to be the EMS full-solution partner of choice to leading OEMs through leadership in technology, quality and supply chain management. To meet this goal, we are implementing the following strategy which we believe will allow us to achieve superior financial performance and enhance stockholder value:

          Focus on the High Growth Telecommunications and Networking Customer Segments. We have focused our marketing efforts on the fast-growing telecommunications and networking industries. Our sales efforts will focus on generating revenue from new programs as well as diversifying our customer base in these high growth segments by increasing our penetration of our existing customer base and attracting new customers.

          Capitalize on Our Advanced Printed Circuit Board and Backpanel Capabilities. We believe we are the industry leader in the manufacture of complex, technologically advanced multi-layer printed circuit boards and custom-designed backpanel assemblies. Our state-of-the-art manufacturing facilities allow us to efficiently produce commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch. We also have the capability to produce printed circuit boards with up to 60 layers and circuit track widths as narrow as two one-thousandths of an inch. We have pioneered advances in some of the most significant areas of printed circuit board fabrication.

     Because many of the next generation products in the telecommunications and networking industries will require highly advanced printed circuit boards and backpanel assemblies, we are well positioned to capitalize on our capabilities in those areas to compete for the complete assembly of customers' products that utilize our printed circuit boards and backpanels. Currently, we are involved in the design of several new platforms for large telecommunication OEMs where we are leveraging our printed circuit board and backpanel capabilities to generate additional assembly revenues.

          Take Advantage of Our Ability to Provide a Full-Service Offering to, and Expand Relationships with, Our Customers. Building on our integrated manufacturing capabilities, we can provide our customers with a broad range of EMS solutions from fabrication of bare boards to final system assembly and test. Our capability to manufacture a range of product components including printed circuit boards enables us to shorten our customers' product development cycles and to lower their cost. In addition, our vertical integration provides us with greater control over quality, delivery and cost, and enables us to offer our customers a complete EMS solution. Each of the four greenfield facilities (all of which are assembly facilities) we have opened since 1996 has been in response to the expansion of our relationships with existing customers. We will continue to emphasize being a full-solution partner to our existing customers.

          Concentrate on High Value-Added Products and Services. We focus on providing EMS solutions to leading manufacturers of advanced electronic products that generally require custom designed, more complex interconnect products and short lead-time manufacturing services. These products are typically lower-volume, higher-margin products.

          Exploit our Low Cost Manufacturing Locations. By aggressively pursuing the transfer of products and services from high cost areas to China and Mexico, we have successfully reduced our customers' total cost, improved our margins and freed up our capacity in other regions of the world to focus on more technologically advanced products and services. Our Kalex facilities in China and our backpanel assembly facility in Mexico allow us to offer OEM customers a lower cost solution for printed circuit board fabrication as well backpanel and full system assembly.

          Expand Manufacturing Facilities Geographically. Since 1996, we have significantly expanded our operations through acquisitions and the opening of greenfield facilities. In order to increase our scale and expand our capabilities, we have opened four greenfield facilities in the United States, Mexico, Europe and Asia. These facilities provide us with operations in key geographic markets for our existing customers as well as the electronics industry in general. We will continue to pursue future expansion opportunities.

          Pursue Acquisition Opportunities. We continue to pursue business acquisition opportunities in order to broaden our service offerings, gain access to new geographic markets, implement our vertical integration strategy and/or obtain facilities and equipment at a lower cost than building or leasing them. We have acquired entire companies, such as Circo Craft, Mommers, PAGG and Kalex. In addition, given our strong relationships with leading OEMs in the telecommunications and networking segments, we expect to proactively pursue acquisition opportunities from our OEM customers that divest their captive manufacturing assets. Prior acquisitions of this nature include the acquisition of the Richmond, Virginia, operations of Lucent Technologies.

MARKETS AND CUSTOMERS

     We provide EMS services to more than 50 OEMs. Our position as a strategic supplier of EMS services, including printed circuit boards and backpanel assemblies fosters close relationships with our customers. These relationships result in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers' wide range of needs.

     The following table shows our net sales as a percentage by principal end-user markets we serve:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
MARKETS                                                        1997     1998     1999
-------                                                       ------   ------   ------
Telecommunications and networking...........................   64.8%    70.5%    65.3%
Industrial/Consumer.........................................   11.0     10.1      9.5
Computer....................................................    7.4      4.3      9.7
Automotive..................................................    8.7      7.1     10.7
Other.......................................................    8.1      8.0      4.8
                                                              -----    -----    -----
          Total combined net sales..........................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     The following table lists our telecommunications and networking customers in alphabetical order and the end products for which we provide manufacturing services.

CUSTOMER                                              END PRODUCT
--------                                              -----------
Alcatel..........................  Telecommunications switching and transmission equipment, datacommunications networks, routing
                                   and switching equipment, mobile phones
Cisco............................  Datacommunications high end routers, LAN/WAN, routing and switching equipment
Ericsson.........................  Telecommunications switching and transmission equipment, mobile phones, datacommunications
                                   routing and switching equipment
Lucent Technologies..............  Telecommunications switching and transmission equipment, business communication systems,
                                   datacommunications routing and switching
                                   equipment
Marconi Communications...........  Telecommunications optical transmission equipment, WAN network switching equipment
Motorola.........................  Telecommunications infrastructure equipment, wireless datacommunications equipment, satellite
                                   communication equipment
Newbridge........................  Datacommunications carrier switch routing equipment, advanced enterprise networking
                                   equipment
Nortel Networks..................  Telecommunications optical network equipment,
                                   LAN/WAN routers, access switching equipment
Siemens..........................  Telecommunications switching equipment, LAN/WAN network equipment, mobile switching equipment
3Com.............................  Datacommunications hubs, routing and switching equipment, modems, network interface cards
Tellabs..........................  Datacommunications routing and switching equipment

     Other than Lucent Technologies, no customer accounted for more than 10% of consolidated net sales for the year ended December 31, 1999.

PRODUCTS AND SERVICES

     Our offering of products and services includes the following:

     Design and Prototyping Services. We provide comprehensive front-end engineering services, including circuit board layout and design services for efficient manufacturing and testing. We offer quick-turn prototyping, which is the rapid production of a new product sample. Our quick-turn prototype service allows us to provide small test quantities to our customers' product development groups. Our participation in product design and prototyping allows us to reduce our customers' manufacturing costs and their time-to-market and time-to-volume. These services enable us to strengthen our relationships with customers that require advanced engineering services. In addition, by working closely with customers throughout the development and manufacturing process, we gain insight into their future product requirements.

     Printed Circuit Board and Backpanel Fabrication. Printed circuit boards and backpanels are platforms that connect semiconductors and other electronic components. Backpanels also connect printed circuit boards. We manufacture multi-layer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. In recent years, the trend in the electronics industry has been to increase the speed and performance of components while reducing their size. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, tightly spaced wiring. These advancements in component technologies have driven the change in printed circuit board design to higher density printed circuits. We have invested approximately $150 million in the last two years primarily for the advanced engineering systems and process equipment needed to meet these higher density requirements.

     Systems Assembly and Test. Our manufacturing operations include the placement of electronic parts onto printed circuit boards as well as the manufacture of complete electronics products. As OEMs seek to provide greater functionality in smaller products, they require more sophisticated systems assembly technologies and processes. Our investment in advanced manufacturing equipment and our experience with the latest technologies enable us to offer a variety of complex systems assembly services. We offer testing of assembled printed circuit boards and testing of all of the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests, functional tests and environmental stress tests of board or system assemblies.

     Full System Assembly. We provide full system assembly services to OEMs. These services require sophisticated logistics capabilities and supply chain management capabilities to rapidly procure components, assemble products, perform complex testing and deliver products to end users around the world. Our full system assembly services involve combining a wide range of subassemblies, including printed circuit board assembly, and employing advanced test techniques to various subassemblies and final end products. Increasingly, OEMs require custom build-to-order system solutions with very short lead times. We are focused on exploiting this trend through our advanced supply chain management capabilities.

     Packaging and Global Distribution. We offer our customers flexible just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with customers' inventory requirements. Increasingly, we ship products directly into customers' distribution channels or directly to the end-user.

     After-Sales Support. We offer a wide range of after-sales support services. This support can be tailored to meet customer requirements, including field failure analysis, product upgrades, repair and engineering change management.

     Supply Chain Management. Effective management of the supply chain is critical to the success of OEMs as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory. Our global supply chain organization works with customers and suppliers to meet production requirements. We utilize our enterprise resource planning systems to optimize inventory management.

SALES AND MARKETING

     We focus on developing close relationships with our customers at the earliest development and design phases and continuing throughout all stages of production. We identify, develop and market new technologies that benefit our customers and position us as a preferred EMS provider.

     We market our products through our own sales and marketing organization as well as manufacturers' representatives. This global sales organization is structured to ensure geographic coverage and account coordination. As of December 31, 1999, we employed approximately 240 sales and marketing employees, of which 94 are direct sales representatives strategically located throughout fifteen countries in North America, Europe and Asia. The North American sales organization is divided into five regions which are jointly serviced by direct sales representatives and nineteen manufacturers' representatives. In Europe and Asia, our sales force is focused by country and by customer. Each sales region has a support staff of sales engineers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

     We have enhanced our global sales and marketing network in order to leverage our increased EMS capabilities. For those customers with locations in more than one region of the world, we offer consistently high-quality products and services which can be delivered from our facility which best meets that customer's requirements.

     We have a unique, long-term supplier relationship with Lucent Technologies, one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. To ensure itself a stable and consistent supply of printed circuit boards and backpanels in the future, Lucent entered into a five-year supply agreement with us in November 1996. The agreement contains automatic renewal provisions for two additional one-year periods upon our satisfaction of certain specified performance requirements for cost, quality and service. Under the agreement, Lucent is required to purchase a minimum annual dollar volume of printed circuit boards and backpanels from us. Lucent is also required to compensate us if they fail to purchase the minimum annual dollar volume. As required by the agreement, our prices for products supplied were reduced to market-based prices effective January 1, 1999. Additionally, either party is permitted to undertake a formal study to reset the benchmark based upon a variety of factors, including the prices charged by comparable industry manufacturers for printed circuit boards and backpanels. Depending upon the results of such benchmarking study, the prices we charge may be further adjusted. After the expiration of the two additional annual renewal periods, the agreement continues to renew unless either party terminates the agreement on 18 months' notice. Lucent has also designated us as a preferred supplier and afforded us the right to bid for all of Lucent's product requirements for which we demonstrate capability.

MANUFACTURING AND ENGINEERING

     We produce highly complex, technologically advanced multi-layer and low-layer printed circuit boards, backpanel assemblies, printed circuit board assemblies and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multi-layering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. Today, we and a few other industry leaders are capable of efficiently producing commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch. We have the capability to produce printed circuit boards with up to 60 layers and circuit track widths as narrow as two one-thousandths of an inch. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between certain layers, called blind or buried vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

     The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conductive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Certain advanced interconnect products require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer controlled drilling and routing, automated plating and process controls and achievement of controlled impedance. Manufacture of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the larger size of the backpanel relative to other printed circuit boards and the increased number of holes for component mounting.

     The manufacture of printed circuit board assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to printed circuit boards. The manufacture of backpanel assemblies involves attachment of electronic components, including printed circuit boards, integrated circuits and other components, to the backpanel, which is a large printed circuit board. We use surface mount, pin-through hole and press fit technologies in backpanel assembly. We also assemble higher-level sub-systems and full systems incorporating printed circuit boards and complex electromechanical components. We manufacture on a turnkey basis, directly procuring some or all of the components necessary for production.

     We also provide computer-aided testing of printed circuit boards, sub-systems and full systems, which contributes significantly to our ability to deliver high quality products on a consistent basis. We test boards and system level assemblies to verify that all components have been properly inserted and that the electrical circuits are complete. Further functional tests determine if the board or system assembly is performing to customer specifications.

QUALITY STANDARDS

     All of our manufacturing facilities are certified under ISO 9002, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9002 certification process, we developed a quality systems manual and an internal system of quality controls and audits. Although ISO 9002 certification is of particular importance to the companies doing business in the European Community, we believe that United States electronics manufacturers are increasing their use of ISO 9002 registration as a criteria for suppliers.

     In addition to ISO 9002 certification, we are BellCore, British Approval Board for Telecommunications, or BABT, and Underwriters Laboratories, or UL, compliant. These qualifications establish standards for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the electronics industry.

TECHNOLOGY DEVELOPMENT

     Our close involvement with our customers at the early stages of their product development cycles positions us at the leading edge of technical innovation in the manufacturing of backpanel assemblies and printed circuit boards. We selectively seek orders that require the use of state-of-the-art manufacturing techniques or materials in order to further develop our manufacturing expertise. We work closely with our customers and suppliers to provide industry-leading solutions. Current areas of manufacturing process development include reducing circuit widths and hole sizes, establishing new standards for particle contamination and developing new manufacturing processes for use with new materials and new surface mount connector and component designs.

     Recent developments in the electronics industry have necessitated improvements in the types of laminate used in the manufacture of interconnect products. New laminate materials may contain new chemical formulations to achieve better control of flow, resin systems with high glass transition temperatures, reduced surface imperfections and greatly improved dimensional stability. Future generations of interconnect products will require ultra fine lines, multi-layers of much greater complexity and thickness and extremely small holes in the range of 4 to 10 one-thousandths of an inch. The materials designed to meet these requirements, such as BT epoxy, cyanate esters, polyamide quartz and Kevlar epoxy, are beginning to appear in the marketplace. Widespread commercial use of these materials will depend upon statistical process control and improved manufacturing procedures to achieve the required yields and quality.

     We have developed expertise and techniques that we use in the manufacture of printed circuit boards, backpanels and subsystems. We believe many of the manufacturing processes related to the manufacture of printed circuit boards are proprietary, including our ability to manufacture large perimeter, thick high layer count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees to protect our expertise and techniques. We own 13 and license 14 patents and believe that patents have not historically constituted a significant form of intellectual property right in our industry. Six patents expire within the next two years and the remainder expire over the next 15 years. The expiration of any of these patents is not expected to have a material adverse effect on our ability to operate.

SUPPLIER RELATIONSHIPS

     We order materials and components based on purchase orders received and accepted and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders. Materials and components we use are readily available in the open market and to date we have not experienced any significant shortages of such materials. We work with our suppliers to develop just-in-time supply systems which reduce inventory carrying costs. We also maintain a supplier certification program which evaluates potential vendors on the basis of such factors as quality, on-time delivery, costs, technical capability, and potential technical advancement.

COMPETITION

     Significant competitive factors in the EMS industry include product quality, responsiveness to customers, manufacturing and engineering technology and price. We believe that competition in the market segments served by us is based more on product quality and responsive customer service and support than on price, in part because the cost of interconnect products manufactured by us is usually low relative to the total cost of the equipment and the greater importance of product reliability and prompt delivery to our customers. We believe that our primary competitive strengths are our ability to provide responsive, flexible, short lead-time manufacturing services, our engineering and manufacturing expertise and our customer service support.

     We believe that our breadth of service offering in the electronics manufacturing services industry compares favorably to that of the other leading EMS providers.

     We face intense competition from a number of established competitors in our various product markets. We also face competition from OEMs who perform EMS services internally. Certain of our competitors have greater financial and manufacturing resources than we do, including significantly greater printed circuit board assembly capacity. During periods of recession, our competitive advantages may be of reduced importance.

     In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition. Although we generally do not pursue high-volume, highly price sensitive interconnect product business, we may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those manufacturers with offshore facilities where labor and other costs are lower.

INTERNATIONAL OPERATIONS

     Approximately 58%, 65% and 64% of our sales for the years ended December 31, 1997, 1998 and 1999, respectively, originated outside of the United States. As of December 31, 1999, we had manufacturing facilities in the United Kingdom, Canada, Mexico, the Netherlands, Italy, Sweden and China, and sales offices throughout Europe. We believe that our global presence is important as it allows us to provide consistent, quality products on a timely basis to our multinational customers worldwide.

     We are subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect our results of operations.

BACKLOG

     We estimate that our backlog of unfilled orders on December 31, 1997, 1998 and 1999 was approximately $108.5 million, $141.7 million and $200.2 million, respectively. The increase in backlog in 1999 was due to increased demand from our OEM customers for our printed circuit boards manufactured in Canada and the Netherlands. Unfilled orders may be cancelled prior to delivery. Historically, such cancellations have not been material. The backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

ENVIRONMENTAL

     Some of our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. We believe that we are in material compliance with applicable environmental laws and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. Further, we are not a party to any claim or proceeding and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect. Currently, remediation of contamination is being undertaken at our facilities in Virginia and Puerto Rico. While the cost of such remediation could be material, the prior owners are conducting the requisite remedial actions pursuant to governmental orders and have agreed to indemnify us for costs associated with the remediations. We believe that the prior owners of those facilities are fully capable of performing and will perform under such agreements. Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt.

EMPLOYEES

     As of December 31, 1999, we had approximately 18,500 employees. Approximately 3,100 employees, or about 17%, were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and believe we have good relations with our employees.

ITEM 2. PROPERTIES

     In addition to our executive offices in St. Louis, Missouri, as of December 31, 1999, we operate 23 principal manufacturing and research facilities located in eight different countries with a total area of approximately 5,672,000 square feet. We own approximately 4,831,000 square feet and lease approximately 841,000 square feet. We believe our plants and equipment include state-of-the-art technology and are well maintained. Our principal circuit board manufacturing facilities are operating at or near capacity.

     Some of our owned facilities are subject to mortgages pursuant to our existing senior credit facility and are expected to be similarly subject to mortgages under our new senior credit facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our consolidated financial statements contained elsewhere in this prospectus.

     Our facilities at December 31, 1999, were as follows:

                                             SIZE          TYPE OF                DESCRIPTION OF
LOCATION                               (APPROX. SQ. FT.)   INTEREST         PRODUCTS/SERVICES PROVIDED
--------                               -----------------   --------    -------------------------------------
UNITED STATES
Richmond, Virginia...................        726,000       Owned       Printed circuit board fabrication,
                                                                       backpanel assembly and full system
                                                                       assembly
San German, Puerto Rico..............        199,000       Leased (1)  Printed circuit board fabrication
Columbus, Ohio.......................         35,000       Leased (2)  Full system assembly
Milford, Massachusetts...............        125,000       Leased (3)  Full system assembly
CANADA
Kirkland, Quebec.....................        115,000       Owned       Printed circuit board fabrication
Pointe-Claire, Quebec................        168,000       Owned       Printed circuit board fabrication
Granby, Quebec.......................        119,000       Owned       Printed circuit board fabrication
MEXICO
Juarez, Mexico.......................         51,000       Leased (1)  Backpanel assembly

                                             SIZE          TYPE OF                DESCRIPTION OF
LOCATION                               (APPROX. SQ. FT.)   INTEREST         PRODUCTS/SERVICES PROVIDED
--------                               -----------------   --------    -------------------------------------
EUROPE
Boldon, England......................         52,000       Leased (4)  Backpanel assembly and full system
                                                                       assembly
Tamworth, England....................         35,000       Owned       Prototype, quick-turnaround complex
                                                                       PCBs
Telford, England.....................         44,000       Owned       Medium volume PCBs
Portsmouth, England..................         27,000       Leased (5)  High reliability thick-film hybrids
South Shields, England...............        320,000       Owned       High volume PCBs and quick-turnaround
Newcastle, England...................        500,000       Owned       High volume PCBs
Blackburn, England...................         12,000       Owned       High volume PCBs and quick-turnaround
Echt, Netherlands....................        462,000       Owned       Printed circuit board fabrication and
                                                                       backpanel assembly
Cavaglia, Italy......................        275,000       Owned       High volume PCBs
Pont Saint Martin, Italy.............        101,000       Leased (6)  High volume PCBs
NorrKoping, Sweden...................        234,000       Leased (7)  Prototype, quick-turnaround PCBs
ASIA
Guangzhou, China.....................      1,665,000       Owned       Printed circuit board fabrication
Nantong, China.......................         17,000       Leased (8)  Backpanel assembly
Zhongshan, China.....................        260,000       Owned       Printed circuit board fabrication
Guangzhou, China.....................        130,000       Owned       Laminate products

------------

(1) Lease expires December 31, 2002.

(2) Lease expires February 1, 2002.

(3) Lease expires August 31, 2009.

(4) Lease expires June 21, 2019.

(5) Lease expires October 1, 2004.

(6) Lease expires December 31, 2006.

(7) Lease expires December 31, 2000.

(8) Lease expires April 28, 2000.

     In addition to the facilities listed above, at December 31, 1999 we maintained several sales and marketing facilities located throughout North America and Europe, all of which are leased.

ITEM 3. LEGAL PROCEEDINGS

     Our operations have from time to time been involved in claims and litigation. The nature of our business is such that it is anticipated that we will be involved from time to time in claims and litigation in the ordinary course of our business. Based on experience with similar claims and litigation, we do not anticipate that these matters will have a material adverse effect on our business, results of operations, financial condition, prospects or ability to service debt.

     We anticipate that we may, from time to time, receive notifications alleging infringements of patents generally held by other manufacturers. Disputes over patent infringement are common in the electronics industry and typically begin with notices of the type described above. Although the ultimate resolution of the legal action and infringement notices described above cannot be predicted, we believe that the resolution, including any ultimate liability, will not have a material adverse effect on our business, results of operations, financial condition, prospects or ability to service debt. We are not currently involved in any patent infringement disputes and have not received any notices alleging infringement of patents, the unfavorable resolution of which we believe would be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     All of the Company's outstanding common stock is held by Viasystems Group, Inc., and, accordingly, there is no established public trading market for the Company's common stock. The Company has paid no dividends since inception, and its ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

THE COMPANY

     The selected financial data below for the period from inception (August 28, 1996) to December 31, 1996 presents financial information of Group for the period during which Circo Craft and Viasystems Technologies were operated by Group and prior to the formation of the Company and Group's contribution of its assets to the Company in April 1997. The data for the period from inception (August 28, 1996) to December 31, 1996 has been derived from the audited consolidated financial statements of Group. The selected information below for the years ended December 31, 1997, 1998 and 1999, present the financial information of Viasystems and its subsidiaries subsequent to the capital contribution by Group and the financial information of Group and its subsidiaries prior to the capital contribution to Viasystems. The data for the years ended December 31, 1997, 1998 and 1999 has been derived from the audited consolidated financial statements of Viasystems. The following information should be read in conjunction with the audited Consolidated Financial Statements of Viasystems and the notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                            FROM INCEPTION
                                             (AUGUST 28,
                                               1996) TO              YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,    ---------------------------------------
                                                 1996           1997          1998          1999
                                            --------------   -----------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net sales...............................     $ 50,400      $   795,289   $ 1,031,928   $ 1,102,324
  Cost of goods sold......................       42,052          554,097       723,741       816,370
  Selling, general and administrative
     expenses, including non-cash
     compensation expense charge of $3,398
     in 1998 and $110,070 in 1999(1)......        3,844           75,650       110,147       223,139
  Depreciation............................        4,102           51,884       104,831       114,753
  Amortization of intangible assets.......          533           58,153        61,775        59,569
  Impairment loss(2)......................           --               --            --       468,389
  Write-off of acquired in-process
     research and development(3)..........       50,800          294,500        20,100        17,600
                                               --------      -----------   -----------   -----------
  Operating income (loss).................      (50,931)        (238,995)       11,334      (597,496)
  Interest expense........................        2,503           64,612        92,535       109,980
  Amortization of deferred financing
     costs................................          470            6,629         9,354         6,619
  Other expense...........................          262            1,024         4,960        23,594
                                               --------      -----------   -----------   -----------
  Loss before income taxes, cumulative
     effect of a change in accounting
     principle, and extraordinary item....      (54,166)        (311,260)      (95,515)     (737,689)
  Provision (benefit) for income taxes....       (5,424)           8,432        (7,334)      (28,289)
                                               --------      -----------   -----------   -----------
  Loss before, cumulative effect of a
     change in accounting principle,
     extraordinary item...................      (48,742)        (319,692)      (88,181)     (709,400)
  Cumulative effect-write-off of start-up
     costs, net of income tax benefit of
     $5,647(4)............................           --               --            --        16,942
  Extraordinary loss, net of tax(5).......           --            7,796            --            --
                                               --------      -----------   -----------   -----------
  Net loss................................     $(48,742)     $  (327,488)  $   (88,181)  $  (726,342)
                                               ========      ===========   ===========   ===========
BALANCE SHEET DATA:
  Cash and cash equivalents...............     $ 16,117      $    27,538   $     9,335   $    22,839
  Working capital.........................       44,938           16,659        19,538        99,066
  Total assets............................      387,741        1,068,912     1,454,703     1,212,558
  Total debt, including current
     maturities...........................      265,620          847,375     1,134,495     1,362,212
  Stockholders' equity (deficit)..........       24,955         (125,491)     (150,519)     (603,003)

------------

(1) During the years ended December 31, 1998 and 1999, we recorded non-cash compensation expense charges of $3,398 and $110,070, respectively, which reflect the difference between the cost of Group's Class A common stock and Class A series II common stock and the value of the common stock that is convertible into at those dates.

(2) Represents an impairment loss related to the write-off of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." See note 3 to our consolidated financial statements.

(3) Represents charges relating to the write-off of acquired in-process research and development costs associated with the acquisitions of Circo Craft and the assets of the Interconnection Technologies Unit of the Microelectronics Group (the "Lucent Division") of Lucent Technologies Inc. in 1996, Forward and ISL in 1997, Mommers and Zincocelere in 1998 and Kalex in 1999. The write-off relates to acquired research and development for projects that do not have a future alternative use. See note 1 to our consolidated financial statements included elsewhere herein.

(4) Represents the write-off of the net book value of start-up costs as of January 1, 1999 related to the required adoption of the Financial Accounting Standards Board's issuance of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organizational costs to be expensed as incurred effective January 1, 1999.

(5) We recorded, as an extraordinary item, a non-cash write-off of deferred financing fees of approximately $7,796, net of income tax benefit of $4,332, related to deferred financing fees incurred on debt retired before maturity.

PREDECESSORS

     Each of Circo Craft Co. Inc., Viasystems Technologies Corp., Forward Group PLC and Interconnection Systems (Holdings) Limited are considered predecessors to Viasystems and, as such, the following selected financial data is presented for each predecessor.

     CIRCO CRAFT CO. INC.

     The selected financial and other data below represents the financial information of Circo Craft for the periods indicated. The data for the year ended December 31, 1995 and the nine months ended September 30, 1996 (the period prior to the acquisition of Circo Craft by Viasystems), set forth in Canadian GAAP in Canadian dollars, has been derived from the audited consolidated financial statements of Circo Craft. The consolidated financial statements of Circo Craft have been prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP. The data set forth in U.S. GAAP for the fiscal year ended December 31, 1995 and the nine months ended September 30, 1996, has been derived from the audited consolidated financial statements of Circo Craft and adjusted for differences between Canadian GAAP and U.S. GAAP. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                                               APPROXIMATE AMOUNTS IN U.S.
                                                       CANADIAN GAAP                       GAAP
                                                ----------------------------   ----------------------------
                                                FISCAL YEAR     NINE MONTHS    FISCAL YEAR     NINE MONTHS
                                                   ENDED           ENDED          ENDED           ENDED
                                                DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                  1995(1)          1996          1995(1)          1996
                                                ------------   -------------   ------------   -------------
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales...................................   C$185,156       C$129,633      C$194,140       C$129,633
  Cost of goods sold..........................     148,788         101,532        148,788         101,532
  Selling, general and administrative
     expenses.................................      11,087           7,969         10,846           8,072
  Depreciation and amortization...............       7,931           8,456          7,931           8,456
                                                 ---------       ---------      ---------       ---------
     Operating income.........................      17,350          11,676         26,575          11,573
  Interest expense............................         852             646            852             646
  Other income................................        (915)           (880)          (915)           (880)
  Expenses related to sale(2).................          --           5,907             --           5,907
                                                 ---------       ---------      ---------       ---------
     Income before income taxes...............      17,413           6,003         26,638           5,900
  Provision for income taxes..................       5,564           3,847          6,079           3,680
                                                 ---------       ---------      ---------       ---------
          Net income before non-controlling
            interest..........................   C$ 11,849       C$  2,156      C$ 20,559       C$  2,220
                                                 =========       =========      =========       =========
BALANCE SHEET DATA (END OF PERIOD):
  Cash and cash equivalents...................   C$ 19,231       C$ 28,438      C$ 16,600       C$ 21,411
  Working capital.............................      40,057          41,909         40,057          41,909
  Total assets................................     128,964         134,725        128,964         134,725
  Total debt, including current maturities....                                     15,998          17,563

------------

(1) Under Canadian GAAP in effect at the time, Circo Craft recognized certain revenues related to a gain on an out-of-court settlement in 1994. Under U.S. GAAP, that gain would have been deferred and recognized in 1995.

(2) Represents non-recurring expenses incurred in connection with the sale of Circo Craft to Viasystems which includes, among others, brokerage and legal fees.

     VIASYSTEMS TECHNOLOGIES CORP.

     The selected financial and other data below presents financial information of the Lucent Division (renamed Viasystems Technologies) for the periods indicated. The data for the fiscal year ended December 31, 1995, and the eleven months ended November 30, 1996 (the period prior to the acquisition of the Lucent Division by Viasystems Technologies), has been derived from the audited statements of operations of Viasystems Technologies. We have omitted balance sheet data because we do not believe that the presentation of balance sheet data for Viasystems Technologies is meaningful because such business was a division of Lucent Technologies for the periods indicated. In addition, Viasystems Technologies was a captive producer for Lucent Technologies and historical financial results for Viasystems Technologies may not be indicative of its results of operations as an independent entity. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                                                ELEVEN
                                                              FISCAL YEAR       MONTHS
                                                                 ENDED          ENDED
                                                              DECEMBER 31,   NOVEMBER 30,
                                                                  1995           1996
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales.................................................    $325,047       $325,102
  Cost of goods sold........................................     274,824        244,313
  Selling, general and administrative expenses..............      42,445         34,792
  Depreciation and amortization.............................      16,378         18,317
                                                                --------       --------
     Operating income (loss)................................      (8,600)        27,680
  Interest expense(1).......................................         204            917
  Other income..............................................         (94)          (228)
                                                                --------       --------
     Income (loss) before income taxes......................      (8,710)        26,991
  Provision (benefit) for income taxes......................      (3,310)        10,257
                                                                --------       --------
          Net income (loss).................................    $ (5,400)      $ 16,734
                                                                ========       ========

------------

(1) Interest expense represents interest incurred on capital leases.

     FORWARD GROUP PLC

     The selected financial and other data below presents financial information of Forward for the periods indicated. The data for the two fiscal years ended January 31, 1997, set forth in U.K. GAAP in U.K. pounds sterling, has been derived from the audited consolidated financial statements of Forward. The consolidated financial statements of Forward have been prepared in accordance with U.K. GAAP, which differs in certain significant respects from U.S. GAAP. The data set forth in U.S. GAAP as of and for the two fiscal years ended January 31, 1997, has been derived from the audited consolidated financial statements of Forward and adjusted for differences between U.K. GAAP and U.S. GAAP. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                                            APPROXIMATE AMOUNTS
                                                           U.K. GAAP            IN U.S. GAAP
                                                       FISCAL YEAR ENDED     FISCAL YEAR ENDED
                                                          JANUARY 31,           JANUARY 31,
                                                       ------------------   --------------------
                                                        1996       1997       1996       1997
                                                       -------   --------   --------   ---------
                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales..........................................  L66,839   L105,029   L66,839    L105,029
  Costs of goods sold................................   49,850     79,030    49,850      79,030
  Selling, general and administrative expenses.......    6,425     11,189     6,390      11,029
  Depreciation and amortization......................    2,701      4,694     2,787       4,870
  Restructuring charges(1)...........................       --      1,244        --       1,244
                                                       -------   --------   -------    --------
     Operating income................................    7,863      8,872     7,812       8,856
  Interest expense...................................      412        996       412         996
  Other income.......................................     (113)      (229)     (113)       (229)
                                                       -------   --------   -------    --------
     Income before income taxes......................    7,564      8,105     7,513       8,089
  Provision for income taxes.........................    2,641      2,707     2,652       2,760
                                                       -------   --------   -------    --------
          Net income.................................  L 4,923   L  5,398   L 4,861    L  5,329
                                                       =======   ========   =======    ========
BALANCE SHEET DATA (END OF PERIOD):
  Cash and cash equivalents..........................  L   789   L     --   L   789    L     --
  Working capital....................................    1,898     (3,074)    2,553      (3,074)
  Total assets.......................................   51,124     60,282    56,539      67,406
  Total debt, including current maturities...........                         7,879      15,535

------------

(1) Represents non-recurring restructuring charges related to the consolidation and rationalization of several facilities at Forward.

     INTERCONNECTION SYSTEMS (HOLDINGS) LIMITED

     The selected financial and other data below presents financial information of ISL as of and for the periods indicated. The data as of and for the fiscal years ended March 29, 1996, and April 4, 1997 set forth in U.K. GAAP in U.K.L, has been derived from the audited consolidated financial statements of ISL. The consolidated financial statements of ISL have been prepared in accordance with U.K. GAAP, which differs in certain significant respects from U.S. GAAP. The data set forth in U.S. GAAP as of and for the fiscal years ended March 29, 1996 and April 4, 1997, has been derived from the audited consolidated financial statements of ISL and adjusted for differences between U.K. GAAP and U.S. GAAP. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                                              APPROXIMATE AMOUNTS IN
                                                            U.K. GAAP               U.S. GAAP
                                                        FISCAL YEAR ENDED       FISCAL YEAR ENDED
                                                      ---------------------   ----------------------
                                                      MARCH 29,   APRIL 4,    MARCH 29,    APRIL 4,
                                                        1996        1997         1996        1997
                                                      ---------   ---------   ----------   ---------
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales.........................................  L104,611    L141,643     L104,611    L141,643
  Costs of goods sold...............................    73,407      94,466       73,407      94,466
  Selling, general and administrative expenses......     7,522      10,514        7,464      10,437
  Depreciation and amortization.....................    17,302      26,771       15,752      17,522
                                                      --------    --------     --------    --------
  Operating income..................................     6,380       9,892        7,988      19,218
  Interest expense..................................       807         818          807         818
  Other income......................................        --         (44)          --         (44)
                                                      --------    --------     --------    --------
  Income before income taxes........................     5,573       9,118        7,181      18,444
  Provision for income taxes........................     4,422       6,874        2,584       6,112
                                                      --------    --------     --------    --------
          Net income................................  L  1,151    L  2,244     L  4,597    L 12,332
                                                      ========    ========     ========    ========
BALANCE SHEET DATA (END OF PERIOD):
  Cash and cash equivalents.........................  L  2,636    L 26,244     L  2,636    L 26,244
  Working capital...................................    (5,851)     11,516       (3,929)     14,276
  Total assets......................................    67,349     129,921       62,893     105,452
  Total debt, including current maturities..........                             15,699      35,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in Item 8 of this report.

     We have made forward-looking statements in this prospectus, including the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, benefits resulting from the transactions described herein, this offering, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or other similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this prospectus.

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our relationship with unionized employees, risks associated with our acquisition strategy, our substantial indebtedness, and control by our largest stockholders.

GENERAL

     We are a leading worldwide independent provider of electronics manufacturing services, or EMS. We serve primarily the telecommunications and networking industries, which we believe to be the fastest-growing customer segments of the $73 billion EMS market. We offer a wide range of products and services to original equipment manufacturers of electronic products. Our products and services consist of the design and fabrication of printed circuit boards, in particular highly complex multi-layered printed circuit boards, the manufacture of custom-designed backpanel assemblies, the manufacture of complex printed circuit board assemblies, the procurement and management of materials and the assembly and testing of our customers' complete systems and products.

OUR DEVELOPMENT

     We were formed in 1996 by Hicks Muse, Tate & Furst Incorporated and Mills & Partners, Inc. to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of printed circuit board fabricators and backpanel assemblers. We had no operations prior to our first acquisition in October 1996.

     During the past eighteen months, we have broadened our focus to become a full-solution provider in the electronics manufacturing services industry. This change occurred as a result of our recognition that many of the next generation products in the telecommunications and networking industries require highly advanced printed circuit boards and backpanel assemblies. As a result, we made a strategic decision to capitalize on our capabilities to compete for the complete assembly of our customers' products that utilize our printed circuit boards and backpanels.

     In connection with this initiative, we opened four new facilities in the later part of 1998. The four new facilities broadened our product offerings by expanding our backpanel assembly capabilities as well as adding full system assembly and test capabilities. In addition, in 1999 we consummated the acquisition of PAGG Corporation and the printed circuit board manufacturing facilities of Kalex Printed Circuit Board Limited and its direct and indirect subsidiaries. The PAGG and Kalex acquisitions added printed circuit board assembly capabilities and expanded our full system assembly and test capabilities.

     Since our formation, we have also undertaken a rationalization of various facilities we have acquired. In particular, we have closed the Selkirk and Galashiels, Scotland facilities and the Manchester and Rugby, England facilities.

RECENT EVENTS

     In March 2000, Group expects to complete an initial public offering (the "Offering") of its common stock. The proceeds from the Offering will be used to repay amounts due under the senior credit facilities, fund the wire harness business acquisition and for general corporate purposes.

     Concurrently with the consummation of the Offering, we will transfer all of the capital stock of our subsidiaries that own nine European printed circuit board manufacturing facilities to our existing stockholders, which will not include the stockholders who purchase common stock in the Offering. The operations we are transferring consist primarily of the operations formerly conducted by Interconnection Systems Limited, Forward Group, Zincocelere and Viasystems Sweden. These operations are being transferred because:

     - they do not provide value-added assembly services, such as backpanel and printed circuit board assembly, manufacture of wire harness and cable assemblies or the assembly and testing of complete systems or products;

     - they do not produce complex higher technology products such as high layer count printed circuit boards; or

     - they supply products to other competing providers of electronics manufacturing services.

     As a result, the transferred operations do not provide services or capabilities which will allow us to expand our relationships with our strategic customers. Consequently, we believe that each of the operations being transferred and our remaining operations after the transfer will be better positioned to serve its respective customers. The operations of the transferred businesses will focus on the European market for quick-turn and low-layer count printed circuit board fabrication. In consideration for the stock of our subsidiaries that own Interconnection Systems Limited, Forward Group, Zincocelere and Viasystems Sweden, we will receive subordinated notes payable to us in the aggregate principal amount of $124 million. The subordinated notes will be unsecured and will bear interest at 9% per year, which interest will be payable in kind by the issuance of additional notes. The notes will mature in 10 years.

     The transferred businesses will enter into a contract manufacturing agreement with us, whereby those businesses will continue to provide manufacturing services to us from their facilities at North Tyneside in the United Kingdom and Norrkoping, Sweden. Pursuant to the contract manufacturing agreement, those businesses will supply us with our forecasted needs for the specified manufacturing services at a price equal to our direct costs of providing the services from one of our other facilities. The specified manufacturing services may include the production of innerlayers as well as complete printed circuit boards. Innerlayers are the simple building blocks used in the production of multi-layered printed circuit boards. The agreement will provide for a three year term and otherwise will contain terms and conditions similar to our agreements to provide similar manufacturing services to third parties. In addition, we will have an option, exercisable by us at any time within two years following the closing, to acquire the North Tyneside and Norrkoping facilities for an amount equal to the book value of the facilities. Currently, the North Tyneside facility is adding manufacturing equipment designed to enable it to expand its innerlayer capacity and to produce high layer count printed circuit boards.

     Immediately prior to the consummation of the Offering, we will acquire for $210 million in cash all of the outstanding shares of Wirekraft Industries, Inc., a wholly-owned subsidiary of International Wire Group, Inc. A majority of the common stock of International Wire is held by affiliates of Hicks, Muse, Tate & Furst Incorporated. Wirekraft Industries manufactures and assembles wire harness products, which are assemblies of wire with connectors and terminals attached to their ends that transmit electricity between two or more end points.

     The acquisition of the wire harness business of International Wire allows us to increase our vertical integration by allowing us to provide our wire harnesses to customers. By manufacturing wire harnesses and cable assemblies, we are able to shorten our customers' product development cycles, lower their cost and provide expertise not generally available from other suppliers in the electronics manufacturing services industry. In addition, our vertical integration provides us with greater control over quality, delivery and costs, and enables us to offer our customers a broad array of services.

     At the closing of the acquisition of the wire harness business, we will enter into a supply agreement with International Wire whereby International Wire will continue to supply insulated wire to us for use in the wire harness business at market prices. The terms of the supply agreement will require us to purchase 100% of the wire harness business' requirements for insulated appliance wire from International Wire, which is a continuation of existing practice. The acquisition of the wire harness business will be accounted for at historical costs, on a basis similar to a pooling of interests, as Group, Inc. and International Wire are under common control.

     The closing of the purchase of the wire harness business is conditioned upon the receipt by each of the boards of directors of Viasystems and International Wire of opinions of financial advisors that the purchase price for the wire harness business is fair, from a financial point of view, to the respective parties.

On January 25, 2000, we entered into an agreement with Marconi Communications, Inc. to acquire Marconi's network components and services business for $115 million. This business has manufacturing facilities in Europe and China, where it provides electronic manufacturing services primarily to telecommunications customers, including Italtel, Lucent, Marconi, Nokia and Siemens.

     The network components and services business' products include integrated enclosures, racks, sub-racks, cable assemblies and custom power supplies and, through a joint ventures heat management systems. A rack is the metal framework inside an enclosure used for the mounting and/or holding of printed circuit boards and electronic components; and a sub rack is the smaller framework included within a rack used to mount electronic components. Power supplies distribute and regulate power for electronics equipment. There are two primary types of power supplies -- alternating current to direct current or direct current to direct current. Heat management systems are systems that either cool or heat electronic equipment.

     The core products of the network components and services business are enclosures, racks and sub-racks. These products are used primarily in wireless base stations, telecommunications switching and transmission equipment, cable TV infrastructure and precision control instrumentation. Precision control instrumentation equipment is utilized primarily in manufacturing process control equipment to monitor manufacturing functions on a factory floor.

     For the twelve months ended December 31, 1999, the network components and services business had revenues and operating income (loss), plus depreciation and amortization of approximately $151.6 million and $10.6 million, respectively. The network components and services business operates from manufacturing facilities in England, Northern Ireland, Italy and China. In addition the network components and services business' joint venture has manufacturing facilities in Denmark and South Carolina.

     While the acquisition of the network components and services business is expected to close on March 30, 2000, we cannot assure you that the closing will occur at, or subsequent to, that time.

ACQUISITIONS

     A significant portion of our growth has been generated through acquisitions completed since 1996. Our business includes the following nine acquired businesses:

     - the purchase of Circo Craft, a business engaged in the fabrication of printed circuit boards, in Canada in October 1996 for $129.9 million cash;

     - the purchase of the assets of the Interconnection Technologies Unit of the Microelectronics Group of Lucent Technologies Inc., a business engaged in the fabrication of printed circuit boards and backpanels and the assembly of backpanels, in Richmond, Virginia in December 1996 for $170.0 million cash and $30.0 million series B preferred stock;

     - the purchase of Forward Group, a business engaged in the fabrication of printed circuit boards, in the United Kingdom in April 1997 for $208.5 million cash;

     - the purchase of ISL, a business engaged in the fabrication of printed circuit boards, in the United Kingdom in April 1997 for $140.0 million cash, plus assumption of debt;

     - the purchase of the Ericsson facility, a business engaged in the fabrication of printed circuit boards, in Sweden in February 1998 for $7.1 million cash;

     - the purchase of Mommers, a business engaged in the fabrication of printed circuit boards and backpanels, in the Netherlands in February 1998 for $59.4 million cash;

     - the purchase of Zincocelere, a business engaged in the fabrication of printed circuit boards and backpanels, in Italy in March 1998 for $85.0 million cash, plus assumption of debt;

     - the purchase of PAGG Corporation, a business engaged in design and prototype services, printed circuit board assembly, full system assembly and testing, in Milford, Massachusetts in April 1999 for $9.3 million cash, plus the issuance of 273,223 shares of Group's common stock, and warrants to purchase 136,645 shares of Group's common stock;

     - the purchase of the printed circuit board manufacturing facilities of Kalex Printed Circuit Board Limited and its direct and indirect subsidiaries in the People's Republic of China in August 1999 for $301.0 million cash; and

     We continue to examine numerous acquisition opportunities in order to:

     - diversify end-product programs with existing customers;

     - locate manufacturing facilities close to original equipment manufacturers or their end users;

     - expand our capacity in selected geographic regions to take advantage of existing infrastructure or low cost manufacturing;

     - complement our service offerings; and

     - diversify our customer base to serve a wide variety of end-markets with new telecommunications and networking customers.

We routinely engage in discussions with respect to possible acquisitions. Acquisitions considered by us could include a single facility, significant multiple facilities or original equipment manufacturer asset acquisitions. There can be no assurance that any of these discussions will result in a definitive purchase agreement and, if they do, what the terms or timing of any agreement would be.

     We expect each acquisition to be accretive to earnings and cash flow after a transition period for each acquisition, generally approximately one year. The initial margins from a newly acquired business or facility will likely be lower than our current overall margins for several reasons:

     - an acquired business or facility may be underutilized;

     - existing business at a new or acquired business or facility may be lower margin, such as printed circuit board assembly or system assembly;

     - a newly acquired business or facility may be less efficient initially;
       and

     - we may accept lower initial margins on large-scale operations with significant new customers.

The risks of lower margins frequently are mitigated during transition periods by supply arrangements agreed to in connection with a particular acquisition. These arrangements may include limited overhead contribution commitments, take or pay arrangements or limited revenue or product volume guarantees to support the financial viability of the facility until it reaches self-sufficiency. As an example, when we acquired Lucent Technologies' captive printed circuit board facility in December 1996, pricing to Lucent initially exceeded prevailing market rates, but we were required to reduce that pricing over a two year period thereafter. As a result, in 1998 and 1999, we experienced price reductions under the Lucent contract which exceeded industry-wide price decreases. Commencing January 1, 1999 we are charging Lucent market pricing as required by our supply contract and will continue to do so for the remaining term of the contract.

     We expect that the results for an acquired business or facility will improve over the transition period as we:

     - increase capacity utilization and reduce cost;

     - complete integration activities, including replacing third-party suppliers of printed circuit boards, backpanel assemblies and wire harnesses and cable assemblies with our own internal production of those components;

     - implement our processes and disciplines to reduce costs and obtain the cost benefits of our procurement leverage; and

     - introduce new business from the original customer and others.

GREENFIELD FACILITIES

     Since our inception in 1996, we have opened four new start-up, or greenfield, facilities in the United States, Mexico, Europe and Asia. These facilities provide us with operations in key geographic markets. The four greenfield facilities are:

     - a 35,000 square foot facility opened September 1998 in Columbus, Ohio providing full system assembly services;

     - a 51,000 square foot facility opened August 1998 in Juarez, Mexico providing backpanel assembly services;

     - a 52,000 square foot facility opened June 1998 in Boldon, England providing backpanel assembly and full system assembly services; and

     - a 17,000 square foot facility opened November 1998 in Nantong, China providing backpanel assembly services.

Consistent with our past practices and as a normal course of business, we will continue to evaluate establishing new greenfield facilities particularly when greenfield operations have the potential to enable us to increase our sales or service to our existing customers, access new geographic markets or provide favorable cost advantages.

HISTORICAL RESULTS OF OPERATIONS -- VIASYSTEMS

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales for the year ended December 31, 1999 were $1,102.0 million, representing a $70.4 million, or 6.8%, increase from the comparable period in 1998. Approximately $123.6 million of the increase was due primarily to the acquisitions of Mommers and Zincocelere in 1998 and the acquisitions of Kalex and PAGG Corporation in 1999, offset by contractual price reductions of approximately $48.0 million under the Lucent supply agreement and other industry-wide pricing pressures.

     Cost of goods sold for the year ended December 31, 1999 was $816.4 million, or 74.1% of net sales, compared to $723.7 million, or 70.1% of net sales, for the year ended December 31, 1998. Cost of goods sold as a percent of net sales increased year over year as a result of the contractual and industry-wide pricing pressures, partially offset by cost containment activities which approximated $80.0 million in reduced material costs negotiated as a result of our increased purchasing power and improved plant operating efficiencies through upgrades in systems and equipment technologies and by improving the process flow of our Echt, Netherlands facility.

     Selling, general and administrative expenses (excluding the non-cash compensation expense charge of $3.4 million and $110.1 million in 1998 and 1999, respectively) for the year ended December 31, 1999 increased by $6.3 million versus the comparable period in 1998. These costs increased primarily due to increases in general and administrative expenses related to the Kalex and PAGG Corporation acquisitions partially offset by cost containment efforts resulting from headcount reductions made at our corporate offices. During the years ended December 31, 1998 and 1999, we recorded non-cash compensation charges of $3.4 million and $110.1 million, respectively, which reflect the difference between the cost of Group's class A common stock and class A series II common stock and the value of common stock that it is convertible into at December 31, 1998 and 1999, respectively.

     Other expense increased $33.3 million, from $106.9 million for the year ended December 31, 1998 to $140.2 million in the same period of 1999, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the acquisitions of Mommers and Zincocelere in the first quarter of 1998 and Kalex in August 1999 and from the loss on disposal of plant, property and equipment related to our Selkirk, Scotland facility that was closed during 1999.

     Depreciation and amortization increased $7.7 million, from $166.6 million for the year ended December 31, 1998 to $174.3 million for the same period in 1999, primarily as a result of the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions of Mommers and Zincocelere in the first quarter of 1998 and the Kalex acquisition in August 1999.

     During 1999, we recorded a non-cash impairment loss of $468.4 million related to the write-off of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on current business enterprise values using common appraisal methods, the assessment has identified impairment of long-lived assets acquired from the Forward Group, Interconnection Systems Limited and Zincocelere acquisitions. The calculated business enterprise values determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted due to significant changes in the markets served by the acquisitions that were not anticipated at the time of each acquisition, most significantly a significant decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing has resulted in a significant decline in profitability that is not expected to return in the near term.

     During 1999, we recorded a one-time non-cash cumulative effect of a change in accounting principle of $16.9 million (net of $5.6 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

     During 1998, we recorded a one-time non-cash write-off of $20.1 million related to in-process research and development acquired in the acquisitions of Mommers and Zincocelere. During 1999, we recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the Kalex acquisition.

     During 1999, we initiated a comprehensive review of the strategic position of our individual business units with the intent to restructure our existing operations. As a result of the planned initial public offering and the related transfer of certain operations detailed in the "Recent Events" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition," we decided to abandon the planned restructuring.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales for the year ended December 31, 1998 were $1,031.9 million, representing an increase of $236.6 million, or 29.8%, over the year ended December 31, 1997. The increase was primarily attributable to the acquisitions of Viasystems Sweden, Mommers and Zincocelere completed in the first quarter of 1998 and increased volume partially offset by typical, industry-wide pricing pressures as well as the negative impact of the stronger U.K. pound as it relates to continental European and Asian currencies and contractual price reductions under the Lucent supply agreement.

     Cost of goods sold for the year ended December 31, 1998 was $723.7 million, or 70.1% of net sales, compared to $554.1 million, or 69.7% of net sales for the year ended December 31, 1997. Cost of goods sold as a percent of net sales increased as a result of product mix changes from the acquisitions of Viasystems Sweden, Mommers and Zincocelere, as well as the above mentioned currency-related and contractual price reductions we experienced. These factors were partially offset by cost containment and reduction activities.

     Selling, general and administrative expenses (excluding the non-cash compensation expense charge of $3.4 million in 1998) for the year ended December 31, 1998 increased by $31.1 million over selling, general and administrative expenses for the year ended December 31, 1997. These costs increased primarily due to the 1998 acquisitions of Viasystems Sweden, Mommers and Zincocelere, increased sales and marketing expenses and increases in administrative expenses at our Richmond, Virginia facility related to the separation from Lucent Technologies. During the year ended December 31, 1998, we recorded a non-cash compensation charge of $3.4 million, which reflects the difference between the cost of the class A common stock and class A series II common stock and the value of common stock that it is convertible into at December 31, 1998.

     Depreciation and amortization for the year ended December 31, 1998 increased $56.6 million over the comparable period for 1997 primarily as a result of the full year impact of the acquisitions of Forward Group and Interconnection Systems Limited in the second quarter of 1997 and of Viasystems Sweden, Mommers and Zincocelere in the first quarter of 1998.

     During the year ended December 31, 1998 we recorded a one-time non-cash write-off of $20.1 million related to in-process research and development acquired in the acquisitions of Mommers and Zincocelere. During the year ended December 31, 1997, we recorded a similar charge of $294.5 million related to the acquisitions of Forward Group and Interconnection Systems Limited.

     Other expense increased $34.5 million, from $72.3 million for the year ended December 31, 1997 to $106.8 million for the same period in 1998, due primarily to increased interest expense and amortization of deferred financing costs related to the debt financing incurred to fund the acquisitions of Viasystems Sweden, Mommers and Zincocelere.

LIQUIDITY AND CAPITAL RESOURCES -- VIASYSTEMS

     Net cash provided by operating activities was $31.6 million for the year ended December 31, 1999 compared to net cash used in operating activities of $43.8 million for the same period in 1998. The increase in net cash from operating activities related primarily to timing of payments to vendors. Net cash used in investing activities was $441.0 million for the year ended December 31, 1999, compared to $276.0 million for the year ended December 31, 1998. The net cash used in investing activities for 1999 included $314.2 million related to the acquisitions of Kalex and PAGG Corporation with the remainder related to capital expenditures. In 1998, net cash used in investing activities included $145.7 million related to the acquisitions of Viasystems Sweden, Mommers and Zincocelere with the remainder related to capital expenditures.

     In connection with our acquisition of Interconnection Systems Limited in June 1997, we assumed approximately $437.5 million of loan notes, of which $285.3 million were outstanding as of December 31, 1999. Our prior credit facility contained a committed term loan facility that we could draw upon to satisfy our remaining obligations under those loan notes. In June 1997, we also completed a $400.0 million offering of

Viasystems, Inc.'s 9 3/4% senior subordinated notes due 2007. The net proceeds of that offering were used to repay a bridge loan facility and approximately $171.9 million under our existing credit facility.

     In February 1998, Viasystems, Inc. issued an additional $100.0 million of its 9 3/4% senior subordinated notes due 2007 at a price of 104.5% of their principal amount, yielding approximately $101.0 million in proceeds. In connection with this offering of senior subordinated notes, our existing credit facilities were increased by $95.0 million, and an affiliate of Hicks, Muse, Tate & Furst Incorporated purchased an additional $50.0 million of our common stock. The proceeds from these financing activities were used to fund the acquisitions of Viasystems Sweden, Mommers and Zincocelere and repay a portion of our revolving credit facilities.

     In connection with the acquisition of Kalex in August 1999, we entered into a third amended and restated credit agreement with terms substantially similar to the prior credit agreement. Our credit agreement was amended to, among other things, establish an additional $291.0 million term loan facility, repay $10.1 million outstanding under the term loans available to refinance the loan notes issued in connection with the acquisition of Interconnection Systems Limited in 1997, and collateralize future amounts due under the term loans with approximately $89.9 million in cash. Additionally, we received an equity contribution of $200.0 million.

     As of December 31, 1999, our indebtedness consisted of amounts outstanding under the existing senior credit facilities, the senior subordinated notes, the loan notes, capital leases and other debt.

     We anticipate that our primary uses of cash in 2000 will be:

     - for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product and process technology development;

     - the $115.0 million purchase price for the Marconi Communications, Inc. network components and service business;

     - the $210.0 million purchase price for the wire harness business of International Wire; and

     - to pay interest on, and to repay principal of, indebtedness under our senior credit facilities, the senior subordinated notes and our other outstanding indebtedness as discussed in note 8 to our consolidated financial statements set forth elsewhere herein.

     We anticipate making capital expenditures of approximately $120.0 million in 2000. In 2000, we will be obligated to make principal and interest payments of approximately $75.0 million under our new senior credit facilities and the senior subordinated notes.

     We expect that our primary sources of cash will be cash on hand, cash from operating activities and revolving borrowings under our senior credit facilities. In connection with the offering, we expect to refinance our existing senior credit facilities and our obligations under the loan notes with a new senior secured credit facility. Our new credit facility is expected to consist of a $150.0 million term loan facility, $303.0 million letter of credit and term loan reimbursement facility and $175.0 million of available revolving loans.

     We anticipate that our cash on hand, cash flow from operations and additional funds available under the revolving facilities of our new senior credit facilities will be sufficient to meet our requirements for working capital, capital expenditures, the purchase price for the Marconi network components and services business, the wire harness business purchase price, and debt service and other operating cash requirements over the next 12 months. Although we are not able to currently predict those needs in periods beyond 12 months, we believe our current cash flow from operations and borrowings available under our new senior credit facility will be sufficient to meet our capital requirements through 2001. Any future acquisitions would likely require external sources of debt and/or equity financing. There can be no assurance that those funds would be available on terms satisfactory to us, or at all. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

     Borrowings under our senior credit facilities bear interest at floating rates and require interest payments on varying dates depending on the interest rate option we select. The senior subordinated notes bear interest at the rate of 9 3/4% per annum, which is payable semiannually in arrears.

     The senior subordinated notes restrict us from, and the new senior credit facilities are expected to restrict us from, among other things:

     - incurring additional indebtedness;

     - making capital expenditures in excess of $130.0 million for the fiscal years ended 2000 and 2001 and $110.0 million for the fiscal years ended 2002, 2003 and 2004;

     - creating liens upon its property, assets or revenues;

     - disposing of assets;

     - guaranteeing indebtedness;

     - merging or selling substantially all of our assets;

     - declaring and paying dividends;

     - making investments and loans; and

     - entering into transactions with affiliates,

in each case with exceptions customary for credit facilities such as the new senior credit facilities.

NET OPERATING LOSS CARRYFORWARD

     We estimate that for United States federal income tax purposes we will have net operating loss carryforwards, or NOLs, amounting to approximately $545 million as of January 1, 2000. Such NOLs expire in 2018 through 2019 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences more than a 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict our ability to utilize our tax net operating loss carryforwards. We believe that no such ownership change has occurred or will occur as a result of the offering. There can be no assurances, however, that such an ownership change will not occur in the future. In addition, as of January 1, 2000 we had NOLs of $11 million in the People's Republic of China, $6 million in Puerto Rico, $55 million in the United Kingdom, and $19 million in the Netherlands. The NOLs in the People's Republic of China and Puerto Rico begin to expire in 2000, while the other NOLs carry forward indefinitely.

EXTRAORDINARY ITEM AND NON-CASH COMPENSATION EXPENSE

     In connection with the Offering, the transfer of the operations formerly conducted by Interconnection Systems Limited, Forward Group, Zincocelere and Viasystems Sweden and the acquisition of the wire harness business of International Wire, we will repay our existing senior credit facility. That repayment will result in the write-off of deferred financing costs, which we expect will be reported as an extraordinary item in the first quarter of fiscal year 2000. Had the offering and those transactions been completed at December 31, 1999, we would have recorded an extraordinary charge of $15.9 million (net of income tax benefit of $4.0 million) with respect to the write-off of these deferred financing costs.

     Also in connection with the Offering, we are amending the terms of our performance stock options held by members of management to eliminate the exercisability restrictions and variable exercise price terms. The amended performance options will have a fixed exercise price and will be immediately exercisable. As a result of these amendments, we expect to record a one-time non-cash charge of $33.6 million, based on an initial public offering price of $21.0, to compensation expense in the first quarter of fiscal year 2000.

     In connection with the Offering, we reclassified each 6 2/3 shares of Group's class A common stock and class A series II common stock into one share of common stock. The reclassification is expected to result in a non-cash compensation charge, based on an initial public offering price of $21.00, of $80.5 million. No additional charge related to the class A common stock and class A series II common stock will be required after the reclassification.

     In connection with the Offering, we also expect to terminate the monitoring and oversight agreement and financial advisory agreement with an affiliate of Hicks Muse. As consideration for Hicks Muse's willingness to agree to such termination, we will grant to Hicks Muse and partners of Hicks Muse options to purchase an aggregate of 2,134,000 shares of Group's common stock at an exercise price equal to the initial public offering price of our common stock. The grant is expected to result in a non-cash compensation charge of $22.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We have not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor have we determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

IN-PROCESS RESEARCH AND DEVELOPMENT

  1997 Acquisitions

     Forward Group's and Interconnection Systems Limited's in-process research and development, or R&D, value was comprised of numerous R&D projects. These R&D projects targeted improvements in materials and processing to reduce printed circuit board thickness, lines, spaces and vias for market applications and improvements in registration which would allow for the increase in the thickness of the printed circuit board backpanels for other market applications. There were several in-process R&D projects focused on plating, including panel plating, reverse pulse plating, direct metallization and immersion silver. In addition, other in-process R&D projects were investigating laser technology, sequential build up of printed circuit boards, the applicability of specialty materials and the ability to build components into a printed circuit board. Finally, the remaining in-process R&D projects targeted improvements in testing procedures to allow for testing for the more complex technologies related to the above-mentioned in-process R&D projects.

     The in-process R&D projects from the Forward Group and Interconnection Systems Limited acquisitions can now be classified into three categories: completed, abandoned or still in progress. We were technologically successful on many of the in-process R&D projects, but several were abandoned due to the unavailability of appropriate materials or manufacturing equipment or the lack of market acceptance. The remaining, still in progress, projects are primarily specialty materials projects, which have yet to develop the market demand anticipated at the time of these acquisitions. We believe that efforts to complete the still in progress acquired in-process R&D projects will consist primarily of internal engineering costs over the next one to three years. These costs are estimated to be approximately $1 million.

     The revenues derived from the in-process R&D projects from the Forward Group and Interconnection Systems Limited acquisitions are significantly lower than anticipated. This significant shortfall was caused by the abandonment of certain projects, the lack of market demand for others, and the general economic conditions of the printed circuit board market served by the Forward Group and Interconnection Systems Limited acquisitions. The market served by the Forward Group and Interconnection Systems Limited acquisitions has experienced significant changes not anticipated at the time of the acquisitions, most significantly a significant decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the Forward Group and Interconnection Systems Limited acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. The decline in market pricing has resulted in a significant decline in profitability for the Forward Group and Interconnection Systems Limited acquisitions.

  1998 Acquisitions

     Mommers' in-process R&D value was comprised of several R&D projects. These in-process R&D projects, like those of the Forward Group and Interconnection Systems Limited acquisitions, targeted improvements in materials, processing and registration. Mommers' primary in-process R&D projects were focused on developing the capability to produce larger, thicker backpanels ranging from 48 to 60 layers and the development of thin core technology. The remaining projects were related to the further development of Mommers' high-density capabilities and the applicability of specialty materials.

     We approached the development of thicker backpanels as the combination of several projects: increasing board thickness, increasing the aspect ratio, which is a measure of hole diameter to board thickness, improving drilling and plating of higher aspect ratios and thicker boards, and increasing board size. Finally, upon successful completion of these steps, we would need to invest in the capital equipment necessary to produce the larger boards.

     The thin core technology project targeted the reduction of insulating material between two conductive layers of a printed circuit board, to produce thin, lightweight printed circuit boards. The reason for this activity is to address the electronics industry trend toward lighter and more densely populated product offerings.

     The primary in-process R&D projects from the Mommers acquisition can now be classified as completed as the development of the capabilities for the larger, thicker backpanels and the development of thin core technology have been achieved. In 1999, the revenues derived from the Mommers in-process R&D approximate the levels anticipated at the time of the acquisition. We are unable to accurately quantify the potential impact in the future of the failure of any single project or multiple projects, which were acquired as in-process R&D in the acquisition. There can be no guarantee that the acquired in-process R&D projects will result in future revenue growth, we believe that the likelihood is reasonable for these projects.

     Zincocelere's in-process R&D value was also comprised of several R&D projects, which targeted improvements in materials, processing and registration. Zincocelere's primary in-process R&D projects related to material processing and developing a photo microvia process. In addition, Zincocelere was involved in projects designed to reduce printed circuit board thickness, lines, spaces and vias, and other projects designed to increase board thickness for other applications.

     The primary material-processing project underway at the time of the acquisition was focused on finding solutions to the problem of thin copper foil handling. This project was primarily related to the reduction of cost. We have successfully completed this project.

     The photo microvia process project under development at the time of the acquisition has been abandoned at this site. The commercial viability of this project for the customer base served by Zincocelere was limited and would have required significantly more capital investment.

     Most of the other in-process R&D projects related to the Zincocelere acquisition have also been abandoned. The abandonment of most of Zincocelere's in-process R&D projects combined with a significant reduction in market pricing for lower technology printed circuit boards has resulted in less revenue than anticipated at the date of the acquisition. The decline in market pricing has resulted in a significant decline in profitability for the Zincocelere acquisition.

  1999 Acquisitions

     Kalex's in-process R&D value is comprised of three primary projects consisting of developing Rambus technology, increasing board layer count and developing ball grid array substrates capability. At the acquisition date, R&D programs ranged from 65% to 80% complete and total continuing R&D commitments to complete the projects were expected to be $2.4 million. Since the date of the acquisition we have completed the Rambus project and continued to pursue the board layer count project and the ball grid array substrate project.

     The Rambus project is expected to generate revenues in 2000 at levels originally anticipated, assuming market acceptance of the technology. Rambus technology is designed to improve the communication between current and next generation fast central processing unit microchips and peripherals on the motherboard. This requires motherboards with finer lines, much lower impedance, and extremely small variance in specification tolerance. The applications for Rambus technology are personal computers, workstations, mainframes, mobile phones, communications equipment and network systems.

     Because we have capabilities at most of our facilities to produce high layer count printed circuit boards, the board layer count project has progressed more quickly than originally anticipated and is nearing completion. The ball grid array substrates project is designed to improve printed circuit board density and performance. This project, to be successful, will require specific machinery and precision tools, including unique drilling, routing, lamination, and etching equipment. We will further evaluate this program before committing to such investment.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     At December 31, 1999, approximately $816.2 million of our long-term debt, specifically borrowings outstanding under our existing senior credit facility and the loan notes, bear interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a change of twenty percent in the end-of-period market rates under these borrowings, it is estimated that our interest expense for the year ended December 31, 1999, would have increased by approximately $15.2 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     FOREIGN CURRENCY RISK

     We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we engage in hedging operations, such as forward exchange contracts, to reduce our exposure to foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been significant. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
VIASYSTEMS, INC. & SUBSIDIARIES
Report of Independent Accountants...........................   31
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   32
Consolidated Statements of Operations and Comprehensive
  Income for the years ended December 31, 1997, 1998 and
  1999......................................................   33
Consolidated Statements of Stockholders' Deficit for the
  years ended December 31, 1997, 1998 and 1999..............   34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................   35
Notes to Consolidated Financial Statements..................   36

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of Viasystems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index on page 30 present fairly, in all material respects, the financial position of Viasystems, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated financial statements have been restated. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of reporting costs of start-up activities.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 23, 2000, except as to Note 23, which is as of March 23, 2000

                        VIASYSTEMS, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $    9,335     $   22,839
  Accounts receivable, less allowance for doubtful accounts
     of $3,794 for 1998, $6,965 for 1999....................      179,503        220,619
  Inventories...............................................      130,661        155,818
  Prepaid expenses and other................................       44,612         46,871
                                                               ----------     ----------
          Total current assets..............................      364,111        446,147
Property, plant and equipment, net..........................      580,204        462,266
Deferred financing costs, net...............................       41,986         41,751
Intangible assets, net......................................      421,747        261,298
Other assets................................................       46,655          1,096
                                                               ----------     ----------
          Total assets......................................   $1,454,703     $1,212,558
                                                               ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term obligations...............   $   54,534     $   27,663
  Accounts payable..........................................      133,725        173,591
  Accrued and other liabilities.............................      141,400        121,475
  Income taxes payable......................................       14,914         24,352
                                                               ----------     ----------
          Total current liabilities.........................      344,573        347,081
Deferred taxes..............................................       77,214         23,887
Long-term obligations, less current maturities..............    1,079,961      1,334,549
Other non-current liabilities...............................       66,441         68,771
                                                               ----------     ----------
          Total liabilities.................................    1,568,189      1,774,288
                                                               ----------     ----------
Stockholders' deficit
     Common stock, par value $.01 per share, 1,000 shares
      issued and outstanding................................           --             --
     Contributed capital....................................      341,805        652,168
     Accumulated deficit....................................     (464,411)    (1,190,753)
     Accumulated other comprehensive income.................        9,120        (23,145)
                                                               ----------     ----------
          Total stockholders' deficit.......................     (113,486)      (561,730)
                                                               ----------     ----------
          Total liabilities and stockholders' deficit.......   $1,454,703     $1,212,558
                                                               ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1997         1998         1999
                                                           ---------   ----------   ----------
Net sales................................................  $ 795,289   $1,031,928   $1,102,324
Operating expenses:
  Cost of goods sold.....................................    554,097      723,741      816,370
  Selling, general and administrative, including non-cash
     compensation expense charge of $ -- , $3,398 and
     $110,070, respectively..............................     75,650      110,147      223,139
  Depreciation...........................................     51,884      104,831      114,753
  Amortization of intangibles............................     58,153       61,775       59,569
  Impairment loss........................................         --           --      468,389
  Write-off of acquired in-process research and
     development.........................................    294,500       20,100       17,600
                                                           ---------   ----------   ----------
Operating income (loss)..................................   (238,995)      11,334     (597,496)
                                                           ---------   ----------   ----------
Other expenses:
  Interest expense.......................................     64,612       92,535      109,980
  Amortization of deferred financing costs...............      6,629        9,354        6,619
  Other expense..........................................      1,024        4,960       23,594
                                                           ---------   ----------   ----------
Loss before income taxes, cumulative effect of a change
  in accounting principle and extraordinary item.........   (311,260)     (95,515)    (737,689)
Provision (benefit) for income taxes.....................      8,432       (7,334)     (28,289)
                                                           ---------   ----------   ----------
Loss before cumulative effect of a change in accounting
  principle and extraordinary item.......................   (319,692)     (88,181)    (709,400)
Cumulative effect -- write-off of start-up costs, net of
  income tax benefit of $5,647...........................         --           --       16,942
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $4,332..............      7,796           --           --
                                                           ---------   ----------   ----------
Net loss.................................................   (327,488)     (88,181)    (726,342)
Other comprehensive income (loss):
  Foreign currency translation adjustments...............      1,353        9,187      (32,858)
  Minimum pension liability, net of income tax provision
     (benefit) of $0, $575 and $(254), respectively......         --       (1,341)         593
                                                           ---------   ----------   ----------
Comprehensive loss.......................................  $(326,135)  $  (80,335)  $ (758,607)
                                                           =========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)

                                                                                                ACCUMULATED
                                                                                                 AND OTHER
                                                                                               COMPREHENSIVE
                                                          COMMON   CONTRIBUTED   ACCUMULATED      INCOME
                                                          STOCK      CAPITAL       DEFICIT        (LOSS)         TOTAL
                                                          ------   -----------   -----------   -------------   ---------
Balance at December 31, 1996............................   $ --     $103,794     $  (48,742)     $    (79)     $  54,973
  Capital contribution by Viasystems Group to the
    Company.............................................     --      178,969             --            --        178,969
  Net loss..............................................     --           --       (327,488)           --       (327,488)
  Foreign currency translation adjustment...............     --           --             --         1,353          1,353
                                                           ----     --------     -----------     --------      ---------
Balance at December 31, 1997............................     --      282,763       (376,230)        1,274        (92,193)
  Capital contributed by Viasystems Group to the
    Company.............................................     --       55,644             --            --         55,644
  Net loss..............................................     --           --        (88,181)           --        (88,181)
  Non-cash compensation expense charge..................     --        3,398             --            --          3,398
  Minimum pension liability.............................     --           --             --        (1,341)        (1,341)
  Foreign currency translation adjustment...............     --           --             --         9,187          9,187
                                                           ----     --------     -----------     --------      ---------
Balance at December 31, 1998............................     --      341,805       (464,411)        9,120       (113,486)
                                                           ----     --------     -----------     --------      ---------
Capital contributed by Viasystems Group to the
  Company...............................................     --      200,293             --            --        200,293
  Net loss..............................................     --           --       (726,342)           --       (726,342)
  Non-cash compensation expense charge..................     --      110,070             --            --        110,070
  Minimum pension liability.............................     --           --             --           593            593
  Foreign currency translation adjustment...............     --           --             --       (32,858)       (32,858)
                                                           ----     --------     -----------     --------      ---------
Balance at December 31, 1999............................   $ --     $652,168     $(1,190,753)    $(23,145)     $(561,730)
                                                           ====     ========     ===========     ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 1997        1998        1999
                                                               ---------   ---------   ---------
Cash flows provided by (used in) operating activities:
  Net loss..................................................   $(327,488)  $ (88,181)  $(726,342)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Write-off of acquired in-process research and
      development...........................................     294,500      20,100      17,600
    Impairment loss.........................................          --          --     468,389
    Loss on disposal of plant, property and equipment.......          --          --      18,762
    Cumulative effect of a change in accounting
      principle -- write-off of start-up costs..............          --          --      22,589
    Extraordinary item -- loss on early extinguishment of
      debt..................................................      12,128          --          --
    Non-cash compensation expense charge....................          --       3,398     110,070
    Depreciation and amortization of intangibles............     110,037     166,606     174,322
    Amortization of deferred financing costs................       6,629       9,354       6,619
    Deferred taxes..........................................     (15,109)    (15,127)    (38,205)
    Change in assets and liabilities, net of acquisitions:
      Accounts receivable...................................      (8,050)    (20,641)    (15,494)
      Inventories...........................................     (15,979)    (19,997)    (13,829)
      Prepaid expenses and other............................      (6,640)    (22,693)      2,182
      Accounts payable and accrued and other liabilities....      38,539     (65,976)     (2,033)
      Income taxes payable..................................      16,339     (10,678)      6,969
                                                               ---------   ---------   ---------
         Net cash provided by (used in) operating
           activities.......................................     104,906     (43,835)     31,599
                                                               ---------   ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired of $42,778 for 1997,
    $3,738 for 1998 and $5,022 for 1999.....................    (155,904)   (145,665)   (314,187)
  Capital expenditures......................................    (117,163)   (130,361)   (126,856)
                                                               ---------   ---------   ---------
Net cash used in investing activities.......................    (273,067)   (276,026)   (441,043)
                                                               ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term obligations under the
    Credit Agreement........................................          --     103,938     291,000
  Proceeds from the issuance of Senior Subordinated Notes,
    due 2007................................................     400,000          --          --
  Proceeds from the issuance of Series B Senior Subordinated
    Notes, due 2007.........................................          --     104,500          --
  Proceeds from the Subordinated Credit Facility............     216,000          --          --
  Net borrowings on Revolvers...............................          --     117,244      65,943
  Repayment of amounts due under the Credit Agreement.......    (151,964)    (16,000)    (26,125)
  Repayment of amounts under the Chips Loan Notes
    Liability...............................................          --     (33,938)         --
  Repayment of the Subordinated Credit Facility.............    (216,000)         --          --
  Chips Term Loans -- Cash collateral.......................          --          --     (95,295)
  Repayment of other long-term obligations..................     (90,187)    (12,085)     (5,509)
  Equity proceeds...........................................      60,719      55,644     198,293
  Financing fees and other..................................     (34,491)    (15,773)     (7,706)
                                                               ---------   ---------   ---------
Net cash provided by financing activities...................     184,077     303,530     420,601
                                                               ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (4,495)     (1,872)      2,347
                                                               ---------   ---------   ---------
Net change in cash and cash equivalents.....................      11,421     (18,203)     13,504
Cash and cash equivalents at beginning of year..............      16,117      27,538       9,335
                                                               ---------   ---------   ---------
Cash and cash equivalents at end of year....................   $  27,538   $   9,335      22,839
                                                               =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND ACQUISITIONS

     Viasystems, Inc. ("Viasystems" or the "Company"), a wholly owned subsidiary of Viasystems Group, Inc. ("Group"), was formed on April 2, 1997. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries. Prior to the contribution of this capital by Group, Viasystems had no operations of its own. The consolidated financial statements included herein present the results of operations of Viasystems and its subsidiaries subsequent to the capital contribution by Group, and the results of operations of Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems. As used herein, the Company refers to Viasystems and its subsidiaries subsequent to the capital contribution by Group and to Group and its subsidiaries prior to such capital contribution. These financial statements have been adjusted to reflect the equity structure of Viasystems on a retroactive basis. The Company makes strategic acquisitions of electronics manufacturing services ("EMS") and integrates those acquisitions as a global enterprise that is the preferred provider of EMS solutions to original equipment manufacturers of electronic products.

     1997 ACQUISITIONS

     On April 11, 1997, the Company acquired all of the outstanding stock of Forward Group, PLC ("Forward"), a manufacturer of rigid PCBs located in the U.K. The purchase price of approximately $208,483 consisted of cash and notes payable to certain Forward stockholders plus $5,585 of acquisition fees and expenses (the "Forward Acquisition"). The Forward Acquisition and related transaction fees and expenses were funded with (i) $40,000 from the issuance of 1,600,000 shares of Series C Preferred Stock of Group and (ii) $216,000 from a Subordinated Credit Facility. The Subordinated Credit Facility was paid off with a subsequent debt offering (see Note 9).

     The Forward Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. Accordingly, the results of operations of Forward since its acquisition are included in the results of operations of the Company. The Company has allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $97,800 of in-process R&D valued using a discount rate of 14.0%. The portion of the purchase price allocated to in-process research and development ("in-process R&D") projects that did not have a future alternative use and to which technological feasibility had not been established totaled $97,800 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

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
                                                              ========

     In April 1997, Group's stockholders and certain of its affiliates formed Chips Holding, Inc., to acquire Interconnection Systems (Holdings) Limited ("ISL"), a manufacturer of rigid PCBs located in the U.K. On April 21, 1997, Chips Holdings, Inc. acquired ISL for $437,500 plus $8,953 of acquisition fees and expenses (the "ISL Acquisition"). The purchase price consisted entirely of notes payable to the former stockholders of ISL. In connection with the transaction, the stockholders of Group invested $140,000 of equity capital in Chips Holdings, Inc. On June 6, 1997, Chips Holdings, Inc. merged with the Group and the subsidiaries of Chips Holdings, Inc., including ISL, became subsidiaries of the Company and certain of its subsidiaries (the "Chips Merger") in consideration for the issuance to the Group's stockholders and certain of its affiliates of 23,333,333 shares of Group common stock valued at $140,000. Group assumed the $437,500 of notes payable which were incurred by Chips Holdings, Inc. (the "Chips Loan Notes") to finance the ISL Acquisition (see Note 9).

     The ISL Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a significant portion of the purchase price, as described below, to intangible assets, including approximately $196,700 of in-process R&D valued using a discount rate of 14.0%. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use and to which technological feasibility had not been established totaled $196,700 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technology, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     The Chips Merger was accounted for as a transfer of assets among companies under common control and was recorded at Chips Holdings, Inc.'s historical cost. In the Chips Merger, ISL and its subsidiaries became wholly owned subsidiaries of the Company, and as such, the Company will account for the acquisition of ISL as of the acquisition by Chips Holdings, Inc. and the results of operations of ISL since the acquisition by Chips Holdings, Inc. are included in the results of operations of the Company.

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
                                                               =========

     Forward's and ISL's (the "1997 Acquisitions") in-process R&D value was comprised of numerous research and development projects that were anticipated to reach completion during 1998 and 1999. At the acquisition date, research and development projects ranged in completion from 10% to 90% complete and total continuing research and development commitments to complete the projects were expected to be approximately $5,900. These estimates were subject to change, given the uncertainties of the development process, and no assurance was given that deviations from these estimates would not occur. The 1999 revenue derived from the in-process R&D projects from the 1997 Acquisitions were significantly lower than anticipated.

     In connection with the acquisition of Forward and ISL the Company's management assessed and evaluated the operations, employment levels and overall strategic fit of each facility acquired. As a result of this assessment and finalization of its plans, the Company recorded certain plant shutdown, downsizing and consolidation accruals as part of the purchase price allocations related to the 1997 Acquisitions.

     Accruals were established primarily to cover costs associated with the closure of the Selkirk and Galashiels, Scotland facilities and to cover costs associated with the closure of the Manchester, Rugby and Telford, England facilities, each of which was acquired in the Forward Acquisition, and the related severance of approximately 1,600 employees. The accruals cover shutdown costs from the period of the plant closure to the date of disposal, including personnel and severance related costs, lease commitment costs, equipment removal and disposal costs, cleanup and restoration costs and idle plant costs.

     As of December 31, 1999, plant shutdown and downsizing actions related to the 1997 Acquisitions had resulted in the termination of approximately 1,150 employees.

     Due to changes in circumstances, the original plan to close the Telford, England facility was not executed. Therefore, the accrual established for this plan of $3,920 was reversed against goodwill during 1999.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Details of accrued liabilities related to the 1997 Acquisitions follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                        1997       1998        1999
                                                       ------    --------    --------
Balance, beginning of year...........................  $   --    $  8,863    $ 35,046
Provisions (Reversals):
  Personnel and severance costs......................   4,000      22,115      (1,324)
  Equipment removal and disposal.....................   3,300       7,357      (1,685)
  Idle plant costs...................................      --       5,715        (695)
  Cleanup and restoration............................   1,000       3,519        (120)
  Lease commitment costs.............................     563       1,906         (96)
                                                       ------    --------    --------
          Total......................................   8,863      49,475      31,126
                                                       ------    --------    --------
Costs incurred:
  Personnel and severance costs......................      --      (9,979)    (10,992)
  Equipment removal and disposal.....................      --      (1,638)     (5,420)
  Idle plant costs...................................      --        (371)     (1,178)
  Cleanup and restoration............................      --      (2,441)     (1,131)
  Lease commitment costs.............................      --          --        (494)
                                                       ------    --------    --------
          Total......................................      --     (14,429)    (19,215)
                                                       ------    --------    --------
Translation..........................................      --          --      (1,226)
                                                       ------    --------    --------
Balance, end of year.................................  $8,863    $ 35,046    $ 10,685
                                                       ======    ========    ========

     All costs incurred related to the plant closure and downsizing accruals for the 1997 Acquisitions were cash charges except for $2,783 which related to non-cash charges for the disposition of certain assets. Of the remaining $10,685, approximately $3,200 relates to deferred severance, settlement of benefits and related legal costs. Approximately, $7,400 is expected to be used in 2000 for remaining shutdown activities including disposition of the idle Rugby, England and Galashiels, Scotland facilities, final removal of equipment from the sites and settlement of the lease of the Rugby site.

     1998 ACQUISITIONS

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

     The Mommers Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process R&D valued using a discount rate of 13.0%. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use and to which technological feasibility had not been established totaled $5,300 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce, and customer list. These intangibles are

                        VIASYSTEMS, INC. & SUBSIDIARIES
being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

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
                                                               ========

     Mommers in-process R&D value was comprised of several research and development projects which were scheduled to reach completion beginning in 1999. At the acquisition date, research and development projects ranged in completion from 10% to 90% complete. As of December 31, 1999, the Mommers in-process R&D projects were completed. These projects will require maintenance research and development which are not expected to represent significant costs in 2000 and beyond.

     In March 1998, the Company acquired all the outstanding shares of Zincocelere S.p.A. ("Zincocelere"), a PCB manufacturer located in northern Italy and specializing in the production of high-volume medium- to high-complexity PCBs, for a cash purchase price of approximately $85,012, plus assumed obligations (the "Zincocelere Acquisition").

     The Zincocelere Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process R&D valued using a discount rate of 13.0%. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use and to which technological feasibility had not been established totaled $14,800 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce, and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

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
                                                               ========

     Zincocelere's in-process R&D value was comprised of numerous research and development projects which were scheduled to reach completion during 1999 and 2000. At the acquisition date, research and development projects ranged in completion from 10% to 90%. As of December 31, 1999, Zincocelere's in-

                        VIASYSTEMS, INC. & SUBSIDIARIES
process R&D projects were substantially completed. These projects will require maintenance research and development which are not expected to represent significant costs in 2000 and beyond.

     The Mommers and Zincocelere Acquisitions were funded by a February 1998 offering of $100,000 of 9 3/4% Series B Senior Subordinated Notes due 2007, a $70,000 term loan (see Note 9), and an additional equity contribution of $50,000.

     Mommers' and Zincocelere's (the "1998 Acquisitions") in-process R&D value was comprised of numerous research and development projects which were scheduled to reach completion during periods ranging from 1999 through 2001. These projects will include the introduction of important new technology that will, if successful, enable the advancement of the 1998 Acquisitions' PCB product line. At the acquisition date, research and development projects ranged in completion from 10% to 90% complete and total continuing research and development commitments to complete the projects were expected to be approximately $15,000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

     The Company incurred significant charges in 1997 and 1998 related to purchased in-process R&D costs. A portion of the purchase price for acquisitions was attributed to the value of in-process R&D projects and was expensed in accordance with Statement of Accounting Standards No. 2, "Accounting for Research and Development Costs." The Company believes its accounting for purchased in-process R&D was made in accordance with generally accepted accounting principles and valuation practices at the time of the related acquisitions.

     In connection with the acquisitions of Mommers and Zincocelere the Company's management assessed and evaluated the operations, employment levels and overall strategic fit of each facility acquired. As a result of this assessment and finalization of its plans, the Company recorded certain downsizing and consolidation accruals as part of the purchase price allocations related to the 1998 Acquisitions.

     Accruals were established primarily to cover costs associated with downsizing employment levels of the Echt, Netherlands facility by 150 employees and costs associated with eliminating approximately 175 redundant administrative functions related to the 1998 Acquisitions. The accruals cover costs associated with downsizing, including personnel and severance related costs, lease commitment costs and equipment removal and disposal costs.

     As of December 31, 1999 plant downsizing actions related to the 1998 Acquisitions had resulted in the termination of approximately 90 employees.

     Due to changes in circumstances, the original plan to eliminate approximately 175 redundant administrative functions related to the 1998 Acquisitions was not executed. Therefore the accrual established for this plan of $8,000 was reversed against goodwill during 1999.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Details of accrued liabilities related to the 1998 Acquisitions follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Balance, beginning of year..................................  $    --    $ 9,336
Provisions (Reversals):
  Personnel and severance costs.............................   10,465     (7,000)
  Equipment removal and disposal............................      533         --
  Lease commitment costs....................................    1,000     (1,000)
                                                              -------    -------
          Total.............................................   11,998      1,336
Costs incurred:
  Personnel and severance costs.............................   (2,662)      (340)
  Equipment removal and disposal............................       --         --
  Lease commitment costs....................................       --         --
                                                              -------    -------
          Total.............................................   (2,662)      (340)
                                                              -------    -------
Translation.................................................       --         --
                                                              -------    -------
Balance, end of year........................................  $ 9,336    $   996
                                                              =======    =======

     All costs incurred related to the downsizing plan have been cash charges. Of the $996 remaining accruals at December 31, 1999, approximately $460 will be used during 2000 to cover continuing severance and related legal costs associated with the downsizing, with the remainder to cover equipment removal and disposition cost upon the final disposition of certain equipment.

     1999 ACQUISITIONS

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

     The Kalex Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process R&D using a discount rate of 25.0%. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use totaled $17,600 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     Kalex's in-process R&D value was comprised of numerous projects which were scheduled to reach completion during periods ranging from October 1999 through September 2000. At the acquisition date, research and development projects ranged from 65% to 80% complete and total continuing research and development commitments to complete the projects are expected to be approximately $2,400. As of December 31, 1999, one of the projects was completed and the others were 65% to 80% complete. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of the companies' internal cash flows, Viasystems will likely provide a substantial amount of

                        VIASYSTEMS, INC. & SUBSIDIARIES
funding to complete the company's programs. Remaining development efforts for the in-process research and development programs are complex and include the development of next-generation technological solutions.

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

     Kalex's manufacturing facilities are located in the People's Republic of China. Manufacturing in the People's Republic of China entails political and economic risks, including political instability, expropriation and currency controls and fluctuations.

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets..............................................  $ 55,060
Property, plant and equipment...............................    98,326
Acquired intangibles........................................    89,400
In-process R&D..............................................    17,600
Goodwill....................................................    91,123
Other non-current assets....................................       112
Current liabilities.........................................   (39,410)
Non-current liabilities.....................................    (2,343)
                                                              --------
          Total.............................................  $309,868
                                                              ========

     The Kalex Acquisition was funded with (i) and additional equity contribution of $200,000 and (ii) a portion of a $291,000 term loan borrowing under the Company's senior secured credit facility (see Note 9).

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the year ended December 31, 1998 and 1999, as though the Kalex Acquisition and the related financing and equity contribution had occurred at January 1, 1998 and January 1, 1999, respectively. In preparing this data, the financial data of Kalex for the year ended March 31, 1998 has been translated at an exchange rate of Hong Kong Dollars ("HK$")7.7490 = U.S.$1.00. The financial data of Kalex for the period prior to acquisition by the Company from January through July 1999 has been translated at an exchange rate

                        VIASYSTEMS, INC. & SUBSIDIARIES
of HK$7.7536 = U.S.$1.00. These exchange rates represent the average rates in effect for the respective periods.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Net sales...................................................  $1,205,032   $1,194,540
Net loss....................................................     (98,991)    (732,291)

     In April 1999, the Company acquired all of the outstanding shares of PAGG Corporation ("PAGG") located in Milford, Massachusetts, for a cash purchase price of approximately $9,300 plus the issuance of 273,224 shares of the Group's $0.01 per share common stock valued at $2,000 and the issuance of 136,645 warrants to purchase Group's common stock with an exercise price of $10.50 expiring in 2004. Using the Black Scholes method, at the date of issuance, the warrants have no value. PAGG operates multiple surface mount production lines for printed circuit board and backplane assembly and has full box build capabilities. The acquisition was accounted for as a purchase and, accordingly, the results of operations of PAGG since acquisition are included in the results of operations of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company is a leading provider of electronic manufacturing services, with facilities located in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Italy, Sweden, China and Puerto Rico. The Company's customers include a diverse base of manufacturers in the telecommunications, computer and automotive industries throughout North America and Europe.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

                        VIASYSTEMS, INC. & SUBSIDIARIES

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

     INCOME TAXES

     The Company accounts for certain items of income and expense in different periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

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

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses the recoverability of its long-lived assets (including intangible assets) based on their current and anticipated future undiscounted cash flows. In addition, the Company's policy for the recognition and measurement of any impairment of long-lived assets is to assess the current and anticipated future cash flows associated with the impaired asset. An impairment occurs when the cash flows (excluding interest) do not exceed the carrying amount of the asset. The amount of the impairment loss is the difference between the carrying amount of the asset and its estimated fair value.

     REVENUE RECOGNITION

     Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when goods are taken into production by the customer.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     ENVIRONMENTAL LIABILITIES AND EXPENDITURES

     Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted. Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or mitigate or prevent contamination from future operations, in which event they are capitalized.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of the Senior Subordinated Notes due 2007 and the Series B Senior Subordinated Notes due 2007 was $372,000 and $93,000, respectively, at December 31, 1998 and was $220,000 and $55,000, respectively, at December 31, 1999. The Company has estimated this fair value data by using current market data. The fair market values of the other financial instruments included in the consolidated financial statements approximate the carrying values of those instruments.

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

     NEW ACCOUNTING PRONOUNCEMENTS ADOPTED IN 1999

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 in fiscal year 1999 and reported the write off of the net book value of start-up costs as of January 1, 1999, of $16,942 (net of income tax benefit of $5,647) as a cumulative effect of a change in accounting principle.

                        VIASYSTEMS, INC. & SUBSIDIARIES

3. IMPAIRMENT LOSS

     The Company has assessed the carrying value of long-lived assets, including goodwill and other acquired intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on current business enterprise values using common appraisal methods, the assessment has identified impairment of long-lived assets acquired from the Forward, ISL and Zincocelere acquisitions. The calculated business enterprise values determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted due to significant changes in the markets served by the acquisitions that were not anticipated at the time of each acquisition, most significantly a significant decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing has resulted in a significant decline in profitability that is not expected to return in the near term.

     In the fourth quarter of fiscal year 1999, the Company recorded a non-cash impairment loss of $468,389 related to the write down of $206,335 related to goodwill, $65,877 related to developed technologies, $847 related to customer lists and $195,330 related to machinery and equipment used in the production of printed circuit boards of the three groups of assets.

4. SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash paid for interest for the years ended December 31, 1997, 1998 and 1999, was $59,956, $91,068 and $102,343, respectively. Cash paid for income taxes for the years ended December 31, 1997 and 1998 was $4,742 and $20,951, respectively. For the year ended December 31, 1999 net cash received for income tax refunds was $2,701.

     The purchase of the shares of Forward Group was partially funded through the issuance of approximately $24,420 of notes payable to Forward Group's former shareholders. The purchase of shares of ISL was entirely funded through the issuance of approximately $437,500 of loan notes.

     In 1997, the Company received a capital contribution of $118,250 from Group when Group transferred $118,250 in cash to Bisto Funding, Inc. The cash transfer was recorded as a capital contribution and a reduction of the carrying amount of the notes payable to the former shareholders of Interconnection Systems (Holdings) Limited (see Note 1). The notes payable recorded by the Company are net of the $118,250 as Bisto Funding, Inc. is contractually obligated to pay such amount to the note holders in the event the notes payable are redeemed (see
Note 9).

                        VIASYSTEMS, INC. & SUBSIDIARIES

5. INVENTORIES

     The composition of inventories is as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Raw materials...............................................  $ 48,497    $ 47,114
Work in process.............................................    39,688      38,688
Finished goods..............................................    42,476      70,016
                                                              --------    --------
          Total.............................................  $130,661    $155,818
                                                              ========    ========

6. INTANGIBLE ASSETS

     The composition of intangible assets is as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
Developed technologies......................................  $ 139,220    $  51,670
Assembled workforce.........................................     33,907       21,269
Customer list...............................................     55,300       82,072
Goodwill....................................................    320,347      169,713
                                                              ---------    ---------
                                                                548,774      324,724
Less: Accumulated amortization..............................   (127,027)     (63,426)
                                                              ---------    ---------
      Total.................................................  $ 421,747    $ 261,298
                                                              =========    =========

7. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
Land and buildings..........................................  $ 107,563    $ 183,212
Machinery, equipment, systems and other.....................    471,214      488,611
Construction in progress....................................    132,037       31,860
Leasehold improvements......................................      7,496       13,173
                                                              ---------    ---------
                                                                718,310      716,856
Less: Accumulated depreciation..............................   (138,106)    (254,590)
                                                              ---------    ---------
      Total.................................................  $ 580,204    $ 462,266
                                                              =========    =========

                        VIASYSTEMS, INC. & SUBSIDIARIES

8. ACCRUED AND OTHER LIABILITIES

     The composition of accrued and other liabilities is as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Accrued payroll and related costs...........................  $ 30,596    $ 29,196
Accrued capital expenditures................................    13,040      17,026
Plant shutdown, downsizing and consolidation accruals.......    44,382      11,680
Accrued interest............................................     7,270      16,156
Accrued and other liabilities...............................    46,112      47,417
                                                              --------    --------
          Total.............................................  $141,400    $121,475
                                                              ========    ========

9. LONG-TERM OBLIGATIONS

     The composition of long-term obligations is as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Credit Agreements:
  Term Facilities...........................................  $  175,438    $  347,666
  Revolvers.................................................     117,244       183,187
Senior Subordinated Notes Due 2007..........................     400,000       400,000
Series B Senior Subordinated Notes Due 2007.................     100,000       100,000
Series B Senior Subordinated Notes Due 2007, Premium........       4,211         3,865
Chips Loan Notes Liability..................................     285,312       285,312
Capital lease obligations (see Note 10).....................      22,166         8,051
Other.......................................................      30,124        34,131
                                                              ----------    ----------
                                                               1,134,495     1,362,212
          Less current maturities...........................     (54,534)      (27,663)
                                                              ----------    ----------
                                                              $1,079,961    $1,334,549
                                                              ==========    ==========

     The schedule of principal payments for long-term obligations at December 31, 1999 is as follows:

2000........................................................   $   27,663
2001........................................................       48,844
2002........................................................      156,936
2003........................................................      239,611
2004........................................................       75,647
Thereafter..................................................      813,511
                                                               ----------
                                                               $1,362,212
                                                               ==========

     THIRD AMENDED AND RESTATED CREDIT AGREEMENT

     In connection with the Kalex Acquisition, the Company, Group as guarantor, and Viasystems and certain of its subsidiaries, as borrowers, entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with terms substantially similar to the Second Amended and Restated Credit Agreement. The Credit Agreement was amended to, among other things, establish an additional $291,000 term loan facility (the "New Tranche C Term Loan"), repay $10,125 outstanding under the Chips Term Loans and to cash collateralize future amounts due under the Chips Term Loans by approximately $89,875.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The Credit Agreement provides for (i) a term loan facility (the "U.S. Term Loan") and a $175,000 revolving credit facility (the "U.S. Revolving Loan" and together with the U.S. Term Loan, the "U.S. Loans"); (ii) a U.S. $25,000 revolving credit facility (the "Canadian Revolving Loan"), (iii) a L32,000 revolving credit facility (the "English Revolving Loan") and a L27,600 revolving credit facility (the "Chips Revolving Loan", and together with the Forward Group Revolving Loan, the "U.K. Revolving Loans", and together with the U.S. Revolving Loan and the Canadian Revolving Loan, the "Revolving Loans") and (iv) U.S.$346,463 Letter of Credit Facility in respect of the Chips Loan Notes comprised of (a) a U.S.$319,250 term loan facility ("the Chips Term Loan" and together with the U.S. Term Loan, the "Term Loans") in respect of the principal portion of the Chips Loan Notes and (b) a U.S.$27,213 facility in respect of interest on the Chips Loan Notes. The Chips Term Loan is an unfunded term loan facility that may be drawn upon by the Company so that it may satisfy the Chips Loan Notes Liability. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of the Company and its subsidiaries.

     The U.S. Term Loan consists of three tranches: (i) $55,000 of tranche B term loans (the "Tranche B Loan"), (ii) $33,000 of tranche C term loans (the "Tranche C Loan"), (iii) $70,000 of Addition Term Loan, (iv) $291,000 New Tranche C Term Loan. The Tranche B Loan amortizes semiannually over eight years, the Tranche C Loan is payable $1,500 on December 31, 2004 and $31,500 on June 30, 2005, and the Additional Term Loan amortizes semiannually over 6.5 years. The New Tranche C Term Loan and the Chips Term Loan amortize semi-annually over six years.

     At December 31, 1998, the Company had approximately $161,200 of available borrowing capacity under the Revolving Loans, of which, approximately $59,900 was available solely for future acquisitions. At December 31, 1999, the Company had approximately $77,830 of available borrowing capacity under the Revolving Loans.

     The U.S. Loans bear interest, at the Company's election, at either: (i) the Eurocurrency Base Rate plus (a) 2.75% (2.5% at December 31, 1999) in the case of the Chips Term Loan and U.S. Revolving Loan, (b) 3.25% (2.75% at December 31,
1999) in the case of the Additional Term Loan, (c) 3.25% (3.0% at December 31,
1999) in the case of Tranche B Loan, or (d) 3.75% (3.5% at December 31, 1999) in the case of Tranche C Loan and the New Tranche C Term Loan; or (ii) the Alternate Base Rate plus (a) 1.75% (1.5% at December 31, 1999) in the case of the Chips Term Loan or U.S. Revolving Loan, (b) 2.25% (1.75% at December 31,
1999) in the case of the Additional Term Loan, (c) 2.25% (2.0% at December 31,
1999) in the case of Tranche B Loan, or (d) 2.75% (2.5% at December 31, 1999) in the case of Tranche C Loan and the new Tranche C Term Loan. The Alternate Base Rate is the highest of The Chase Manhattan Bank's Prime Rate, the Three-Month Secondary CD Rate (as defined therein) plus 1.0%, and the Federal Funds Effective Rate (as defined therein) plus 0.5%. The Canadian Revolving Loan denominated in U.S. dollars bears interest, at Circo Craft's election, at either
(i) the Eurocurrency Base Rate plus 2.75% (2.5% at December 31, 1999) or (ii) the Canadian Alternate Base Rate plus 1.75% (1.5% at December 31, 1999). The Canadian Revolving Loan denominated in Canadian Dollars bears interest, at Circo Craft's election either (i) the Canadian Bankers Acceptance Discount Rate plus 2.75% (2.5% at December 31, 1999) or (ii) the Canadian Prime Rate plus 1.75% (1.5% at December 31, 1999). The Canadian Alternate Base Rate is equal to the higher of Canadian Agent's prime rate or the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%. The U.K. Revolving Loans and any Chips Term Loans converted to pounds sterling bear interest at the Eurocurrency Base Rate plus 2.75% (2.5% at December 31, 1999). At December 31, 1998 and 1999 the weighted average interest rate on outstanding borrowings under the Credit Agreement was 8.0% and 8.5%, respectively.

     The Company pays a per annum fee equal to the applicable margin on Revolving Loans which bear interest at the Eurocurrency Base Rate, of the average daily face amount of outstanding letters of credit, other than with respect to the Chips Letter of Credit, which fee is equal to the applicable margin on the Chips Term

                        VIASYSTEMS, INC. & SUBSIDIARIES

Loan bearing interest at the Eurocurrency Base Rate. The Company pays a Commitment Fee equal to 0.5% on the undrawn portion of the commitments in respect of Revolving Loans and a Facility Fee equal to 0.5% on the Canadian revolving credit commitment.

     The Credit Agreement restricts the Company from, among other things: (i) incurring additional indebtedness (other than permitted indebtedness); (ii) creating liens; (iii) disposing of assets; (iv) guaranteeing indebtedness; (v) merging or selling substantially all of its assets; (vi) declaring and paying certain dividends; (vii) making certain investments and loans; and (viii) entering into certain transactions with affiliates, in each case with certain exceptions customary for credit facilities such as the Amended Senior Credit Facilities. In addition, the Credit Agreement contains financial covenants which require the Company to maintain certain financial ratios and limit the Company's amount of capital expenditures.

     SENIOR SUBORDINATED NOTES AND SERIES B SENIOR SUBORDINATED NOTES

     In June 1997, Viasystems completed an offering (the "1997 Offering") of $400,000 of 9 3/4% Senior Subordinated Notes due 2007 (the "1997 Notes"). In February 1998, the Company completed the offering of an additional $100,000 of 9 3/4% Senior Subordinated Notes due 2007 at a price of 104.5% (the "1998 Notes" and together with the 1997 Notes, the "2007 Notes"). As a condition of the offering of the 1998 Notes, Hicks Muse contributed an additional $50,000 of equity to the Company.

     Interest on the 2007 Notes is due semiannually. The 2007 Notes may not be redeemed prior to June 1, 2002, except in the event of a Change of Control (as defined) or an Initial Public Offering (as defined) and at premium (as defined in the Indenture). The 2007 Notes are redeemable, at the Company's option, at the redemption prices of 104.875% at June 1, 2002, and at decreasing prices to 100% at June 1, 2005, and thereafter, plus accrued interest. In addition, prior to June 1, 2001, the Company may redeem, within specified guidelines, up to $175,000 of the 2007 Notes with proceeds of one or more Equity Offerings (as defined) by Viasystems, Inc. or the Company at a redemption price of 109.75% plus accrued interest.

     CHIPS LOAN NOTES LIABILITY

     In June 1997 and pursuant to the Chips Merger, Group assumed the $437,500 of Chips Loan Notes, and then entered into a reimbursement obligation which requires it to pay a portion of the Chips Loan Notes in the event such notes are called. The Chips Loan Notes mature on March 31, 2003 and bear interest, payable quarterly, at approximately 6.22% per annum through April 1, 1998, with variable rate thereafter discounted from the U.S. prime rate. The Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998. The Chips Loan Notes are collateralized by letters of credit which are in turn collateralized in part by a fully cash collateralized $118,250 reimbursement obligation of Bisto Funding, Inc., a special purpose entity established as a subsidiary of the Viasystems in connection with the acquisition of ISL, with the remainder, including interest on the Chips Loan Notes for one year, collateralized by a reimbursement obligation of the Company (the "Chips Reimbursement Obligation"). As such, the Company's liability for principal under the Chips Loan Notes represents $319,250 (the "Chips Loan Notes Liability"), or the amount achieved by netting the $118,250 of cash collateral held by Bisto Funding, Inc. against the $437,500 of Chips Loan Notes. To the extent the interest income earned by Bisto Funding, Inc. on the $118,250 of cash it holds is insufficient to fund interest on $118,250 of the principal amount of the Chips Loan Notes, the Company will be required pursuant to the terms of the Chips Reimbursement Obligation to fund any such shortfall. Upon redemption of the Chips Loan Notes, the first $118,250 of principal payments will be paid by Bisto Funding, Inc. and the remainder will be funded by the Company in accordance with the Chips Reimbursement Obligation. Although the Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998, the Chips Loan Notes have not been classified as current at December 31, 1998 and 1999, since the Company has in place a facility to replace the Chips Loan Notes in the event they are called.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     In April 1998 the holders of the Chips Loan Notes redeemed $152,200 of the Chips Loan Notes. As such, $118,300 of cash held by Bisto Funding, Inc. was paid to the holders of the Chips Loan Notes. The Company borrowed $33,900 of the available Chips Term Loan to fund its portion of the payment of the Chips Loan Notes.

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

10. COMMITMENTS

     The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant, and equipment as of December 31, 1998 and 1999, was $59,134 and $38,741, respectively, of cost basis and $28,067 and $23,116, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases $3,005, $3,209 and $3,861 for the years ended December 31, 1997, 1998 and 1999, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

YEAR ENDING
DECEMBER 31,                                                  CAPITAL   OPERATING
------------                                                  -------   ---------
   2000.....................................................  $ 6,737    $ 4,195
   2001.....................................................    1,532      3,664
   2002.....................................................       14      2,530
   2003.....................................................        7      1,714
   2004.....................................................        6      1,511
   Thereafter...............................................        3      2,834
                                                              -------    -------
          Total.............................................    8,299    $16,448
                                                                         =======
   Less: Amounts representing interest......................     (248)
                                                              -------
          Capital lease obligation (see Note 9).............  $ 8,051
                                                              =======

11. OTHER NONCURRENT LIABILITIES

     Included in other noncurrent liabilities are liabilities for monitoring and oversight fees to Hicks, Muse & Co. Partners L.P. ("Hicks Muse"), a shareholder and affiliate of the Company, (see Note 20) and deferred income related to reimbursement agreements with two governmental agencies in the U.K. (the "U.K. Agreements"). Pursuant to the U.K. Agreements, the agencies have provided funds totaling approximately $27,200 as of December 31, 1999. Funds received by the Company under the U.K. Agreements are not subject to repayment, provided that the Company meets certain employment and capital expenditure requirements at its manufacturing facilities. For the year ended March 31, 1999 the cumulative minimum employment requirements were 1,350 employees and the capital expenditure requirements were L27,000. For the year ended March 31, 2000, the cumulative minimum employment requirements were 1,425 employees and the capital expenditure requirements were L245,000. As the Company has met and management believes that it will continue to meet these requirements, the Company is recognizing the amounts to be received under the U.K. Agreements as a reduction of cost of sales over the life of the U.K. Reimbursement Agreements and, as such, recognized a reduction of cost of sales of approximately $3,134, $3,147 and $3,042 during the years

                        VIASYSTEMS, INC. & SUBSIDIARIES
ended December 31, 1997, 1998 and 1999, respectively. In the event the Company failed to achieve the cumulative minimum employment requirements and capital expenditure requirements in the future, the agencies could require the full amount of such funds to be repaid. However, since the Company has already surpassed the employment requirements and the capital expenditure requirements for the full term of the agreements, the Company believes it unlikely that such funds would be required to be repaid.

12. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following:

                                                         1997       1998       1999
                                                       --------   --------   --------
Current:
  Federal............................................  $  3,990   $ 13,286   $     --
  State..............................................       920        279         --
  Foreign............................................    18,631     (5,772)     4,269
                                                       --------   --------   --------
                                                         23,541      7,793      4,269
                                                       --------   --------   --------
Deferred:
  Federal............................................    (2,195)    (2,552)        --
  State..............................................      (507)       (35)        --
  Foreign............................................   (12,407)   (12,540)   (32,558)
                                                       --------   --------   --------
                                                        (15,109)   (15,127)   (32,558)
                                                       --------   --------   --------
                                                       $  8,432   $ (7,334)  $(28,289)
                                                       ========   ========   ========

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                       1997        1998       1999
                                                     ---------   --------   ---------
U.S. Federal statutory rate........................  $(108,941)  $(33,430)  $(258,191)
Loss on investment in foreign subsidiaries.........         --         --    (130,931)
Amortization of goodwill and write-off of acquired
  in-process research and development costs........    103,077     17,114      77,309
Change in the valuation allowance for deferred
  tax assets.......................................         --         --     244,255
Federal taxes on undistributed foreign earnings
  (loss)...........................................      6,634         --      (4,203)
Equity in earnings of affiliates not taxable due to
  dividends received deduction.....................         --         --      (1,400)
State taxes net of federal benefit.................      1,124        244      (1,956)
Foreign income and withholding taxes in excess of
  U.S. statutory rate..............................      6,456      7,587       8,055
Non-cash compensation expense charge...............         --      1,189      38,525
Other..............................................         82        (38)        248
                                                     ---------   --------   ---------
                                                     $   8,432   $ (7,334)  $ (28,289)
                                                     =========   ========   =========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
Deferred tax assets:
  Fixed assets..............................................    $     --       $ 38,180
  Accrued liabilities not yet deductible....................      24,976         19,104
  Net operating loss carryforwards..........................      22,848         87,216
  AMT credit carryforwards..................................       3,594            326
  Capital loss carryforwards................................          --        126,391
  Other.....................................................       3,423          9,799
                                                                --------       --------
                                                                  54,841        281,016
     Valuation allowance....................................          --       (244,255)
                                                                --------       --------
                                                                  54,841         36,761
                                                                --------       --------
Deferred tax liabilities:
  Intangibles...............................................     (39,159)       (11,911)
  Fixed assets..............................................     (34,450)        (8,217)
  Other.....................................................      (3,605)        (3,759)
                                                                --------       --------
                                                                 (77,214)       (23,887)
                                                                --------       --------
          Net deferred tax asset (liability)................    $(22,373)      $ 12,874
                                                                ========       ========

     The current deferred tax assets are included in prepaid expenses and other and the long-term deferred tax assets, consisting of net operating loss carryforwards, are in other assets in the Consolidated Balance Sheets.

     The net change in valuation allowance for the year ended December 31, 1999 was an increase of $244,255. This valuation allowance has been provided for the capital loss carryforward and those net operating loss carryforwards which are estimated to expire before they are utilized. Because the capital loss carryforward period is relatively short, a full valuation allowance has been provided against the deferred tax asset.

     Approximate domestic and foreign income (loss) before income tax provision and extraordinary item are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1998       1999
                                                     ---------   --------   ---------
Domestic..........................................   $   5,307   $ (1,606)  $(185,633)
Foreign...........................................    (316,567)   (93,909)   (552,056)

     As of December 31, 1999 the Company had the following net operating loss carryforwards: $65,222 in the U.S., $46,658 in the U.K., $6,672 in Puerto Rico, $10,844 in the People's Republic of China, $24,996 in the Netherlands, $2,517 in Italy, and $3,041 in Sweden. The U.S. NOL's expire in 2018 through 2019 where the NOLs in the People's Republic of China and Puerto Rico begin to expire in 2000. The other NOLs carryforward indefinitely. The U.S. also has a capital loss carryforward of $360,000 that will expire in 2004. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $18,000 of undistributed earnings of its foreign subsidiaries because the Company does not expect those earnings to reverse and become taxable to the Company in the foreseeable future.

13. CONTINGENCIES

     The Company is subject to various lawsuits and claims with respect to such matters as patents, product development and other actions arising in the normal course of business. In the opinion of the Company's

                        VIASYSTEMS, INC. & SUBSIDIARIES
management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on the Company's financial condition and results of operations and cash flows.

     The Company believes it is in material compliance with applicable environmental laws and regulations and that its environmental controls are adequate to address existing regulatory requirements.

14. BUSINESS SEGMENT INFORMATION

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

     Pertinent financial data by major geographic segments is as follows:

                                                            OPERATING       TOTAL        CAPITAL
                                             NET SALES    INCOME/(LOSS)     ASSETS     EXPENDITURES
                                             ----------   -------------   ----------   ------------
NORTH AMERICA:
  Year ended December 31, 1997.............  $  499,266     $  50,495     $  436,484     $ 42,276
  Year ended December 31, 1998.............     521,920        61,828        509,059       52,350
  Year ended December 31, 1999.............     578,526       (93,573)       521,818       39,441
EUROPE:
  Year ended December 31, 1997.............  $  296,023     $(289,490)    $  632,428     $ 74,887
  Year ended December 31, 1998.............     512,239       (50,494)       945,644       78,011
  Year ended December 31, 1999.............     454,386      (496,239)       362,991       72,704
ASIA:
  Year ended December 31, 1997.............  $       --     $      --     $       --     $     --
  Year ended December 31, 1998.............          --            --             --           --
  Year ended December 31, 1999.............      80,978        (7,684)       327,749       14,711
ELIMINATIONS
  Year ended December 31, 1997.............  $       --     $      --     $       --     $     --
  Year ended December 31, 1998.............      (2,231)           --             --           --
  Year ended December 31, 1999.............     (11,566)           --             --           --
TOTAL:
  Year ended December 31, 1997.............  $  795,289     $(238,995)    $1,068,912     $117,163
  Year ended December 31, 1998.............   1,031,928        11,334      1,454,703      130,361
  Year ended December 31, 1999.............   1,102,324      (597,496)     1,212,558      126,856

     Sales by country of destination are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1997        1998         1999
                                                    --------   ----------   ----------
United States.....................................  $436,728   $  453,583   $  512,816
United Kingdom....................................   138,274      189,103      153,083
Sweden............................................    45,168      105,331       78,898
Canada............................................    54,555       47,880       75,016
Other.............................................   120,564      236,031      282,511
                                                    --------   ----------   ----------
          Total...................................  $795,289   $1,031,928   $1,102,324
                                                    ========   ==========   ==========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Long-lived assets by country are as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1999
                                                              ----------   --------
United States...............................................  $  248,065   $210,886
United Kingdom..............................................     575,171     66,522
China.......................................................          --    264,370
The Netherlands.............................................      66,275     59,156
Italy.......................................................     102,874     47,758
Canada......................................................      84,171    105,279
Other.......................................................      14,036     12,440
                                                              ----------   --------
          Total.............................................  $1,090,592   $766,411
                                                              ==========   ========

15. CONCENTRATION OF BUSINESS

     Sales to one customer were 39%, 32% and 30% of net revenues for the years ended December 31, 1997, 1998 and 1999 respectively. When the Company acquired Lucent's captive printed circuit board facility in December 1996, we entered into a supply agreement with Lucent. Under the terms of the supply agreement, the Company was required to reduce over a two year period the pricing to Lucent. As a result in 1998 and 1999 the Company experienced price reductions under the Lucent contract which exceeded industry wide price decreases. Commencing January 1, 1999 the Company began charging Lucent market pricing as required under the supply agreement.

16. STOCK OPTION PLANS

     On February 4, 1997, the Group adopted the Viasystems Group Inc. 1997 Stock Option Plan (the "Option Plan"), pursuant to which incentive and non-qualified stock options, stock appreciation rights, stock awards, performance awards, and stock units (vesting stock awards) may be issued. A total of 1,401,630 shares of Group's Common Stock will be reserved for issuance under the Option Plan. The terms and vesting periods of the options granted are to be determined by the board of directors. All options granted under the Option Plan to date have ten year terms and vest over five year periods.

     Group has also granted performance options ("the Performance Options") to certain key executives. The Performance Options are exercisable only in the event that certain affiliates of Hicks Muse have, as of the exercise date, realized an overall rate of return of at least 35% per annum, compounded annually, on all equity funds invested by it in Group. In addition, the performance options are exercisable upon the occurrence of certain liquidity events, including an initial public offering of the Group's common stock. The exercise price for the Performance Options is initially equal to $6.00 per share for grants made during 1997 and $7.32 per share for grants made during 1998 and 1999 and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.08. The Performance Options terminate on the tenth anniversary date of the date of grant. Through December 31, 1999, no compensation expense has been measured on the outstanding performance options as achievement of the performance criteria has not been considered probable.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Option Plan which allows compensation expense to be measured using the intrinsic value method. As such, compensation cost is calculated as the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock (i.e., the exercise price). Had compensation cost for the Option Plan and the Performance Options been

                        VIASYSTEMS, INC. & SUBSIDIARIES
determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Financial Accounting Standards No. 123, pro forma net loss for the years ended December 31, 1997, 1998 and 1999, would have been $(327,588), $(88,359) and $(727,601), respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions: (i) no dividend yield;
(ii) risk free interest rate of 5.5%; (iii) expected life of 5 years; and (iv) volatility factor of 60%.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts of compensation costs. Additional awards in future years are anticipated.

     Changes in the status of the Option Plan are summarized below:

                                                WEIGHTED                       WEIGHTED
                                                AVERAGE                        AVERAGE
                                             EXERCISE PRICE     OPTIONS     EXERCISE PRICE    OPTIONS
                                               PER SHARE      OUTSTANDING     PER SHARE        VESTED
                                             --------------   -----------   --------------   ----------
December 31, 1996..........................      $  --                --        $  --                --
  Granted..................................       6.00           871,667           --                --
  Vested...................................       6.00                --         6.00            33,333
  Forfeited................................       6.00            (4,166)          --                --
                                                              ----------                     ----------
December 31, 1997..........................       6.00           867,501         6.00            33,333
  Granted..................................       7.32           514,167           --                --
  Vested...................................       6.00                --         6.00           121,000
  Forfeited................................       6.12          (253,333)          --                --
  Exercised................................       6.00            (2,500)        6.00            (2,500)
                                                              ----------                     ----------
December 31, 1998..........................       6.60         1,125,835         6.00           151,833
  Granted..................................       7.32         1,521,665           --                --
  Vested...................................                           --         6.49           203,500
  Forfeited................................       7.23          (209,667)          --                --
  Exercised................................       6.30            (7,500)        6.30            (7,500)
                                                              ----------                     ----------
December 31, 1999..........................      $6.99         2,430,333        $6.30           347,833

     Changes in the status of the Performance Options are summarized below:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                              EXERCISE PRICE     OPTIONS     OPTIONS
                                                                PER SHARE      OUTSTANDING   VESTED
                                                              --------------   -----------   -------
August 28, 1996 (inception).................................      $6.00                --      --
  Granted...................................................       6.00           180,865      --
                                                                               ----------      --
December 31, 1996...........................................       6.00           180,865      --
  Granted...................................................       6.00         1,356,484      --
  Vested....................................................         --                --      --
  Forfeited.................................................         --                --      --
                                                                               ----------      --
December 31, 1997...........................................       6.00         1,537,349      --
  Granted...................................................       7.32           277,220      --
  Vested....................................................         --                --
  Forfeited.................................................                                   --
                                                                               ----------      --
December 31, 1998...........................................       6.66         1,814,569      --
  Granted...................................................       7.32           988,328      --
  Vested....................................................         --                --      --
  Forfeited.................................................         --                --      --
  Exercised.................................................         --                --      --
                                                                               ----------      --
December 31, 1999...........................................      $7.26         2,802,897      --
                                                                  =====        ==========      ==

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The weighted average grant-date fair value of options granted during 1997, 1998 and 1999 was $1.38, $1.74 and $1.74 per share, respectively. All options outstanding under the Option Plan at December 31, 1999, have exercise prices between $6.00 and $7.32 per share and have weighted average remaining contractual lives of between 9 and 10 years.

     Of the Performance Options outstanding at December 31, 1999, 180,865, 1,356,484, 1,537,349 and 1,814,569 have exercise prices of $7.56, $7.02, $7.92 and $7.32, respectively, and have a weighted average remaining contractual life of approximately 9 years.

     The Class A and Class A Series II common stock of Group may be converted into shares of common stock at the option of the holder at any time. In addition, the Class A and Class A Series II common stock may be converted into common stock by Group at the option of Group upon the occurrence of a triggering event (as defined) or automatically on September 30, 2006 for Class A common stock and April 30, 2006 for Class A Series II common stock. Such conversion is based on a formula set forth in Group's Certificate of Incorporation. During the years ended December 31, 1997, 1998 and 1999, the Company recorded non-cash compensation expense charges of $--, $3,398 and $110,070, respectively, which reflect the difference between the cost of the Class A and Class A Series II common stock and the value of the defined conversion feature at those dates.

17. RETIREMENT PLANS

     The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company contributes 1% of employees salaries to the Plan and matches a percentage of the employees' deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Plan at the end of each year. The Company's contributions to the Plan were $807, $1,450 and $2,375 for the years ended December 31, 1997, 1998 and 1999, respectively.

     The Company and its subsidiaries have two defined benefit pension plans covering certain groups of employees in foreign countries. The benefits are based on years of services and final average salary. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined.

     Components of net pension expense are as follows:

                                                           1997      1998      1999
                                                          -------   -------   -------
Service cost (present value of benefits earned in the
  year).................................................  $ 1,821   $ 2,896   $ 2,301
Interest cost on the projected benefit obligation.......    2,699     3,741     3,421
Expected return on assets...............................   (6,970)   (4,872)   (4,780)
Net amortization and deferral...........................    4,016        --        90
                                                          -------   -------   -------
Net periodic pension costs..............................  $ 1,566   $ 1,765   $ 1,032
                                                          =======   =======   =======

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The following table sets forth a reconciliation of the projected benefit obligation:

                                                           1997      1998      1999
                                                          -------   -------   -------
Projected benefit obligation, beginning of year.........  $    --   $54,469   $66,469
Acquisitions............................................   44,977        --        --
Service cost (present value of benefits earned in the
  year).................................................    1,821     2,896     2,301
Interest cost on the projected benefit obligation.......    2,699     3,741     3,421
Plan participant's contributions........................    1,347     2,031     1,587
Actuarial (gain)/loss...................................    4,165     3,915    (7,691)
Benefits paid...........................................     (540)     (980)   (1,733)
Translation.............................................       --       397    (2,330)
                                                          -------   -------   -------
Projected benefit obligation, end of year...............  $54,469   $66,469   $62,024
                                                          =======   =======   =======

     The following table sets forth a reconciliation of the plan assets:

                                                            1997      1998      1999
                                                           -------   -------   -------
Fair value of plan assets, beginning of year.............  $    --   $53,434   $60,695
Acquisitions.............................................   43,675        --        --
Actual return on plan assets.............................    6,976     2,980     7,464
Employer contributions...................................    1,976     2,841     2,737
Plan participant's contributions.........................    1,347     2,031     1,587
Benefits paid............................................     (540)     (980)   (1,733)
Translation..............................................       --       389    (2,128)
                                                           -------   -------   -------
Fair value of plan assets, end of year...................  $53,434   $60,695   $68,622
                                                           =======   =======   =======

     The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated balance sheet:

                                                               1998      1999
                                                              -------   -------
Projected benefit obligation................................  $66,469   $62,024
Plan assets at fair value, primarily equity and fixed-income
  securities................................................   60,695    68,622
                                                              -------   -------
Plan assets (less than) more than projected benefit
  obligation................................................   (5,774)    6,598
Unrecognized net actuarial loss (gain)......................    5,950    (4,724)
Adjustment required to recognize minimum liability..........   (1,916)   (1,068)
                                                              -------   -------
Net pension (liability) asset...............................  $(1,740)  $   806
                                                              =======   =======

     The principal assumptions used are as follows:

                                                               1997      1998      1999
                                                              PERCENT   PERCENT   PERCENT
                                                              -------   -------   -------
Weighted average discount rates.............................   6.75%     5.50%     5.75%
Long term rate of return on plan assets.....................   8.75%     8.00%     8.00%
Salary Growth...............................................   4.75%     4.25%     3.75%
Pension Increases...........................................   3.00%     2.50%     2.75%

                        VIASYSTEMS, INC. & SUBSIDIARIES

18. RESEARCH AND DEVELOPMENT

     Research, development and engineering expenditures for the creation and application of new products and processes were approximately $10,800, $13,400 and $14,400 for the years ended December 31, 1997, 1998 and 1999, respectively.

19. RELATED PARTY TRANSACTIONS

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement and a Financial Advisory Agreement (together herein defined as the "Agreements") with Hicks Muse (a shareholder and affiliate of the Company) pursuant to which the Company paid Hicks Muse a cash fee of $10,400, $2,463 and $4,684 for the years ended December 31, 1997, 1998 and 1999, respectively, as compensation for financial advisory services. The fees have been allocated to acquisition costs and the debt and equity securities issued in connection with the Acquisitions. The Agreements further provide that the Company shall pay Hicks Muse an annual fee of $1,750 for ten years of monitoring and oversight services, adjusted annually at the end of each fiscal year to an amount equal to .2% of the budgeted consolidated net sales of the Company, but in no event less than $1,750 annually.

     Pursuant to the Chips Merger, the Group assumed the $437,500 of Chips Loan Notes, and the Company entered into a Reimbursement Obligation which requires it to pay a portion of the principal and interest on the Chips Loan Notes in the event such notes are called. In April 1998, the holders of the Chips Loan Notes redeemed $152,188 of the Chips Loan Notes. As such, $118,250 of cash held by Bisto Fundings, Inc. was paid to the holders of the Chips Loan Notes. The remaining $33,938 was paid to the holders of the Chips Loan Notes by the Company. The Company's remaining portion of the Chips Loan Notes at December 31, 1999 is $285,312 (see Note 9).

20. RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its previously issued financial statements for the year ended December 31, 1998. This restatement was made to reflect non-cash compensation expense related to Group's Class A common stock and Class A Series II common stock, which is convertible into Group common stock. The Company also made reclassifications to accumulated deficit and contributed capital to reflect the impact of the non-cash compensation expense. There were no net adjustments to stockholders equity (deficit) for the years reported.

     The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1998
                                                              -------------------
                                                                 AS         AS
                                                              REPORTED   RESTATED
                                                              --------   --------
Loss before income taxes, cumulative effect of a change in
  accounting principle and extraordinary item...............  $(92,117)  $(95,515)
Net loss....................................................  $(84,783)  $(88,181)

     These adjustments are reflected in the Company's accompanying consolidated statements of operations.

21. EXTRAORDINARY ITEM

     During the year ended December 31, 1997, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $7,796, net of income tax benefit of $4,332, related to deferred financing fees incurred on debt retired before maturity.

                        VIASYSTEMS, INC. & SUBSIDIARIES

22. SUBSEQUENT EVENTS

     The Company intends to effect a transfer to the Company's existing stockholders of all of the capital stock of certain businesses ("NewCo") in Europe. NewCo consists primarily of the operations formerly conducted by Forward, Zincocelere, ISL and Viasystems Sweden. In consideration for the transfer, NewCo will deliver notes payable to the Company for approximately $124,000 in the aggregate, which will be classified as a component of shareholders' equity. Any difference at the date of transfer between net book value of NewCo ($(131,449) at December 31, 1999) and $124,000 will be accounted for as a reduction or increase to additional paid in capital. The notes will each have a 10 year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

     The Company has signed a letter of intent to acquire all of the outstanding shares of Wirekraft Industries, Inc., a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks Muse, which manufactures and assembles wire harness products. The purchase price is approximately $210,000 in cash. These transactions are expected to occur immediately prior to the Company's anticipated initial public offering. The Company and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition will be accounted for on an "as if pooling", with the excess purchase price over book value acquired being accounted for as a distribution to the Company's shareholders.

     On February 4, 2000, certain covenants of the Third Amended and Restated Credit Agreement were amended.

     On January 25, 2000, the Company entered into an agreement with Marconi Communications, Inc. to acquire Marconi's network components & services business for $115 million. This business has manufacturing facilities in Europe and China, where it manufactures products designed primarily for telecommunications customers, including Italtel, Lucent, Marconi, Nokia and Siemens.

23. STOCK SPLIT

     On March 23, 2000, in connection with the initial public offering of Group's common stock, Group declared a reverse stock split; Each share of common stock, Class A common stock, and Class A Series II common stock will be converted into 1/6 of a share of each respective class. All share data has been restated in anticipation of the reverse split, except for the par value which remains at $0.01 share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names and positions of the respective directors and executive officers of the Company and, if applicable, such directors' and executive officers' positions with Group. All directors hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified.

NAME                        AGE                        TITLE
----                        ---                        -----
James N. Mills...........   62   Chairman of the Board and Chief Executive Officer
                                 of the Company and Group
Thomas O. Hicks..........   53   Director of the Company and Group
Jack D. Furst............   40   Director of the Company and Group
Richard W. Vieser........   72   Director of the Company and Group
Kenneth F. Yontz.........   55   Director of the Company and Group
Thomas H. O'Brien........   63   Director Nominee of the Company and Group
Alex J. Mandl............   55   Director Nominee of the Company and Group
Timothy L. Conlon........   48   President, Chief Operating Officer and Director of
                                 the Company and Group
David M. Sindelar........   42   Senior Vice President and Chief Financial Officer
                                 of the Company and Group
Barry L. Brigman.........   52   President -- Viasystems Americas of the Company
                                 and Group
Steven S.L. Tang.........   44   President -- Viasystems Asia of the Company and
                                 Group
James G. Powers..........   38   Executive Vice President -- Operations of the
                                 Company and Group
Dominic J. Pileggi.......   48   Executive Vice President -- Sales and Marketing of
                                 the Company and Group
Joseph S. Catanzaro......   47   Senior Vice President -- Finance of the Company
                                 and Group
Jeffrey A. Bloch.........   42   Vice President -- Global Supply Management of the
                                 Company and Group

     James N. Mills has been Chairman of the Board and Chief Executive Officer of Viasystems since January 1997. Mr. Mills is also the Chairman of the Board and Chief Executive Officer of Mills & Partners, International Wire Holding Company, International Wire Group, Inc. and LLS Corp. Mr. Mills was Chairman of the Board and Chief Executive Officer of Berg Electronics Corp. and Chairman of the Board and sole director of Berg Electronics Group, Inc. from November 1992 through October 1998 and was Chairman of the Board and Chief Executive Officer of Crain Holdings Corp. and Crain Industries, Inc. from August 1995 through December 1997 and of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995.

     Thomas O. Hicks has been a director of Viasystems since January 1997. Mr. Hicks is Chairman of the Board and Chief Executive Officer of Hicks, Muse, Tate & Furst Incorporated. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as a director, Chairman and Chief Executive Officer of AMFM Inc. and as a director of International Home Foods, Inc., Sybron International Corporation, Home Interiors & Gifts, Inc., LIN Holdings Corp., LIN Television Corporation, Regal Cinemas, Inc., Triton Energy Limited, Mumm Perrier-Jouet, Teligent, Inc. and Cooperative Computing, Inc.

     Jack D. Furst has been a director of Viasystems since August 1996. Mr. Furst is a Partner of Hicks, Muse, Tate & Furst Incorporated and has held this position since 1989. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks Muse's business and has been actively involved in originating, structuring and monitoring its investments. Mr. Furst is primarily responsible for managing the relationship with Mills & Partners. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of American Tower Corporation, Triton Energy Limited, Home Interiors & Gifts, Inc., Hedstrom Holdings, Inc., International Wire Holding Company, Cooperative Computing, Inc., LLS Corp. and Globix Corporation.

     Richard W. Vieser has been a director of Viasystems since January 1997. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (also diversified manufacturing companies) and the former President and Chief Operating Officer of McGraw-Edison Co. He is the Chairman of the Board of Varian Medical Systems and is also a director of Harvard Industries, Inc., International Wire Holding Company and Sybron International Corporation.

     Kenneth F. Yontz has been a director of Viasystems since January 1997. Mr. Yontz is the Chairman, President and Chief Executive Officer of Sybron International Corporation, a manufacturer and marketer of laboratory apparatus products, dental sundry supplies and orthodontic appliances. Mr. Yontz is also a director of Playtex Products, Inc. Prior to joining Sybron, Mr. Yontz was Group Vice President and Executive Vice President of the Allen-Bradley Company. Mr. Yontz also held various managerial and professional positions with Chemetron from 1974 to 1980 and at Ford Motor Company from 1966 to 1974.

     Thomas H. O'Brien has been nominated to become a director of Viasystems. Mr. O'Brien is chairman and chief executive officer of The PNC-Financial Services Group, Inc. and PNC Bank, National Association and a member of PNC's Office of the Chairman. Mr. O'Brien was appointed to the board of directors and elected vice chairman of PNC in 1983, president and chief executive officer in 1985 and chairman in June 1988. Prior to his election as president and chief executive officer in 1985, he was chairman and chief executive officer of Pittsburgh National Bank (predecessor of PNC Bank). He joined Pittsburgh National Bank in 1962, was elected vice president in 1967, senior vice president in 1973, executive vice president in 1980, vice chairman of PNC Bank in 1983 and chairman of PNC Bank in 1993. Mr. O'Brien is also a director of Bell Atlantic Corp., BlackRock, Inc., US Airways Group, Inc. and Hilb, Rogal & Hamilton Co.

     Alex J. Mandl has been nominated to become a director of Viasystems. Mr. Mandl has been Chairman and Chief Executive Officer of Teligent since September 1996. Prior to joining Teligent, Mr. Mandl served as President and Chief Operating Officer of AT&T and Executive Vice President of AT&T and CEO of AT&T's Communications Services Group from 1993 to 1995. As President and Chief Operating Officer, Mr. Mandl oversaw AT&T's operations including its long-distance, wireless and local communications services, in addition to its credit card and Internet businesses. As Chief Financial Officer of AT&T from 1991 to 1993, Mr. Mandl directed AT&T's financial strategy, policy and operations, and managed the acquisition of McCaw Cellular Communications, Inc. Earlier, Mr. Mandl served as Chairman and CEO of Sea-Land Services, Inc., an ocean transportation and distribution services company. Mr. Mandl also serves on the boards of the Warner-Lambert Company, Dell Computer Corporation, Forstmann Little & Co. and General Instrument Corp.

     Timothy L. Conlon has been a director, President and Chief Operating Officer of Viasystems since October 1998. Prior to joining Viasystems, Mr. Conlon was employed as President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998. Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly owned subsidiary of Berg Electronics Corp., from October 1993 through January 1997. Prior to joining Berg Electronics Group, Inc., Mr. Conlon was employed as President of the Cutting and Welding Division of Thermadyne Industries, Inc. from April 1993 through October 1993. Prior to joining Thermadyne Industries, Inc., Mr. Conlon spent nine years in the electronic connector industry including serving as General Manager of the Information Technologies and Spectra strip divisions of Amphenol Corporation from 1990 through July 1992 and President of Cambridge Products from 1988 through 1989.

     David M. Sindelar has been a Senior Vice President of Viasystems since January 1997 and Chief Financial Officer of Viasystems since its inception. Mr. Sindelar is also President and Chief Operating Officer of Mills & Partners. Mr. Sindelar also serves as Senior Vice President and Chief Financial Officer of International Wire Holding Company and LLS Corp. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from March 1993 through October 1998 and of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995. Mr. Sindelar is a director of LLS Corp.

     Barry L. Brigman joined Viasystems in January 1997 as President of Viasystems Americas and is currently responsible for the overall operations of Viasystems' facilities on the continent of North America. Prior to Viasystems, Brigman was Senior Vice President and General Manager of Berg Electronics from March 1993. Prior to 1993, Mr. Brigman held various management positions within the fibers, medical and electronics groups of E.I. DuPont Company.

     Steven S.L. Tang joined Viasystems in July 1999 as President -- Viasystems Asia. Prior to coming to Viasystems, Mr. Tang served as a Managing Director for the Asian division of Utilix Asia Limited, an Australian connector manufacturing company, since 1995. Prior to 1995, Mr. Tang held various positions, all in Asia, with companies such as Amphenol, Pace Inc., National Semiconductor and Honeywell. Mr. Tang is a director of China Gateway Holdings, Inc.

     James G. Powers has been a Vice President of Viasystems since January 1997, serving as Executive Vice President -- Operations since June 1999, and as Senior Vice President -- Finance from January 1997 until June 1999. Prior to joining Viasystems, Mr. Powers served as Vice President -- Finance of Crain Industries, Inc. He also held various positions at Berg Electronics Corp., including Vice President -- Controller, from June 1993 to August 1995. Previously, Mr. Powers was Controller of Moog Automotive, Inc. from 1991 through 1993 and was employed by Arthur Andersen & Co. from 1983 to 1991.

     Dominic J. Pileggi joined Viasystems in July 1998 as Executive Vice President of Sales and Marketing. Mr. Pileggi is responsible for the global marketing and sales organization of Viasystems. Mr. Pileggi has more than 20 years experience in global business operations, most recently serving as President and Chief Executive Officer of Jordan Telecommunications Products, a division of Jordan Industries, Inc. Mr. Pileggi was also president of the electronics division and electrical division of Thomas & Betts.

     Joseph S. Catanzaro was named Senior Vice President -- Finance of Viasystems in June 1999. Mr. Catanzaro joined Viasystems in October 1998 in the position of Vice President of Business Services, and continues to manage that department along with his global financial responsibilities. Prior to Viasystems, Mr. Catanzaro was Vice President of Finance at Berg Electronics from April 1993 to October 1998.

     Jeffrey A. Bloch joined Viasystems in April 1999 as Vice President of Global Supply Management and is responsible for the company's global supply chain and materials management. Mr. Bloch has more than 15 years experience in global materials management, including key positions with Solectron and Intel. From May 1997 until March 1999, Mr. Bloch was Vice President of Worldwide Materials at GET Manufacturing and prior to that time, from April 1995 until March 1997, Mr. Bloch served as Director, Corporate Procurement, at Cirrus Logic.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors who are officers or employees of Viasystems receive no compensation for their services as directors. Each director of Viasystems who is not also an officer or employee of Viasystems receives an annual retainer of $12,000 and a fee of $1,000 for each meeting of the board of directors at which the director is present. Directors of Viasystems are reimbursed for their reasonable out-of-pocket expenses in connection with their travel to and attendance at the meetings of the board of directors or committees thereof. Following the offering, we expect to evaluate the compensation structure for our directors who are not officers or employees based upon an analysis of comparable public companies and applicable published guidelines and policies and may implement a new compensation structure at that time.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the cash and non-cash compensation earned during the fiscal years ended December 31, 1997, 1998 and 1999 by the Chief Executive Officer and the four other most highly compensated executive officers of Viasystems.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                                ANNUAL COMPENSATION(1)     SECURITIES
                                                -----------------------    UNDERLYING      ALL OTHER
                                         YEAR     SALARY      BONUS(2)    OPTIONS(#)(3)   COMPENSATION
                                         ----   ----------   ----------   -------------   ------------
James N. Mills, Chairman of the Board
  and Chief Executive Officer..........  1999    $685,000     $445,250       453,665(4)           --
                                         1998     685,000      342,500       133,886(4)           --
                                         1997     395,000      550,000       355,398(4)           --
Timothy L. Conlon, President and Chief
  Operating Officer....................  1999     425,000      325,000            --              --
                                         1998      88,542       34,815            --        $537,374(5)
                                         1997          --           --            --              --
Barry Brigman, President --  Viasystems
  Americas.............................  1999     341,300      205,000       125,000              --
                                         1998     325,000      105,600            --         155,369(6)
                                         1997     310,000      201,500       125,000          66,285(6)
David M. Sindelar, Senior Vice
  President and Chief Financial
  Officer..............................  1999     300,000      250,000       306,332(4)           --
                                         1998     230,000       92,000        80,833(4)           --
                                         1997     168,200      150,000       219,750(4)           --
Dominic J. Pileggi, Executive Vice
  President -- Sales and Marketing.....  1999     331,875      125,000       125,000              --
                                         1998     189,583(7)   126,750       125,000         116,997(8)

------------

(1) We provide a car allowance, reimbursement of club memberships and other benefits to some executives. The aggregate incremental costs of these benefits to us do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each executive.

(2) Bonuses were paid in 1998 for 1997, in 1999 for 1998 and in 2000 for 1999.

(3) Options were granted under the Viasystems Group, Inc. 1997 Stock Option Plan, pursuant to which incentive and non-qualified stock options may be issued to certain of Viasystems' or its subsidiaries' officers, key employees and directors.

(4) Reflects amended performance options granted by Group. See "Benefit Plans -- Performance Options."

(5) Reflects amounts paid to Mr. Conlon to partially compensate him for his voluntary termination of his employment contract with Berg Electronics Corp. and forego compensation otherwise payable to him thereunder.

(6) Mr. Brigman received compensation in the form of reimbursement of relocation expenses during 1997 and 1998.

(7) Mr. Pileggi commenced employment with Viasystems on June 1, 1998.

(8) Reflects relocation expenses paid to Mr. Pileggi in connection with his relocation to St. Louis, Missouri.

     The following table summarizes option grants made with respect to Group's common stock during fiscal year 1999 to the executive officers named above:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL REALIZABLE VALUE
                                      % OF TOTAL                                   AT ASSUMED ANNUAL RATES OF
                       NUMBER OF       OPTIONS                                      STOCK PRICE APPRECIATION
                       SECURITIES      GRANTED       EXERCISE                          FOR OPTION TERM(2)
                       UNDERLYING    TO EMPLOYEES      PRICE                       ---------------------------
                       OPTIONS(#)   IN FISCAL YEAR   ($/SHARE)   EXPIRATION DATE        5%            10%
                       ----------   --------------   ---------   ---------------   ------------   ------------
James N. Mills(1)....   453,665         18.1%          $9.00         8/5/09         $     --(3)    $     --(3)
Timothy L. Conlon....        --          N/A             N/A            N/A                N/A            N/A
Barry L. Brigman.....   125,000          5.0           $7.32         9/1/09         $2,478,750     $4,242,500
David M.
  Sindelar(1)........   306,332         12.2           $9.00         8/5/09               --(3)          --(3)
Dominic J. Pileggi...   125,000          5.0           $7.32         9/1/09         $2,478,750     $4,242,500

------------

(1) Reflects amended performance options granted by Group. See "Benefit Plans -- Performance Options."

(2) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compound rules of appreciation of common stock over the term of the options. Actual gains on the exercise of the options are dependent on the future performance of the common stock. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar.

(3) The terms of the performance options held by Mr. Mills and Mr. Sindelar would not have been exercisable based upon annual rates of stock appreciation of 5% or 10% at the end of the last fiscal year. Pursuant to the terms of the amended performance options, potential realizable value of Mr. Mills' and Mr. Sindelar's amended performance options for an assumed rate of stock price appreciation term of 5% and 10% would be $8,234,019 and $14,635,232 for Mr. Mills, respectively, and $5,559,925 and $9,882,270 for
    Mr. Sindelar, respectively.

     The following table summarizes the number of options exercised during the fiscal year ended December 31, 1999 for the above named executive officers and the value of unexercised options as of December 31, 1999:

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                              NUMBER OF SECURITIES               VALUE OF
                                             UNDERLYING UNEXERCISED      UNEXERCISED IN-THE-MONEY
                                                   OPTIONS AT                   OPTIONS AT
                                               FISCAL YEAR END(#)           FISCAL YEAR END(1)
                                            -------------------------    -------------------------
                                            EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                                            -------------------------    -------------------------
James N. Mills............................         --/1,099,018(2)                --/--(3)
Timothy L. Conlon.........................         --/--                          --/--
Barry L. Brigman..........................     50,000/200,000               $575,000/$2,389,500
David M. Sindelar.........................         --/737,257(2)                  --/--(3)
Dominic J. Pileggi........................     25,000/225,000               $254,500/$2,290,500

------------

(1) Represents the difference between $17.50 per share, the assumed fair value of common stock at that date, and the exercise price per share of the options.

(2) In connection with the Offering, we are amending the terms of the performance options, the effect of which will make them exercisable.

(3) At fiscal year end, the value of performance options could not be calculated due to exercisability restrictions and variable exercise prices. As a result of the amendments to the performance options, those restrictions will be eliminated and the exercise price fixed at $9.00 per share. As a result, the value of

    Mr. Mills' and Mr. Sindelar's performance options at fiscal year end would have been $9,341,653 and $6,266,684, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the entire board of directors. James N. Mills served as both an executive officer and a director during 1999 and has continued to serve in those capacities in 2000. Mr. Mills participated in deliberations of the board of directors concerning compensation of executive officers.

EMPLOYMENT AGREEMENTS

     James N. Mills Executive Employment Agreement. Mr. James N. Mills entered into an amended and restated executive employment agreement with Viasystems and some of its subsidiaries as of February 16, 2000. Pursuant to his employment agreement, Mr. Mills will serve as the Chairman of the board of directors and Chief Executive Officer of Viasystems through March 31, 2005, unless terminated earlier by Viasystems or Mr. Mills. Mr. Mills is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall executive management of Viasystems and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. Mills is free to participate in other endeavors.

     The compensation provided to Mr. Mills under his executive employment agreement includes an annual base salary of not less than $685,000, subject to upward adjustment at the sole discretion of the board of directors of Viasystems, as well as those benefits customarily accorded the executives of Viasystems as long as the executive employment agreement is in force. In addition, Mr. Mills is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

     Mr. Mills' executive employment agreement also provides that if Mr. Mills' employment is terminated without cause, Mr. Mills will continue to receive his then current salary, which shall not be less than $685,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon Mr. Mills' death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for Mr. Mills' and his spouse's lifetime.

     Timothy L. Conlon Executive Employment Agreement. Mr. Timothy L. Conlon entered into an amended and restated executive employment agreement with Viasystems and some of its subsidiaries as of February 16, 2000. Pursuant to his employment agreement, Mr. Conlon will serve as the President and Chief Operating Officer of Viasystems through March 31, 2005, unless terminated earlier by Viasystems or Mr. Conlon. Mr. Conlon is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Viasystems and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. Conlon is free to participate in other endeavors.

     The compensation provided to Mr. Conlon under his executive employment agreement includes an annual base salary of not less than $500,000, subject to upward adjustment at the sole discretion of the Chairman of the board of directors of Viasystems, as well as those benefits customarily accorded the executives of Viasystems as long as the executive employment agreement is in force. In addition, Mr. Conlon is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

     Mr. Conlon's executive employment agreement also provides that if Mr. Conlon's employment is terminated without cause, Mr. Conlon will continue to receive his then current salary, which shall not be less than $500,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon

Mr. Conlon's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for Mr. Conlon's and his spouse's lifetime.

     David M. Sindelar Executive Employment Agreement. Mr. David M. Sindelar entered into an amended and restated executive employment agreement with Viasystems and some of its subsidiaries as of February 16, 2000. Pursuant to his employment agreement, Mr. Sindelar will serve as the Senior Vice President and Chief Financial Officer of Viasystems through March 31, 2005, unless terminated earlier by Viasystems or Mr. Sindelar. Mr. Sindelar is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Viasystems and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

     The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $300,000, subject to upward adjustment at the sole discretion of the Chairman of the board of directors of Viasystems, as well as those benefits customarily accorded the executives of Viasystems as long as the executive employment agreement is in force. In addition, Mr. Sindelar is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

     Mr. Sindelar's executive employment agreement also provides that if Mr. Sindelar's employment is terminated without cause, Mr. Sindelar will continue to receive his then current salary, which shall not be less than $300,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon Mr. Sindelar's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

BENEFIT PLANS

     STOCK OPTION PLAN

     Group has adopted the Viasystems Group, Inc. 1997 Stock Option Plan pursuant to which incentive and non-qualified stock options, stock appreciation rights, stock awards, performance awards and stock units may be issued to employees of Viasystems and any parent or subsidiary corporation designated by the board of directors of Viasystems. It is expected that prior to the offering, Viasystems will amend the stock option plan to increase the number of shares issuable under the plan to a total of 4,404,613 shares of Viasystems common stock. As of December 31, 1999, options to purchase an aggregate of 2,430,333 shares of common stock subject to the terms and conditions of the stock option plan are outstanding.

     The stock option plan provides that it is to be administered by a committee of the board of directors of Group or a subcommittee of such a committee. The committee has the authority to grant to any participant one or more stock options, and to establish the terms and conditions of such options, subject to limitations specified in the stock option plan. For example, the per-share exercise price of each option must not be less than 100% of the fair market value of the Group common stock on the date the option is granted, and no option may be exercisable later than ten years after the date of grant. In the event that any person other than Hicks, Muse, Tate & Furst Equity Fund III, L.P. and/or Mills & Partners Inc. becomes the owner of a majority of the voting power of the company or a majority of the board consists of directors who were not directors at the time the plan was adopted or were not nominated or elected by those directors, the committee, in its discretion, may take those actions it deems appropriate with respect to outstanding awards, including, without limitation, accelerating the exercisability or vesting of those awards.

     Group's stock option plan became effective as of February 4, 1997 and has subsequently been amended to increase the number of shares eligible for grant thereunder. The stock option plan, as amended, will terminate on February 4, 2007, unless sooner terminated by the committee.

     PERFORMANCE OPTIONS

     In addition to the options granted under the stock option plan, Group has granted performance options to purchase an aggregate of 2,802,897 shares of common stock to certain officers of Viasystems also affiliated with Mills & Partners.

     The performance options are exercisable only in the event that certain affiliates of Hicks Muse have, as of the exercise date, realized an overall rate of return of at least 35% per annum, compounded annually, on all equity funds invested by it in Group. In addition to the required rate of return, the performance options are exercisable upon the occurrence of certain liquidity events, including an initial public offering of our common stock. The initial exercise prices of the performance options were $6.00 and $7.32 per share, increasing by 8% annually.

     In connection with the Offering, we expect to amend the terms of the performance options to eliminate the exercisability restrictions and variable exercise price features. The amended performance options will have a fixed exercise price of $9.00 per share and will be immediately exercisable for an aggregate of 2,802,897 shares of common stock. As a result of the amendments, we expect to record a one-time charge of $33.6 million, based on an initial public offering price of $21.00 per share, in non-cash compensation expense in the first quarter of fiscal year 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     All of the outstanding shares of common stock of the Company are held of record and beneficially by Group. The following table sets forth, as of March 24, 2000, certain information regarding the beneficial ownership of the voting securities of Group by each person who beneficially owned more than 5% of any class of our voting securities and by the directors and certain executive officers of Viasystems, individually, and by the directors and executive officers of Viasystems as a group.

                                                                     COMMON STOCK
                                                              --------------------------
                                                               NUMBER OF
                                                                 SHARES
                                                              BENEFICIALLY    PERCENT OF
                                                                OWNED(1)        CLASS
                                                              ------------    ----------
5% STOCKHOLDERS:
  HM Parties(2).............................................   78,176,840        88.4%
  c/o Hicks, Muse, Tate & Furst Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
OFFICERS AND DIRECTORS:
  James N. Mills(3).........................................   11,381,224        12.7
  Thomas O. Hicks(4)........................................   78,702,708        89.0
  Jack D. Furst(5)..........................................      331,180        *
  Richard W. Vieser(6)......................................       83,332        *
  Kenneth F. Yontz(7).......................................       66,666        *
  Thomas H. O'Brien.........................................           --          --
  Alex J. Mandl.............................................           --          --
  Timothy L. Conlon(8)......................................    2,014,106         2.3
  David M. Sindelar(9)......................................    2,941,840         3.3
  Barry L. Brigman(10)......................................       52,500        *
  Dominic J. Pileggi(10)....................................       25,000        *
  All executive officers and directors as a group (15
     persons)(9)............................................   91,437,367        98.2%

------------

  *  Represents less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options or warrants that are currently exercisable or exercisable within 60 days of March 24, 2000 are deemed to be outstanding and to be beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) These figures include:

     - 47,843,495 shares held of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P., a limited partnership, of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks, Muse, Tate & Furst Incorporated;

     - 1,487,106 shares held of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated;

     - 416,708 shares held of record by HMTF/Viasystems Investments, Partners L.P., a limited partnership controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated; and

     - 27,322,404 shares held of record by HMTF/Viasystems Investments, LLC, a limited liability company controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated.

          In addition, these figures include 234,740 shares of common stock issuable upon exercise of options held by Hicks, Muse & Co. Partners, L.P., a limited partnership controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated, and partners of Hicks Muse and 872,387 shares of common stock owned of record by other stockholders and for which Hicks, Muse, Tate & Furst Equity Fund III, L.P. holds an irrevocable proxy to vote the shares. An aggregate of 133,332 shares of common stock shown in the table above as owned by Messrs. Vieser and Yontz are subject to this proxy.

          Thomas O. Hicks is the controlling stockholder of the general partner of each of Hicks, Muse. Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF/Viasystems Partners, L.P. and Hicks, Muse & Co. Partners, L.P. and the Manager of HMTF/Viasystems Investments, LLC and, accordingly, may be deemed to beneficially own all or a portion of the shares held by those entities. See Note 4 below. Mr. Hicks disclaims beneficial ownership of common stock not owned of record by him.

 (3) These figures include:

     - 3,154,906 shares of common stock held by a limited partnership controlled by Mr. Mills;

     - 1,099,018 shares of common stock issuable upon exercise of amended performance options that will be exercisable upon the effective date of the amendments; and

     - 7,093,967 shares of common stock owned of record by other stockholders and for which Mr. Mills holds an irrevocable proxy to vote the shares, which includes an aggregate of 4,218,689 shares of common stock shown in the table above as owned by Messrs. Sindelar and Conlon.

 (4) These figures include:

     - 77,069,713 shares of common stock held of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF/Viasystems Partners, L.P. and HMTF/Viasystems Investments, LLC;

     - 234,740 shares of common stock issuable upon exercise of an option to be issued to Hicks, Muse & Co. Partners, L.P.; and

     - 872,387 shares of common stock owned of record by other stockholders and for which Hicks, Muse Tate & Furst Equity Fund III, L.P. holds an irrevocable proxy to vote the shares.

     Mr. Hicks is the controlling stockholder of the general partner of each of Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P., HMTF/Viasystems Partners, L.P. and Hicks, Muse &

     Co. Partners, L.P. and the Manager of HMTF/Viasystems Investments, LLC and, accordingly, may be deemed to beneficially own all or a portion of the shares held by those entities. Mr. Hicks disclaims beneficial ownership of common stock not owned of record by him.

     These figures also include 525,868 shares of common stock issuable upon the exercise of an option to be issued to Mr. Hicks that will be exercisable upon issuance.

 (5) These figures represent 331,180 shares of common stock issuable upon the exercise of an option to be issued to Mr. Furst that will be exercisable upon issuance.

 (6) These figures include 16,666 shares of common stock issuable upon the exercise of options that are currently exercisable.

 (7) These figures include 33,333 shares of common stock owned of record by the Kenneth F. Yontz 1996 Family Trust, a trust of which Mr. Yontz does not have the power to vote or dispose of this stock. Mr. Yontz disclaims beneficial ownership of common stock not owned of record by him.

 (8) These figures include 1,110,000 shares of common stock owned by a family limited partnership controlled by Mr. Conlon. Mr. Conlon disclaims beneficial ownership of shares of common stock not owned of record by him.

 (9) These figures include:

     - 120,000 shares of common stock owned of record by two children's trusts, of which Mr. Sindelar is a trustee having the power to vote and dispose of this stock; and

     - 2,084,583 shares of common stock owned of record by The D&S Trust #2, of which Mr. Sindelar's brother is the sole trustee. Mr. Sindelar disclaims beneficial ownership of common stock not owned of record by him.

     These figures also include 737,257 shares of common stock issuable to Mr. Sindelar upon exercise of amended performance options that will be exercisable upon the effective date of the amendments.

(10) Represents 52,500 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

(11) Represents 25,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

(12) Includes 196,666 shares issuable upon exercise of outstanding options issued under Viasystems' stock option plan and to one of our directors that are exercisable within 60 days of March 24, 2000. Also includes 1,836,275 shares of common stock issuable to executive officers of Viasystems upon the exercise of amended performance options, and 1,091,788 shares of common stock issuable to Thomas O. Hicks, Jack D. Furst and an affiliate of Hicks, Muse, Tate & Furst Incorporated upon exercise of options to be issued in connection with the termination of the monitoring and oversight and financial advisory agreements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MONITORING AND OVERSIGHT AGREEMENT; FINANCIAL ADVISORY AGREEMENT

     In 1996, Viasystems and its subsidiaries entered into a ten-year monitoring and oversight agreement with Hicks, Muse & Co. Partners, L.P., ("Hicks Muse Partners"), an affiliate of Hicks, Muse, Tate & Furst Incorporated, as amended from time to time. Under the monitoring and oversight agreement, Viasystems and its subsidiaries are required to pay Hicks Muse Partners an annual fee payable quarterly for oversight and monitoring services to Viasystems. The annual fee is adjustable on January 1 of each calendar year to an amount equal to .2% of our budgeted consolidated annual net sales for the then-current fiscal year, but in no event less than the base fee of $1.75 million. For 1999, 1998 and 1997, we paid an annual fee to Hicks Muse Partners of $1.8 million, $3.0 million and $1.7 million, respectively. Upon the acquisition by Viasystems or any of its subsidiaries of another entity or business, the fee shall be adjusted prospectively in the same manner using our pro forma combined budgeted consolidated annual net sales. Thomas O. Hicks and Jack D. Furst, directors of Viasystems, are each principals of Hicks Muse Partners. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to Viasystems under the monitoring and oversight agreement. In addition, Viasystems and its subsidiaries have agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The monitoring and oversight agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. Historically, these services have been provided not only by Messrs. Hicks and Furst, outside their scope of duties as our directors, but also from numerous other employees of Hicks Muse Partners.

     In 1996, Viasystems and its subsidiaries also entered into a ten-year financial advisory agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the "transaction value" for each "add-on transaction" in which Viasystems or any of its subsidiaries is involved. In respect of acquisitions to date, Hicks Muse Partners has received aggregate fees of approximately $22.5 million under the financial advisory agreement. In 1999, 1998 and 1997, we paid Hicks Muse Partners $4.7 million, $5.0 million and $10.4 million, respectively. The term "transaction value" means the total value of the add-on transaction including without limitation, the aggregate amount of the funds required to complete the add-on transaction, excluding any fees payable pursuant to the financial advisory agreement, including the amount of any indebtedness, preferred stock or similar terms assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly involving Viasystems or any of its subsidiaries or any of their respective subsidiaries and any other person or entity. In addition, Viasystems and its subsidiaries has agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse Partners under the financial advisory agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse Partners. The financial advisory agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. Historically, these services have been provided not only by Messrs. Hicks and Furst, outside their scope of duties as our directors, but also from numerous other employees of Hicks Muse Partners. Although Hicks Muse Partners is contractually entitled to receive fees from both Viasystems and International Wire in connection with the acquisition of the wire harness business, Hicks Muse Partners has agreed to waive any fee payable under the financial advisory agreement.

     In connection with the Offering, we expect to terminate the Monitoring and Oversight Agreement and Financial Advisory Agreement. As consideration for Hicks Muse's willingness to agree to such termination, we will grant to Hicks Muse and partners of Hicks Muse options to purchase an aggregate of 2,134,000 shares of Group's common stock at an exercise price of $21.00 per share. The option shall be exercisable for three years from the date of issue.

     The options are designed to have a present value equal to $22.8 million, the present value of the projected amount of fee income which Hicks Muse will forego for the period through the stated expiration date of the agreements (December 31, 2006) as a result of the termination of the agreements. The present value of such options were calculated using the Black-Scholes option pricing model.

STOCKHOLDERS AGREEMENT

     Nearly all holders of all classes of common stock of Group have entered into an amended and restated stockholders agreement. The stockholders agreement, among other things, grants registration rights to the parties thereto. All parties to the stockholders agreement agreed to take all action within their respective power, including the voting of common stock, to cause the board of directors of Viasystems to at all times be constituted by the members designated by an affiliate of Hicks, Muse, Tate & Furst Incorporated. The stockholders agreement contains an irrevocable proxy pursuant to which all parties to the stockholders agreement, other than the initial holders affiliated with Mills & Partners, grant to an affiliate of Hicks, Muse the power to vote all shares of common stock held by these parties on all matters submitted to stockholders. Further, the stockholders agreement contains an irrevocable proxy pursuant to which the holders of common stock affiliated with Mills & Partners, and their transferees grant to James N. Mills, or to an affiliate of Hicks, Muse if Mr. Mills is no longer an officer or director of Viasystems, the power to vote all shares of common stock held by these parties on all matters submitted to stockholders. The stockholders agreement terminates on its tenth anniversary date.

WIRE HARNESS BUSINESS

     Immediately prior to the consummation of the Offering, Viasystems will purchase the wire harness business for $210.0 million. International Wire is controlled by affiliates of Hicks Muse which is also our controlling stockholder. Mr. James N. Mills is Chairman of the Board and Chief Executive Officer of each of Viasystems and International Wire. In addition Mr. David M. Sindelar is Senior Vice President and Chief Financial Officer of both Viasystems and International Wire, and Jack D. Furst and Richard W. Vieser are directors of both companies. The closing of the purchase of the wire harness business is conditioned upon the receipt by each of the boards of directors of Viasystems and International Wire of opinions of financial advisors that the purchase price for the wire harness business is fair, from a financial point of view, to the respective parties. At the closing of the acquisition of the wire harness business, we will enter into a supply agreement with International Wire whereby International Wire will continue to supply insulated wire to us for use in the wire harness business at market prices.

TRANSFERRED OPERATIONS

     Concurrently with the consummation of the Offering, we will transfer all of the capital stock of our subsidiaries that own the Transferred Operations to our existing stockholders, including affiliates of Hicks Muse and officers and directors of Viasystems. In consideration for the Transferred Operations, we will receive notes payable to us in the aggregate principal amount of $124 million. The Transferred Operations have entered into a contract manufacturing agreement with us, whereby the Transferred Operations provide manufacturing services to us from their facilities at North Tyneside in the United Kingdom and Norrkoping, Sweden. We will also have an option to repurchase the North Tyneside and Norrkoping, Sweden facilities for an amount equal to the net book value of the facilities.

CHIPS HOLDING, INC.

     In April 1997, stockholders of Group and certain affiliates formed Chips Holding, Inc. to acquire Interconnection Systems Limited. On April 21, 1997, Chips acquired Interconnection Systems Limited for $437,500,000 plus $8,953,000 of acquisition fees and expenses, payable in notes to the former stockholders of Interconnection Systems Limited. In connection with the transaction, stockholders of Group invested $140,000,000 of equity in Chips. On June 6, 1997, Chips merged with Viasystems, and the subsidiaries of Chips became subsidiaries of Viasystems, in consideration for the issuance to stockholders of Group and certain affiliates of 23,333,333 shares of our common stock valued at $140,000,000. We assumed the notes payable incurred by Chips to finance the acquisition of Interconnection Systems Limited. The acquisition was consummated by Chips prior to being acquired by Viasystems because of timing considerations relating to our financing of the acquisition.

FORWARD GROUP ACQUISITION

     In April 1997, an affiliate of Hicks Muse acquired Forward Group plc for a purchase price of approximately $236.3 million, plus the issuance of loan notes to former stockholders of Forward Group in the principal amount of $23.9 million. The acquisition was funded with $216.0 million of borrowings under a tender offer loan facility and the proceeds from the issuance to Hicks Muse of $40.0 million of the preferred stock of the acquiring entity. Subsequently, Viasystems acquired Forward Group at cost, consisting of the assumption of the $216.0 million tender offer loan facility, the assumption of the $23.9 million principal amount of loan notes payable to the former stockholders of Forward Group, and the issuance to Hicks Muse of $40.0 million in initial liquidation preference of Viasystems' preferred stock in exchange for the $40.0 million of preferred stock of the acquiring entity. In connection with the initial acquisition, Hicks Muse received a $3.5 million financial advisory fee from the acquiring entity. No additional fee was paid to Hicks Muse under our financial advisory agreement in connection with our subsequent acquisition of Forward Group.

GENERAL

     All future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested directors.

     We believe that the terms of each of the transactions described in this section were no less favorable to Viasystems than could have been obtained with non-affiliated parties, but we have not independently verified the favorability of those terms.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) The following exhibits are filed as part of this registration statement:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Viasystems Group, Inc. (formerly known as
                            Circo Craft Holding Company) and certain Purchasers (as
                            defined therein)(3)
          2.2            -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Viasystems Group, Inc.
                            (formerly known as Circo Technologies Group, Inc.)and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(3)
          2.3            -- Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvestors, L.P.(3)
          2.4            -- Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc.(3)
          2.5            -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc.(3)
          2.6            -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.(6)
          2.7            -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.l., as purchaser, European
                            Circuits SA and individuals named therein, as sellers(6)
          2.8            -- Share Purchase Agreement, dated August 1, 1999, among
                            Termbray Electronics (B.V.I.) Limited, Termbray
                            Industries International (Holdings) Limited, Viasystems,
                            Inc. and Viasystems Group, Inc.(8)
          2.9            -- Stock Purchase Agreement, dated March 23, 2000, by and
                            among International Wire Group, Inc., Wirekraft
                            Industries, Inc. and Viasystems Group, Inc.(2)
          3.1            -- Certificate of Incorporation of Viasystems, Inc.(3)
          3.2            -- Bylaws of Viasystems, Inc.(3)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.1            -- Third Amended and Restated Credit Agreement, dated August
                            5, 1999, among Viasystems Group, Inc., Viasystems, Inc.,
                            the Foreign Subsidiary Borrowers parties thereto, the
                            lenders party thereto, The Chase Manhattan Bank of
                            Canada, Chase Manhattan International Limited, The Chase
                            Manhattan Bank and Chase Securities Inc.(8)
          4.2            -- First Amendment, dated February 4, 2000, to the Third
                            Amended and Restated Credit Agreement, dated August 5,
                            1999, among Viasystems Group, Inc., Viasystems, Inc., the
                            Foreign Subsidiary Borrowers parties thereto, the lenders
                            party thereto, The Chase Manhattan Bank of Canada, Chase
                            Manhattan International Limited, The Chase Manhattan Bank
                            and Chase Securities Inc.(2)
          4.3            -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(3)
          4.4            -- Form of New Note (included in Exhibit 4.3, Exhibit B)
          4.5            -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(6)
          4.6            -- Form of Exchange Note (included in Exhibit 4.5, Exhibit
                            B)
         10.1            -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circo Craft
                            Technologies, Inc. (confidential treatment was granted
                            with respect to certain portions of this exhibit)(5)
         10.2*           -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan(3)
         10.3*           -- Amended and Restated Stock Option Agreement dated as of
                            March 29, 2000 between Viasystems Group, Inc. and James
                            N. Mills(2)
         10.4*           -- Amended and Restated Stock Option Agreement dated as of
                            March 29, 2000 between Viasystems Group, Inc. and David
                            M. Sindelar(2)
         10.5*           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser(4)
         10.6*           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz(4)
         10.7            -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(4)
         10.8            -- Third Amended and Restated Financial Advisory Agreement
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(4)
         10.9*           -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and James N. Mills(2)
         10.10*          -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and David M. Sindelar(2)
         10.11           -- Agreement, dated as of December 30, 1996, between
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.) and the Communication Workers of
                            America(4)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(3)
         10.13*          -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc. and Viasystems Technologies
                            Corp. LLC and Timothy L. Conlon(2)
         10.14           -- Amended and Restated Stockholders Agreement, dated as of
                            June 6, 1997, among Viasystems Group, Inc. and certain
                            stockholders of Viasystems Group, Inc.(2)
         10.15           -- First Amendment to Amended and Restated Stockholders
                            Agreement, dated as of November 4, 1998, among Viasystems
                            Group, Inc. and certain stockholders of Viasystems Group,
                            Inc.(2)
         10.16*          -- Viasystems Group, Inc. 1999 Key Management Incentive
                            Compensation Plan(2)
         10.17           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Sweden AB(2)
         10.18           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Tyneside Limited(2)
         10.19           -- Supply Agreement, dated as of March 29, 2000, by and
                            between International Wire Group, Inc. and Wirekraft
                            Industries, Inc.(2)
         21.1            -- Subsidiaries of Viasystems, Inc.(1)
         27.1            -- Financial Data Schedule(1)

---------------

  *  Compensatory plan or arrangement.

 (1) Filed herewith.

 (2) Incorporated by reference to the Registration Statement on Form S-1 of Viasystems Group, Inc. (File No. 333-94321), initially filed with the Securities and Exchange Commission on January 10, 2000, as amended.

 (3) Incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1. (File No. 333-29727).

 (4) Incorporated by reference to Amendment No. 1 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (5) Incorporated by reference to Amendment No. 2 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (6) Incorporated by reference to Viasystems, Inc.'s 1997 Annual Report on Form 10-K.

 (7) Incorporated by reference to Viasystems, Inc.'s 1998 Annual Report on Form 10-K.

 (8) Incorporated by reference to the Form 8-K/A of Viasystems, Inc. filed on October 15, 1999.

     (b) FINANCIAL STATEMENT SCHEDULE

PAGE NUMBER                          DESCRIPTION
-----------                          -----------
             Report of Independent Public Accountants on Financial
   S-1       Statement Schedule
   S-2       Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because the required information is not present or is not present in the amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in St. Louis, Missouri, on March 29, 2000.

                                            VIASYSTEMS, INC.

                                            By:   /s/ DAVID M. SINDELAR
                                             -----------------------------------
                                                     David M. Sindelar
                                                 Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ JAMES N. MILLS                      Chairman of the Board and      March 29, 2000
-----------------------------------------------------      Chief Executive Officer
                   James N. Mills                          (Principal Executive
                                                           Officer)

                /s/ TIMOTHY L. CONLON                    President, Chief Operating     March 29, 2000
-----------------------------------------------------      Officer and a Director
                  Timothy L. Conlon

                /s/ DAVID M. SINDELAR                    Senior Vice President and      March 29, 2000
-----------------------------------------------------      Chief Financial Officer
                  David M. Sindelar                        (Principal Financial
                                                           Officer)

               /s/ JOSEPH S. CATANZARO                   Senior Vice President --       March 29, 2000
-----------------------------------------------------      Finance (Principal
                 Joseph S. Catanzaro                       Accounting Officer)

                  /s/ JACK D. FURST                      Director                       March 29, 2000
-----------------------------------------------------
                    Jack D. Furst

                /s/ KENNETH F. YONTZ                     Director                       March 29, 2000
-----------------------------------------------------
                  Kenneth F. Yontz

                 /s/ THOMAS O. HICKS                     Director                       March 29, 2000
-----------------------------------------------------
                   Thomas O. Hicks

                /s/ RICHARD W. VIESER                    Director                       March 29, 2000
-----------------------------------------------------
                  Richard W. Vieser

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors of Viasystems, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 23, 2000, except as to the stock split described in Note 23 which is as of March 23, 2000 appearing in this Annual Report on Form 10-K of Viasystems, Inc. and its subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 23, 2000

                                                                     SCHEDULE II

                        VIASYSTEMS, INC. & SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS    BALANCE AT                   CHARGES TO                               BALANCE AT
-- DEDUCTED FROM RECEIVABLES IN    BEGINNING                     COST AND     ACCOUNTS     TRANSLATION     END OF
       THE BALANCE SHEET           OF PERIOD     ACQUISITIONS    EXPENSES    WRITTEN OFF   ADJUSTMENTS     PERIOD
-------------------------------   ------------   ------------   ----------   -----------   -----------   ----------
Year Ended December 31, 1997....     $  409         $1,632        $7,176       $(7,636)       $ 992        $2,573
                                     ======         ======        ======       =======        =====        ======
Year Ended December 31, 1998....     $2,573         $1,470        $  158       $  (548)       $ 141        $3,794
                                     ======         ======        ======       =======        =====        ======
Year Ended December 31, 1999....     $3,794         $2,632        $1,784       $  (990)       $(255)       $6,965
                                     ======         ======        ======       =======        =====        ======

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Viasystems Group, Inc. (formerly known as
                            Circo Craft Holding Company) and certain Purchasers (as
                            defined therein)(3)
          2.2            -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Viasystems Group, Inc.
                            (formerly known as Circo Technologies Group, Inc.)and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(3)
          2.3            -- Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvestors, L.P.(3)
          2.4            -- Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc.(3)
          2.5            -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc.(3)
          2.6            -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.(6)
          2.7            -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.l., as purchaser, European
                            Circuits SA and individuals named therein, as sellers(6)
          2.8            -- Share Purchase Agreement, dated August 1, 1999, among
                            Termbray Electronics (B.V.I.) Limited, Termbray
                            Industries International (Holdings) Limited, Viasystems,
                            Inc. and Viasystems Group, Inc.(8)
          2.9            -- Stock Purchase Agreement, dated March 23, 2000, by and
                            among International Wire Group, Inc., Wirekraft
                            Industries, Inc. and Viasystems Group, Inc.(2)
          3.1            -- Certificate of Incorporation of Viasystems, Inc.(3)
          3.2            -- Bylaws of Viasystems, Inc.(3)
          4.1            -- Third Amended and Restated Credit Agreement, dated August
                            5, 1999, among Viasystems Group, Inc., Viasystems, Inc.,
                            the Foreign Subsidiary Borrowers parties thereto, the
                            lenders party thereto, The Chase Manhattan Bank of
                            Canada, Chase Manhattan International Limited, The Chase
                            Manhattan Bank and Chase Securities Inc.(8)
          4.2            -- First Amendment, dated February 4, 2000, to the Third
                            Amended and Restated Credit Agreement, dated August 5,
                            1999, among Viasystems Group, Inc., Viasystems, Inc., the
                            Foreign Subsidiary Borrowers parties thereto, the lenders
                            party thereto, The Chase Manhattan Bank of Canada, Chase
                            Manhattan International Limited, The Chase Manhattan Bank
                            and Chase Securities Inc.(2)
          4.3            -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(3)
          4.4            -- Form of New Note (included in Exhibit 4.3, Exhibit B)
          4.5            -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(6)
          4.6            -- Form of Exchange Note (included in Exhibit 4.5, Exhibit
                            B)
         10.1            -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circo Craft
                            Technologies, Inc. (confidential treatment was granted
                            with respect to certain portions of this exhibit)(5)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2*           -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan(3)
         10.3*           -- Amended and Restated Stock Option Agreement dated as of
                            March 29, 2000 between Viasystems Group, Inc. and James
                            N. Mills(2)
         10.4*           -- Amended and Restated Stock Option Agreement dated as of
                            March 29, 2000 between Viasystems Group, Inc. and David
                            M. Sindelar(2)
         10.5*           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser(4)
         10.6*           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz(4)
         10.7            -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(4)
         10.8            -- Third Amended and Restated Financial Advisory Agreement
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(4)
         10.9*           -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and James N. Mills(2)
         10.10*          -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and David M. Sindelar(2)
         10.11           -- Agreement, dated as of December 30, 1996, between
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.) and the Communication Workers of
                            America(4)
         10.12           -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(3)
         10.13*          -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc. and Viasystems Technologies
                            Corp. LLC and Timothy L. Conlon(2)
         10.14           -- Amended and Restated Stockholders Agreement, dated as of
                            June 6, 1997, among Viasystems Group, Inc. and certain
                            stockholders of Viasystems Group, Inc.(2)
         10.15           -- First Amendment to Amended and Restated Stockholders
                            Agreement, dated as of November 4, 1998, among Viasystems
                            Group, Inc. and certain stockholders of Viasystems Group,
                            Inc.(2)
         10.16*          -- Viasystems Group, Inc. 1999 Key Management Incentive
                            Compensation Plan(2)
         10.17           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Sweden AB(2)
         10.18           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Tyneside Limited(2)
         10.19           -- Supply Agreement, dated as of March 29, 2000, by and
                            between International Wire Group, Inc. and Wirekraft
                            Industries, Inc.(2)
         21.1            -- Subsidiaries of Viasystems, Inc.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial Data Schedule(1)

---------------

  *  Compensatory plan or arrangement.

 (1) Filed herewith.

 (2) Incorporated by reference to the Registration Statement on Form S-1 of Viasystems Group, Inc. (File No. 333-94321), initially filed with the Securities and Exchange Commission on January 10, 2000, as amended.

 (3) Incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1. (File No. 333-29727).

 (4) Incorporated by reference to Amendment No. 1 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (5) Incorporated by reference to Amendment No. 2 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (6) Incorporated by reference to Viasystems, Inc.'s 1997 Annual Report on Form 10-K.

 (7) Incorporated by reference to Viasystems, Inc.'s 1998 Annual Report on Form 10-K.

 (8) Incorporated by reference to the Form 8-K/A of Viasystems, Inc. filed on October 15, 1999.