Form 10-Q
period 2000-06-30
VIASYSTEMS INC
filed 2000-08-11
CIK 1041380

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2000
                              -------------------------------------------------

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    -----------------------

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Outstanding at
                       Class                 August 5, 2000
                   ----------------          --------------

                   Viasystems, Inc.
                   Common Stock              1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Viasystems, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 .............    2
      Condensed Consolidated Statements of Operations and Comprehensive Income for the
          three and six months ended June 30, 1999 and 2000 .......................................    3
      Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 1999 and 2000 ..................................................................    4
      Notes to Condensed Consolidated Financial Statements ........................................    5

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition .....   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ................................   15

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .................................................   16

Item 6. Exhibits and Reports on Form 8-K ..........................................................   16

SIGNATURES ........................................................................................   17

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    December 31,        June 30,
                                                                        1999              2000
                                                                    -------------    -------------
                                                                                      (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents ..................................   $      22,839    $      22,445
     Accounts receivable, net ...................................         236,455          275,526
     Inventories ................................................         176,125          193,947
     Prepaid expenses and other .................................          51,010           54,004
                                                                    -------------    -------------
        Total current assets ....................................         486,429          545,922
Property, plant and equipment, net ..............................         482,144          410,270
Intangibles and other assets ....................................         340,653          373,691
                                                                    -------------    -------------
        Total assets ............................................   $   1,309,226    $   1,329,883
                                                                    =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations ................   $      27,851    $      21,024
     Accounts payable ...........................................         187,632          176,593
     Accrued and other liabilities ..............................         128,392           94,904
     Income taxes payable .......................................          25,163           20,437
                                                                    -------------    -------------
        Total current liabilities ...............................         369,038          312,958
     Long-term obligations, less current maturities .............       1,334,672          945,480
     Other long-term liabilities ................................          97,121           31,251
Stockholders' equity (deficit):
     Common stock ...............................................              --               --
     Contributed capital ........................................         710,494        1,525,073
     Note due from affiliate ....................................              --         (119,277)
     Accumulated deficit ........................................      (1,178,954)      (1,338,075)
     Accumulated other comprehensive loss .......................         (23,145)         (27,527)
                                                                    -------------    -------------
        Total stockholders' equity (deficit) ....................        (491,605)          40,194
                                                                    -------------    -------------
        Total liabilities and stockholders' equity (deficit) ....   $   1,309,226    $   1,329,883
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                           Three Months Ended               Six Months Ended
                                                                                 June 30,                       June 30,
                                                                       ----------------------------    ----------------------------
                                                                           1999            2000            1999            2000
                                                                       ------------    ------------    ------------    ------------
Net sales ..........................................................   $    312,882    $    358,285    $    622,525    $    742,869
Operating expenses:
     Cost of goods sold ............................................        229,905         269,425         463,787         572,699
     Selling, general and administrative (including
      one-time  non-cash compensation charges of $104,351 in
      March 2000) ..................................................         24,610          27,855          54,192         166,471
     Depreciation ..................................................         27,751          23,460          52,435          51,778
     Amortization ...................................................        12,567          11,946          25,217          24,295
                                                                       ------------    ------------    ------------    ------------
         Operating income (loss) ...................................         18,049          25,599          26,894         (72,374)
Other expense (income):
    Interest expense ...............................................         27,208          21,494          53,183          59,263
    Amortization of deferred financing costs .......................          1,592             856           3,083           2,649
    Other, net .....................................................            367             (27)          1,566             647
                                                                       ------------    ------------    ------------    ------------
Income (loss) before income taxes and cumulative effect of
    a change in accounting principle and extraordinary item ........        (11,118)          3,276         (30,938)       (134,933)
Provision (benefit) for income taxes ...............................         (2,504)            492          (7,736)         (7,008)
                                                                       ------------    ------------    ------------    ------------
Net income (loss) before cumulative effect of a change in
    accounting principle and extraordinary item ....................         (8,614)          2,784         (23,202)       (127,925)
Cumulative effect on prior years - write-off of start-up
    costs, net of income tax benefit of $6,734 .....................             --              --          18,443              --
Extraordinary item - loss on early extinguishment of debt,
    net of income tax benefit of $0 ................................             --              --              --          31,196
                                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................................         (8,614)          2,784         (41,645)       (159,121)
Other comprehensive loss:
     Foreign currency translation adjustments ......................        (13,620)        (10,598)        (38,633)         (4,382)
                                                                       ------------    ------------    ------------    ------------
Comprehensive loss .................................................   $    (22,234)   $     (7,814)   $    (80,278)   $   (163,503)
                                                                       ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               ------------------------------
                                                                                    1999             2000
                                                                               -------------    -------------
Cash flows provided by (used in) operating activities:
Net loss ...................................................................   $     (41,645)   $    (159,121)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation ............................................................          52,435           51,778
   Amortization of intangibles .............................................          25,217           24,295
   Amortization of deferred financing costs ................................           3,083            2,649
   Investment income earned from joint venture .............................              --             (543)
   Cumulative effect of a change in accounting principle -
      write-off of start-up costs ..........................................          25,177               --
   Non-cash compensation charges ...........................................              --          104,351
   Extraordinary item - loss on early extinguishment of debt ...............              --           31,196
   Deferred taxes ..........................................................            (469)          (7,008)
   Change in assets and liabilities, net of acquisitions:
      Accounts receivable, net .............................................          (3,890)         (84,325)
      Inventories ..........................................................          (6,499)         (17,339)
      Prepaid expenses and other ...........................................          (3,023)          (8,709)
      Accounts payable and accrued and other liabilities ...................          (8,283)           2,765
      Income taxes payable .................................................         (14,199)          (5,471)
                                                                               -------------    -------------
Net cash provided by (used in) operating activities ........................          27,904          (65,482)
Cash flows used in investing activities:
   Acquisitions, net of cash acquired ......................................          (9,341)        (106,394)
   Purchase of the Wire Harness Business ...................................              --         (210,798)
   Capital expenditures ....................................................         (50,677)         (62,621)
                                                                               -------------    -------------
Net cash used in investing activities ......................................         (60,018)        (379,813)
Cash flows provided by (used in) financing activities:
   Equity proceeds (repurchases) ...........................................             (27)         864,834
   Distribution to stockholders ............................................              --          (16,213)
   Repayment of term loans outstanding under the Third Amended and
      Restated Credit Agreement, net of cash collateral ....................         (16,000)        (346,262)
   Borrowings under the Credit Agreement ...................................              --          150,000
   Net borrowings (repayments) of revolving loans under the Third Amended
      and Restated Credit Agreement ........................................          48,199         (179,301)
   Net repayments of other long-term obligations ...........................          (9,020)          (9,548)
   Financing costs .........................................................              --          (19,692)
   Net receipt from parent .................................................           2,328               48
                                                                               -------------    -------------
Net cash provided by financing activities ..................................          25,480          443,866
Net effect of exchange rate changes on cash ................................            (659)           1,035
                                                                               -------------    -------------
Net change in cash and cash equivalents ....................................          (7,293)            (394)
Cash and cash equivalents - beginning of the period ........................           9,335           22,839
                                                                               -------------    -------------
Cash and cash equivalents - end of the period ..............................   $       2,042    $      22,445
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems Inc. ("Viasystems") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems' Form 10-K and other filings made with the Securities and Exchange Commission.

Initial Public Offering

     On March 24, 2000, Viasystems Group, Inc. ("Group" together with Viasystems, the "Company"), the holding company parent of Viasystems, completed an initial public offering of 44,000,000 shares of common stock at $21.00 per share with net proceeds of $873,180. Viasystems used the proceeds contributed to it from the offering to fund the acquisition of the Wire Harness Business, to repay amounts outstanding under the Third Amended and Restated Credit Agreement and for general corporate purposes.

2. ACQUISITIONS

     In March 2000 the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,798. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to Group's initial public offering. Viasystems and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as if pooling basis", with the excess purchase price over book value acquired accounted for as a distribution to Group's stockholders.

Additionally, as the acquisition has been accounted for on an "as if pooling basis", Viasystems' condensed consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the previously reported results for the three and six months ended June 30, 1999 to the results in this Form 10-Q is as follows:

                                                        Three            Six
                                                    Months Ended    Months Ended
                                                    June 30, 1999   June 30, 1999
                                                    -------------   -------------
Net sales:
   As previously reported ........................   $    260,404    $    520,385
   Wire Harness Business .........................         52,478         102,140
                                                     ------------    ------------
                                                     $    312,882    $    622,525
                                                     ============    ============


Net income (loss):
   As previously reported ........................   $    (10,910)   $    (45,081)
   Wire Harness Business .........................          2,296           3,436
                                                     ------------    ------------
                                                     $     (8,614)   $    (41,645)
                                                     ============    ============

         In March 2000, the Company acquired Marconi Communications Inc.'s Network Components & Services European and China operations ("NC&S"), for a cash purchase price of approximately $115,000 (the "NC&S Acquisition"). Accordingly, the results of operations of NC&S since acquisition are included in the results of operations of Viasystems.

         The NC&S Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

         The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:

         Current assets.........................................................               $    71,321
         Property, plant and equipment..........................................                    19,868
         Goodwill...............................................................                    66,091
         Other non-current assets...............................................                    12,632
         Current liabilities....................................................                   (51,951)
         Non-current liabilities..................................................                  (2,961)
                                                                                               -----------
            Total...............................................................               $   115,000
                                                                                               ===========


         In June 2000, the Company acquired Top Line Electronics Corporation ("Top Line") by issuing 1,580,768 shares of Group's common stock (the "Top Line Acquisition"), preliminarily valued at $38,400. This is subject to adjustment based on (i) the performance of Top Line's business through July 31, 2000 and
(ii) the price of Group's common stock. Top Line, located in San Jose, California, offers design and prototype services, PCB assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Top Line since acquisition are included in the results of operations of Viasystems. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

         Included below is unaudited pro forma financial data setting forth condensed results of operations of Viasystems for the three and six months ended June 30, 1999 and 2000, as though the NC&S and Top Line acquisitions had occurred at January 1, 1999.


                                                             Three Months Ended       Six Months Ended
                                                                 June 30,                 June 30,
                                                          ----------------------   ----------------------
                                                            1999         2000         1999         2000
                                                          ---------    ---------   ---------    ---------
Net sales .............................................   $ 369,838    $ 382,078   $ 727,728    $ 834,684
Net income (loss) before extraordinary item ...........      (8,379)       4,177     (52,596)    (126,042)
Net income (loss) .....................................   $  (8,379)   $   4,177   $ (52,596)   $(157,238)


3. INVENTORIES

     The composition of inventories at June 30, 2000, is as follows:

         Raw materials...........................................................................   $   82,769
         Work-in-process.........................................................................       43,593
         Finished goods..........................................................................       67,585
                                                                                                    ----------
         Total...................................................................................   $  193,947
                                                                                                    ==========


4. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at June 30, 2000, is as follows:

Credit Agreement:
    Term facilities, net of cash collateral .......................   $  150,000
Senior Subordinated Notes due 2007 ................................      400,000
Series B Senior Subordinated Notes due 2007 .......................      100,000
Series B Senior Subordinated Notes due 2007, premium ..............        3,664
Chips Loan Notes ..................................................      285,312
Other debt ........................................................       27,528
                                                                      ----------
                                                                         966,504
Less: current maturities ..........................................       21,024
                                                                      ----------
                                                                      $  945,480
                                                                      ==========

Viasystems used a portion of the proceeds contributed to it from Group's initial public offering to repay all amounts due under the Third Amended and Restated Credit Agreement. At which time, Group, as guarantor, and Viasystems and certain subsidiaries, as borrowers, entered into a new senior credit agreement (the "Credit Agreement"). The Credit Agreement provides for (i) a $300,000 term loan facility consisting of (a) a $150,000 term loan (the "Term Loan B") and (b) a second $150,000 term loan (the "Chips Term Loan B"), (ii) $153,100 term loan facility (the "Chips Term Loan A" together with the Chips Term Loan B, the "Chips Term Loan") and (iii) a $175,000 revolving loan (the "Revolver").

The Chips Term Loan is an unfunded term loan facility that may be drawn upon by Viasystems so that it may satisfy the loan notes issued in connection with the acquisition of Interconnection Systems (Holdings) Limited ("ISL") (the "Chips Loan Notes"). Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of Viasystems and its subsidiaries.

         At June 30, 2000, Viasystems had $150,000 outstanding under the Term Loan B and $150,000 under the Chips Term Loan B. The $150,000 outstanding under the Chips Term Loan B has been fully cash collateralized. At June 30, 2000, Viasystems had no borrowings outstanding under the Revolver.

5. EXTRAORDINARY ITEM

         During the quarter ended March 31, 2000, Viasystems recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196 (net of income tax benefit of $0) related to deferred financing fees incurred on debt under the old credit agreement retired before maturity with proceeds received by it from Group's initial public offering.

6. NON-CASH COMPENSATION EXPENSE AND OTHER CHARGES

         In connection with Group's initial public offering, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, Viasystems recorded a one-time non-cash compensation expense charge of approximately $33,635 during the three months ended March 31, 2000.

         Also in connection with the initial public offering, Group reclassified each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This reclassification eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62,945 recorded during the three months ended March 31, 2000.

         Additionally, in connection with the initial public offering, Group terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, Group granted to an affiliate of HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7,771 recorded during the three months ended March 31, 2000.

7. BUSINESS SEGMENT INFORMATION

         Viasystems adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," during fiscal year 1999. Viasystems' chief operating decision-maker is the President/Chief Operating Officer. Based on the evaluation of financial information by the President/Chief Operating Officer, Viasystems operates in one business segment--the manufacture, testing, design and servicing of a full spectrum of PCBs, custom backpanel interconnect devices, wire harness and cable assemblies and electronic assembly services.

         Pertinent financial data by major geographic segments is as follows:


                                             Three Months Ended              Six Months Ended
                                                  June 30,                        June 30,
                                       ----------------------------    ----------------------------
                                           1999            2000            1999             2000
                                       ------------    ------------    ------------    ------------
Net sales:
   North America ..................    $    206,332    $    228,097    $    398,605    $    435,594
   Europe .........................         109,441          73,629         229,895         203,388
   Asia ...........................              --          62,129              --         113,660
   Eliminations ...................          (2,891)         (5,570)         (5,975)         (9,773)
                                       ------------    ------------    ------------    ------------
   Total ..........................    $    312,882    $    358,285    $    622,525    $    742,869
                                       ============    ============    ============    ============

Operating income (loss):
   North America ..................    $     29,669    $     14,662    $     53,177    $    (79,439)
   Europe .........................         (11,620)          3,078         (26,283)         (6,219)
   Asia ...........................              --           7,859              --          13,284
   Eliminations ...................              --              --              --              --
                                       ------------    ------------    ------------    ------------
   Total ..........................    $     18,049    $     25,599    $     26,894    $    (72,374)
                                       ============    ============    ============    ============


8. TRANSFER TO STOCKHOLDERS

         On March 29, 2000, Viasystems effected a transfer to Group, which in turn transferred to European PCB Group (Caymans) Limited ("Newco"), a company owned by certain of Group's stockholders, all the capital stock of certain businesses in Europe. As a result, NewCo consists primarily of the operations formerly conducted by Forward Group Plc ("Forward"), Zincocelere S.p.A. ("Zincocelere"), ISL and the PCB production facility of Ericsson Telecom AB ("Viasystems Sweden" or the "Ericsson Facility"). In consideration for the transfer, NewCo delivered notes payable to Viasystems for approximately $124,000 in the aggregate, which have been classified as a component of stockholders' equity. The notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes. The net assets transferred totaled $97,141, net of cash.


9. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Viasystems has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q.

         Viasystems has made forward-looking statements in this Form 10-Q, including the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, benefits resulting from the transactions completed and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or other similar expressions.

         Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. Viasystems does not have any intention or obligation to update forward-looking statements after distribution of this Form 10-Q.

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

GENERAL

         Viasystems is a leading worldwide provider of electronics manufacturing services, or EMS. Viasystems serves primarily the telecommunications and networking industries, which it believes to be the fastest-growing customer segments of the estimated $73 billion EMS market. Viasystems offers a wide range of products and services to original equipment manufacturers of electronic products. These products and services consist of the design and fabrication of PCBs, in particular highly complex multi-layered PCBs, the manufacture of custom-designed backpanel assemblies, the manufacture of complex PCB assemblies, the design and manufacture of wire harnesses and cable assemblies, the procurement and management of materials and the assembly and testing of our customers' complete systems and products.

DEVELOPMENT

         Viasystems was formed in 1996 by HMTF and Mills & Partners, Inc. to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of PCB fabricators and backpanel assemblers. Viasystems had no operations prior to the first acquisition in October 1996.

         During the past twenty-one months, Viasystems has broadened its focus to become a full-solution provider in the electronics manufacturing services industry. This change occurred as a result of the recognition that many of the next generation products in the telecommunications and networking industries require highly advanced PCBs and backpanel assemblies. As a result, management made a strategic decision to capitalize on Viasystems' capabilities and compete for the complete assembly of its customers' products that utilize our PCBs and backpanels.

         In connection with this initiative, Viasystems opened four new facilities in the later part of 1998. The four new facilities broadened the product offerings by expanding its backpanel assembly capabilities as well as adding full system assembly and test capabilities. In addition, in 1999 the Company consummated the acquisitions of PAGG and Kalex. The PAGG and Kalex acquisitions added PCB assembly capabilities and expanded its full system assembly and test capabilities. The acquisition of the Wire Harness Business in March 2000 added the design and manufacture of wire harnesses and cable assemblies to our capabilities. In 2000, Viasystems also enhanced its EMS capabilities with the acquisitions of NC&S and Top Line.

ACQUISITIONS

         A significant portion of our growth has been generated through acquisitions completed since 1996. Our business includes twelve acquired businesses; including the following acquisitions in 2000:

         o the purchase of the Wire Harness Business, a business engaged in the assembly of wire harness products, in the United States and Mexico, in March 2000, for $210.8 million cash;

         o the purchase of NC&S, a business engaged in electronic manufacturing services primarily to telecommunication customers with operations in the United Kingdom, Italy and China, in March 2000, for $115.0 million in cash; and

         o the purchase of Top Line, a business engaged in design and prototype services, PCB assembly, full system assembly and testing, in San Jose, California in June 2000, for 1,580,768 shares of Group's common stock (subject to adjustment based on (i) the performance of Top Line's business through July 31, 2000 and (ii) the price of Group's common stock).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net sales for the three months ended June 30, 2000, were $358.3 million, representing a $45.4 million, or 14.5% increase from the same period in 1999. The increase was primarily a result of acquisitions completed in 1999 and 2000, in addition to volume growth in the telecom/datacom industry, partially offset by the reduction in sales associated with the distribution of NewCo in March 2000.

         Cost of goods sold for the three months ended June 30, 2000, was $269.4 million, or 75.2% of sales compared to $229.9 million, or 73.5% of sales for the three months ended June 30, 1999. Cost of goods sold as a percent of net sales increased primarily due to costs incurred associated with the ramp-up of higher technology PCBs and backpanels in North America and Europe, costs associated with the Chinese capacity expansion and a higher percentage of EMS sales during the second quarter of 2000 which have lower margins.

         Selling, general and administrative expenses for the three months ended June 30, 2000, of $27.9 million increased by $3.2 million versus the comparable period in 1999. These costs increased primarily due to increases in general and administrative expenses related to certain acquisitions completed in 1999 and 2000, partially offset by a reduction in selling, general and administrative expenses associated with the distribution of NewCo in March 2000 and cost reduction activities undertaken by Viasystems.

         Other expense decreased $6.9 million, from $29.2 million for the quarter ended June 30, 1999 to $22.3 million for the same period of 2000, primarily due to reduced interest expense related to the recapitalization in connection with Group's initial public offering completed in March 2000.

         Depreciation and amortization decreased $4.9 million, from $40.3 million for the quarter ended June 30, 1999 to $35.4 million for the same period of 2000, primarily as a result of depreciation and amortization expense associated with the distribution of NewCo in March 2000. This decrease was partially offset by the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from certain acquisitions completed in 1999 and 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net sales for the six months ended June 30, 2000, were $742.9 million, representing a $120.3 million, or 19.3% increase from the same period in 1999. The increase was primarily a result of acquisitions completed in 1999 and 2000, in addition to volume growth in the telecom/datacom industry, partially offset by the reduction in sales associated with the distribution of NewCo in March 2000.

         Cost of goods sold for the six months ended June 30, 2000, was $572.7 million, or 77.1% of sales compared to $463.8 million, or 74.5% of sales for the six months ended June 30, 1999. Cost of goods sold as a percent of net sales increased primarily due to costs incurred associated with the ramp-up of higher technology PCBs and backpanels in North America and Europe, costs associated with the start-up of the Chinese capacity expansion and a higher percentage of EMS sales in 2000 which have lower margins.

         Selling, general and administrative expenses (excluding one-time non-cash charges of $104.4 million in March 2000, as described below) for the six months ended June 30, 2000 of $62.1 million increased by $7.9 million versus the comparable period in 1999. These costs increased primarily due to increases in general and administrative expenses related to certain acquisitions completed in 1999 and 2000. These increases were partially offset by the reduction in expenses associated with the distribution of NewCo in March 2000 and cost containment efforts resulting from headcount reductions made at our corporate offices in 1999.

         In connection with the initial public offering in March 2000, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, Viasystems recorded a one-time non-cash compensation expense charge of approximately $33.6 million during the three months ended March 31, 2000.

         Also in connection with Group's initial public offering in March 2000, Group reclassified each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This reclassification eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62.9 million recorded during the three months ended March 31, 2000.

         Additionally, in connection with Group's initial public offering in March 2000, Group terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, Group granted to an affiliate of HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7.8 million recorded during the three months ended March 31, 2000.

         Other expense increased $4.8 million, from $57.8 million for the six months ended June 30, 1999 to $62.6 million for the same period of 2000, primarily due to increased interest expense related to the debt financing incurred to fund the August 1999 acquisition of Kalex, partially offset by reduced interest expense in second quarter 2000 related to the recapitalization completed in connection with Group's initial public offering in March 2000.

         Depreciation and amortization decreased $1.6 million, from $77.7 million for the six months ended June 30, 1999 to $76.1 million for the same period of 2000, primarily as a result of depreciation and amortization expense associated with the distribution of Newco in March 2000. This decrease was offset by the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from certain acquisitions completed in 1999 and 2000.

         During 1999, Viasystems recorded a one-time non-cash cumulative effect of a change in accounting principle of $18.4 million (net of $6.7 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

         During the quarter ended March 31, 2000, Viasystems recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million (net of $0 income tax benefit) related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds received by it from Group's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Viasystems expects its primary sources of cash will be cash on hand, cash from operating activities and Revolver borrowings under the Credit Agreement. Viasystems' principal liquidity requirements will be for debt service requirements, working capital needs and capital expenditures. In addition, the potential for acquisitions of other businesses by the Company in the future likely may require additional debt and/or equity financing.

         Net cash used in operating activities was $65.5 million for the six months ended June 30, 2000, compared to net cash provided by operating activities of $27.9 million for the same period in 1999. The decrease in net cash provided by operating activities relates primarily to an increase in revenues, timing of receipts from certain major customers and investments in inventories.

         Net cash used in investing activities was $379.8 million for the six months ended June 30, 2000, compared to $60.0 million for the six months ended June 30, 1999. In 2000, net cash used in investing activities included $317.2 million related to the acquisitions of the Wire Harness Business, NC&S and Top Line with the remainder related to capital expenditures. The net cash used in investing activities for the first half of 1999 included $9.3 million related to the PAGG Acquisition with the remainder used for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         At June 30, 2000, approximately $435.3 million of Viasystems' long-term debt, specifically borrowings outstanding under the Credit Agreement and the Chips Loan Notes, bear interest at variable rates. Accordingly, Viasystems' earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that Viasystems' interest expense for the three and six months ended June 30, 2000, would have increased by approximately $2.2 million and $4.4 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate Viasystems' exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the quarter ended June 30, 2000, Group issued an aggregate of 1,580,768 shares of its common stock in exchange for all of the outstanding capital stock of Top Line Electronics Corporation. The shares were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933, as amended. The terms and conditions of such issuances were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Certificate of Incorporation of Viasystems, Inc. (incorporated by reference to exhibit 3.1 to the Registration Statement filed by Viasystems on Form S-1, Registration No. 333-29727).

                  3.2 Bylaws of Viasystems, Inc. (incorporated by reference to exhibit 3.2 to the Registration Statement filed by Viasystems on Form S-1, Registration No. 333-29727).

                  27.1     Financial Data Schedule of Viasystems, Inc.*

         (b)      Reports on Form 8-K
                  None.



----------
*Filed herewith

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        VIASYSTEMS, INC.

Dated:  August 10, 2000                 By:   /s/ David M. Sindelar
                                           ------------------------------------
                                        Name:  David M. Sindelar
                                        Title: Senior Vice President and
                                               Chief Financial Officer

                                        By:   /s/ Joseph S. Catanzaro
                                           ------------------------------------
                                        Name:  Joseph S. Catanzaro
                                        Title: Senior Vice President - Finance
                                               and Chief Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  3.1       Certificate of Incorporation of Viasystems, Inc. (incorporated by reference to exhibit 3.1 to the Registration Statement filed by
            Viasystems on Form S-1, Registration No. 333-29727).

  3.2 Bylaws of Viasystems, Inc. (incorporated by reference to exhibit 3.2 to the Registration Statement filed by Viasystems on Form S-1, Registration No. 333-29727).

 27.1       Financial Data Schedule of Viasystems, Inc.*