Form 10-Q
period 2000-09-30
VIASYSTEMS INC
filed 2000-11-14
CIK 1041380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------

                                    001-15755
                            (Commission File Number)

                                VIASYSTEMS, INC.
               (Exact name of Registrant as specified in charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   75-2668620
                      (I.R.S. Employer Identification No.)

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

                                YES [X] NO [ ]

As of October 9, 2000, there were 1,000 shares of Viasystems, Inc.'s Common Stock outstanding. Viasystems, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems, Inc. & Subsidiaries

      Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000.............   2
      Condensed Consolidated Statements of Operations and Comprehensive Income for the
          three and nine months ended September 30, 1999 and 2000......................................   3
      Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1999 and 2000..................................................................   4
      Notes to Condensed Consolidated Financial Statements.............................................   5

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.......  11

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................................................  14

SIGNATURES.............................................................................................  15

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         December 31,   September 30,
                                                                             1999           2000
                                                                         ------------   -------------
                                                                                        (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents .......................................   $    22,839    $    51,453
     Accounts receivable, net ........................................       236,455        273,787
     Inventories .....................................................       176,125        202,950
     Prepaid expenses and other ......................................        51,010         88,359
                                                                         -----------    -----------
        Total current assets .........................................       486,429        616,549
Property, plant and equipment, net ...................................       482,144        427,067
Intangibles, net and other assets ....................................       340,653        360,993
                                                                         -----------    -----------
        Total assets .................................................   $ 1,309,226    $ 1,404,609
                                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations .....................   $    27,851    $    17,533
     Accounts payable ................................................       187,632        197,795
     Accrued and other liabilities ...................................       133,563        133,421
     Income taxes payable ............................................        25,163         21,114
                                                                         -----------    -----------
        Total current liabilities ....................................       374,209        369,863
     Long-term obligations, less current maturities ..................     1,334,672        984,689
     Other long-term liabilities .....................................        96,319         31,571
Stockholders' equity (deficit):
     Common stock ....................................................            --             --
     Contributed capital .............................................       706,125      1,502,922
     Note due from affiliate .........................................            --       (114,814)
     Accumulated deficit .............................................    (1,178,954)    (1,328,556)
     Accumulated other comprehensive loss ............................       (23,145)       (41,066)
                                                                         -----------    -----------
        Total stockholders' equity (deficit) .........................      (495,974)        18,486
                                                                         -----------    -----------
        Total liabilities and stockholders' equity (deficit) .........   $ 1,309,226    $ 1,404,609
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                  September 30,
                                                                    --------------------------    --------------------------
                                                                        1999           2000           1999           2000
                                                                    -----------    -----------    -----------    -----------
Net sales .......................................................   $   316,396    $   406,504    $   938,921    $ 1,149,373
Operating expenses:
    Cost of goods sold ..........................................       245,695        308,855        709,482        881,554
    Selling, general and administrative (including
      one-time  non-cash compensation charges of $104,351 in
    March 2000) .................................................        31,315         28,489         85,507        194,960
    Depreciation ................................................        31,108         23,114         83,543         74,892
    Amortization ................................................        17,722         11,259         42,939         35,554
    Write-off of acquired in-process R&D ........................        17,600             --         17,600             --
                                                                    -----------    -----------    -----------    -----------
         Operating income (loss) ................................       (27,044)        34,787           (150)       (37,587)
Other expense (income):
    Interest expense ............................................        32,675         23,082         85,858         82,345
    Amortization of deferred financing costs ....................         1,658            885          4,741          3,534
    Other, net ..................................................         2,164           (379)         3,730            268
                                                                    -----------    -----------    -----------    -----------
Income (loss) before income taxes and cumulative effect of
    a change in accounting principle and extraordinary item .....       (63,541)        11,199        (94,479)      (123,734)
Provision (benefit) for income taxes ............................       (16,836)         1,680        (24,572)        (5,328)
                                                                    -----------    -----------    -----------    -----------
Net income (loss) before cumulative effect of a change in
    accounting principle and extraordinary item .................       (46,705)         9,519        (69,907)      (118,406)
Cumulative effect on prior years - write-off of start-up
    costs, net of income tax benefit of $6,734 ..................            --             --         18,443             --
Extraordinary item - loss on early extinguishment of debt,
    net of income tax benefit of $0 .............................            --             --             --         31,196
                                                                    -----------    -----------    -----------    -----------
Net income (loss) ...............................................       (46,705)         9,519        (88,350)      (149,602)
Other comprehensive income (loss):
    Foreign currency translation adjustments ....................        21,489        (13,539)       (17,144)       (17,921)
                                                                    -----------    -----------    -----------    -----------
Comprehensive loss ..............................................   $   (25,216)   $    (4,020)   $  (105,494)   $  (167,523)
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                    September 30,
                                                                              --------------------------
                                                                                 1999           2000
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss ..................................................................   $   (88,350)   $  (149,602)
Adjustments to reconcile net loss to net cash from operating activities:
   Write-off of acquired in-process research and development ..............        17,600             --
   Depreciation and amortization ..........................................       126,482        110,446
   Amortization of deferred financing costs ...............................         4,741          3,534
   Investment income earned from joint venture ............................            --         (1,421)
   Cumulative effect of a change in accounting principle -
      write-off of start-up costs .........................................        25,177             --
   Non-cash compensation charges ..........................................            --        104,351
   Extraordinary item - loss on early extinguishment of debt ..............            --         31,196
   Deferred taxes .........................................................       (31,355)        (8,300)
   Change in assets and liabilities, net of acquisitions:
      Accounts receivable, net ............................................       (24,067)       (91,690)
      Inventories .........................................................        (7,993)       (30,030)
      Prepaid expenses and other ..........................................        (1,973)        (8,497)
      Accounts payable and accrued and other liabilities ..................       (16,659)        42,309
      Income taxes payable ................................................         1,358         (2,203)
                                                                              -----------    -----------
Net cash provided by operating activities .................................         4,961             93
Cash flows from investing activities:
   Acquisitions, net of cash acquired .....................................      (313,843)      (355,908)
   Capital expenditures ...................................................       (87,034)       (95,263)
                                                                              -----------    -----------
Net cash used in investing activities .....................................      (400,877)      (451,171)
Cash flows from financing activities:
   Equity proceeds, net ...................................................       198,077        864,834
   Distribution to stockholders ...........................................            --        (16,213)
   Net borrowings (repayments) of term loans outstanding under the Third
     Amended and Restated Credit Agreement, net of cash collateral ........       264,875       (346,262)
   Borrowings under the Credit Agreement ..................................            --        150,000
   Net borrowings (repayments) of revolving loans under the Third Amended
     and Restated Credit Agreement ........................................        50,307       (139,501)
   Chips Term Loan - cash collateral ......................................       (89,875)            --
   Net repayments of other long-term obligations ..........................       (10,880)       (13,387)
   Financing costs ........................................................        (7,706)       (19,692)
   Net receipt from parent ................................................         1,623             48
                                                                              -----------    -----------
Net cash provided by financing activities .................................       406,421        479,827
Net effect of exchange rate changes on cash ...............................          (839)          (135)
                                                                              -----------    -----------
Net change in cash and cash equivalents ...................................         9,666         28,614
Cash and cash equivalents - beginning of the period .......................         9,335         22,839
                                                                              -----------    -----------
Cash and cash equivalents - end of the period .............................   $    19,001    $    51,453
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems, Inc. ("Viasystems") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems' Form 10-K and other filings made with the Securities and Exchange Commission.

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

2. ACQUISITIONS

     In March 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,798. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to Group's initial public offering. Viasystems and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as if pooling basis", with the excess purchase price over book value acquired accounted for as a distribution to Group's stockholders. Additionally, as the acquisition has been accounted for on an "as if pooling basis", Viasystems' condensed consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the results of Viasystems before the as if pooling of the Wire Harness Business results for the three and nine months ended September 30, 1999 and the nine months ended September 30, 2000 to the results in this Form 10-Q is as follows:

                                                             Nine Months Ended
                                          Three                September 30,
                                       Months Ended      --------------------------
                                    September 30, 1999      1999           2000
                                    ------------------   -----------    -----------
Net sales:
   Before as if pooling ...........   $       270,096    $   790,481    $ 1,099,517
   Wire Harness Business ..........            46,300        148,440         49,856
                                      ---------------    -----------    -----------
                                      $       316,396    $   938,921    $ 1,149,373
                                      ===============    ===========    ===========

Net income (loss):
   Before as if pooling ...........   $       (48,186)   $   (93,267)   $  (153,532)
   Wire Harness Business ..........             1,481          4,917          3,930
                                      ---------------    -----------    -----------
                                      $       (46,705)   $   (88,350)   $  (149,602)
                                      ===============    ===========    ===========

     In March 2000, the Company acquired Marconi Communications Inc.'s Network Components & Services European and China operations ("NC&S"), for a purchase price of approximately $117,595 (the "NC&S Acquisition"). The results of operations of NC&S since acquisition are included in the results of operations of Viasystems.

     The NC&S Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:

         Current assets.........................................................               $    71,321
         Property, plant and equipment..........................................                    19,868
         Goodwill...............................................................                    68,968
         Other non-current assets...............................................                    12,632
         Current liabilities....................................................                   (52,233)
         Non-current liabilities..................................................                  (2,961)
                                                                                               -----------
            Total...............................................................               $   117,595
                                                                                               ===========

     In June 2000, the Company acquired Top Line Electronics Corporation ("Top Line") by issuing 1,580,737 shares of Group's common stock (the "Top Line Acquisition"), preliminarily valued at $23,294. The value was determined by using a stock price calculated by averaging the daily stock price for a period of time prior to and subsequent to the announcement date of the acquisition. This is subject to the issuance of additional shares based on (i) the performance of Top Line's business through July 31, 2000 and (ii) the price of Group's common stock for the months of January and February 2001. Top Line, located in San Jose, California, offers design and prototype services, PCB assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Top Line since acquisition are included in the results of operations of Viasystems. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     Included below is unaudited pro forma financial data setting forth condensed results of operations of Viasystems for the nine months ended September 30, 1999 and 2000, as though the acquisitions of NC&S and Top Line had occurred at January 1, 1999.

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             ---------------------------------
                                                                                   1999                2000
                                                                             --------------       ------------
Net sales.........................................................           $    1,105,460       $  1,241,188
Net loss before extraordinary item................................                  (98,209)          (116,523)
Net loss..........................................................                  (98,209)          (147,719)

     On September 29, 2000, the Company acquired Lucent Technologies' Rouen Global Provising Center ("Rouen") for a cash purchase price of approximately $48,000 (the "Rouen Acquisition"). Rouen, located in Rouen, France, manufactures network transmission and radio frequency equipment. Accordingly, the balance sheet of Rouen is included in Viasystems' consolidated balance sheet. Rouen's results of operations will be included in the fourth quarter results of operations of Viasystems.

3. INVENTORIES

     The composition of inventories at September 30, 2000, is as follows:

         Raw materials...........................................................................   $    97,823
         Work-in-process.........................................................................        46,842
         Finished goods..........................................................................        58,285
                                                                                                    -----------
         Total...................................................................................   $   202,950
                                                                                                    ===========

4. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at September 30, 2000, is as follows:

     Credit Agreement:
         Term facilities, net of cash collateral................................................    $   150,000
         Revolver...............................................................................         39,800
     Senior Subordinated Notes due 2007.........................................................        400,000
     Series B Senior Subordinated Notes due 2007................................................        100,000
     Series B Senior Subordinated Notes due 2007, premium.......................................          3,566
     Chips Loan Notes...........................................................................        285,312
     Other debt.................................................................................         23,544
                                                                                                    -----------
                                                                                                      1,002,222
     Less: current maturities...................................................................         17,533
                                                                                                    -----------
                                                                                                    $   984,689
                                                                                                    ===========

     Viasystems used a portion of the proceeds contributed to it from Group's initial public offering to repay all amounts due under the Third Amended and Restated Credit Agreement. At which time, Group as guarantor, and Viasystems and certain subsidiaries, as borrowers, entered into a new senior credit agreement (the "Credit Agreement"). The Credit Agreement provides for (i) a $300,000 term loan facility consisting of (a) a $150,000 term loan (the "Term Loan B") and (b) a second $150,000 term loan (the "Chips Term Loan B"), (ii) $153,100 term loan facility (the "Chips Term Loan A" together with the Chips Term Loan B, the "Chips Term Loan") and (iii) a $175,000 revolving loan (the "Revolver"). The Chips Term Loan is an unfunded term loan facility that may be drawn upon by Viasystems so that it may satisfy the loan notes issued in connection with the acquisition of Interconnection Systems (Holdings) Limited ("ISL") (the "Chips Loan Notes"). Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of Viasystems and its subsidiaries.

     At September 30, 2000, Viasystems had $150,000 outstanding under the Term Loan B and $150,000 under the Chips Term Loan B. The $150,000 outstanding under the Chips Term Loan B has been fully cash collateralized. At September 30, 2000, Viasystems had $39.8 million outstanding under the Revolver.

5. EXTRAORDINARY ITEM

     During the nine months ended September 30, 2000, Viasystems recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196 (net of income tax benefit of $0) related to deferred financing fees incurred on debt under the old credit agreement retired before maturity with proceeds received by it from Group's initial public offering.

6. NON-CASH COMPENSATION EXPENSE AND OTHER CHARGES

     In connection with Group's initial public offering, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, Viasystems recorded a one-time non-cash compensation expense charge of approximately $33,635 during the nine months ended September 30, 2000.

     Also in connection with the initial public offering, Group converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62,945 recorded during the nine months ended September 30, 2000.

     Additionally, in connection with the initial public offering, Group terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, Group granted to an affiliate of HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7,771 recorded during the nine months ended September 30, 2000.

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

     Pertinent financial data by major geographic segments is as follows:


                                      Three Months Ended            Nine Months Ended
                                        September 30,                 September 30,
                                 --------------------------    --------------------------
                                     1999           2000           1999           2000
                                 -----------    -----------    -----------    -----------
Net sales:
   North America .............   $   182,866    $   271,041    $   574,951    $   705,547
   Europe ....................       105,377         70,592        339,809        273,980
   Asia ......................        31,298         71,846         33,281        186,594
   Eliminations ..............        (3,145)        (6,975)        (9,120)       (16,748)
                                 -----------    -----------    -----------    -----------
   Total .....................   $   316,396    $   406,504    $   938,921    $ 1,149,373
                                 ===========    ===========    ===========    ===========

Operating income (loss):
   North America .............   $     9,138    $    22,185    $    62,218    $   (57,270)
   Europe ....................       (19,883)         2,234        (46,506)        (3,985)
   Asia ......................       (16,299)        10,368        (15,862)        23,668
   Eliminations ..............            --             --             --             --
                                 -----------    -----------    -----------    -----------
   Total .....................   $   (27,044)   $    34,787    $      (150)   $   (37,587)
                                 ===========    ===========    ===========    ===========

8. TRANSFER TO STOCKHOLDERS

     On March 29, 2000, Viasystems effected a transfer to Group, which in turn transferred to European PCB Group (Caymans) Limited ("NewCo"), a company owned by certain of Group's stockholders, of all the capital stock of certain businesses in Europe. As a result, NewCo consists primarily of the operations formerly conducted by Forward Group Plc ("Forward"), Zincocelere S.p.A. ("Zincocelere"), ISL and the PCB production facility of Ericsson Telecom AB ("Viasystems Sweden" or the "Ericsson Facility"). In consideration for the transfer, NewCo delivered notes payable to Viasystems for approximately $124,000 in the aggregate, which have been classified as a component of stockholders' equity. The notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes. The net assets transferred totaled $97,141, net of cash.

9. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. However, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" in June 1999, which defers the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. Viasystems has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income. In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". At this time, the financial impact, if any, of SAB No. 101, has not been quantified. In March 2000, the FASB issued FASB Interpretation No. 44, an interpretation of APB Opinion No. 25. The financial impact, if any, of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", has not been quantified.

10. SUBSEQUENT EVENTS

     On October 6, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Laughlin-Wilt Group, Inc., a business engaged in design and prototype services for printed circuit boards, printed circuit board assembly, full system assembly and testing, in Beaverton, Oregon and Orange County, California for approximately 3,600,000 shares of Group's common stock and $9.0 million in cash, plus the assumption of outstanding indebtedness.

     While the Laughlin-Wilt acquisition is expected to close in the fourth quarter of 2000, the Company cannot be assured that the closing will occur at that time or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q.

     Viasystems has made forward-looking statements in this Form 10-Q, including this section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, benefits resulting from the transactions completed and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or other similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be put on any forward-looking statements. Viasystems does not have any intention or obligation to update forward-looking statements after distribution of this Form 10-Q.

     Many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our relationship with unionized employees, risk associated with our acquisition strategy, our substantial indebtedness, and control by Group's largest stockholders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Net sales for the three months ended September 30, 2000, were $406.5 million, representing a $90.1 million, or 28.5% increase from the same period in 1999. The increase was primarily due to volume growth in the telecom/datacom industry and a result of acquisitions completed in 1999 and 2000, partially offset by the reduction in sales associated with the distribution of NewCo in March 2000.

     Cost of goods sold for the three months ended September 30, 2000, was $308.9 million, or 76.0% of sales compared to $245.7 million, or 77.7% of sales for the three months ended September 30, 1999. Cost of goods sold as a percent of net sales decreased primarily as a result of the distribution of NewCo in March 2000. This decrease was partially offset by a higher percentage of EMS sales in 2000, which have lower margins.

     Selling, general and administrative expenses for the three months ended September 30, 2000, of $28.5 million decreased by $2.8 million versus the comparable period in 1999. These costs decreased primarily due to a reduction in selling, general and administrative expenses associated with the distribution of NewCo in March 2000 and cost reduction activities undertaken by Viasystems, partially offset by increases in general and administrative expenses related to certain acquisitions completed in 1999 and 2000.

     Other expense decreased $12.9 million, from $36.5 million for the quarter ended September 30, 1999 to $23.6 million for the same period of 2000, primarily due to reduced interest expense related to the recapitalization in connection with Group's initial public offering completed in March 2000.

     Depreciation and amortization decreased $14.4 million, from $48.8 million for the quarter ended September 30, 1999 to $34.4 million for the same period of 2000, primarily as a result of depreciation and amortization expense associated with the distribution of NewCo in March 2000. This decrease was partially offset by the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from certain acquisitions completed in 1999 and 2000.

     During the three months ended September 30, 1999, Viasystems recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the acquisition of the printed circuit board manufacturing division ("Kalex") of Termbray Industries International (Holdings) Limited.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net sales for the nine months ended September 30, 2000, were $1.1 billion, representing a $210.5 million, or 22.4% increase from the same period in 1999. The increase was primarily due to volume growth in the telecom/datacom industry and a result of acquisitions completed in 1999 and 2000, partially offset by the reduction in sales associated with the distribution of NewCo in March 2000.

     Cost of goods sold for the nine months ended September 30, 2000, was $881.6 million, or 76.7% of sales compared to $709.5 million, or 75.6% of sales for the nine months ended September 30, 1999. Cost of goods sold as a percent of net sales increased primarily due to costs incurred associated with the ramp-up of higher technology PCBs and backpanels in North America and Europe, costs associated with the start-up of the Chinese capacity expansion and a higher percentage of EMS sales in 2000 which have lower margins.

     Selling, general and administrative expenses (excluding one-time non-cash charges of $104.4 million in March 2000, as described below) for the nine months ended September 30, 2000, of $90.6 million increased by $5.1 million versus the comparable period in 1999. These costs increased primarily due to increases in general and administrative expenses related to certain acquisitions completed in 1999 and 2000. These increases were partially offset by a reduction in expenses associated with the distribution of NewCo in March 2000 and cost containment efforts resulting from headcount reductions made at our corporate offices in 1999.

     In connection with the initial public offering in March 2000, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, Viasystems recorded a one-time non-cash compensation expense charge of approximately $33.6 million during the nine months ended September 30, 2000.

     Also in connection with Group's initial public offering in March 2000, Group converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $63 million recorded during the nine months ended September 30, 2000.

     Additionally, in connection with Group's initial public offering in March 2000, Group terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, Group granted to an affiliate of HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7.8 million recorded during the nine months ended September 30, 2000.

     Other expense decreased $8.2 million, from $94.3 million for the nine months ended September 30, 1999 to $86.1 million for the same period of 2000, primarily due to the recapitalization completed in connection with Group's initial public offering in March 2000.

     Depreciation and amortization decreased $16.1 million, from $126.5 million for the nine months ended September 30, 1999 to $110.4 million for the same period of 2000, primarily as a result of depreciation and amortization expense associated with the distribution of Newco in March 2000. This decrease was offset by the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from certain acquisitions completed in 1999 and 2000.

     During 1999, Viasystems recorded a one-time non-cash cumulative effect of a change in accounting principle of $18.4 million (net of $6.7 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

     During the nine months ended September 30, 1999, Viasystems recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the acquisition of Kalex.

     During the nine months ended September 30, 2000, Viasystems recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million (net of $0 income tax benefit) related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from Group's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Viasystems expects that its principal liquidity requirements over the next twelve months will be for debt service requirements, working capital needs and capital expenditures. Viasystems expects its primary sources of cash during such time will be cash on hand, cash from operating activities and Revolver borrowings under the Credit Agreement, which Viasystems believes will be sufficient to meet such liquidity needs during the next twelve months. However, the potential for acquisitions of other businesses by the Company in the future likely may require additional debt and/or equity financing.

     Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2000, compared to net cash provided by operating activities of $5.0 million for the same period in 1999. The decrease in net cash provided by operating activities relates primarily to the timing of receipts from certain major customers and investments in inventories partially offset by the timing of payments to vendors.

     Net cash used in investing activities was $451.2 million for the nine months ended September 30, 2000, compared to $400.9 million for the nine months ended September 30, 1999. In 2000, net cash used in investing activities included $355.9 million related to the acquisitions of the Wire Harness Business, NC&S, Top Line and Rouen with the remainder related to capital expenditures. The net cash used in investing activities for the nine months ended September 30, 1999 included $313.8 million related to the acquisitions of PAGG Corporation ("PAGG") and Kalex with the remainder used for capital expenditures.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 3.1 Certificate of Incorporation of Viasystems, Inc. (incorporated by reference to exhibit 3.1 to the Form 10-Q of the Registration Statement filed by Viasystems on Form S-1, Registration No. 333-29727).

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


                                        VIASYSTEMS, INC.

Dated:  October 23, 2000                By:
                                               /s/ David M. Sindelar
                                           ------------------------------------
                                        Name:  David M. Sindelar
                                        Title: Senior Vice President and
                                               Chief Financial Officer

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  3.1          Certificate of Incorporation of Viasystems, Inc. (incorporated by reference to exhibit 3.1 to the Form 10-Q of the Registration
               Statement filed by Viasystems on Form S-1, Registration No.
               333-29727).

  3.2          Bylaws of Viasystems, Inc. (incorporated by reference to exhibit
               3.2 to the Registration Statement filed by Viasystems on Form
               S-1, Registration No. 333-29727).

 27.1          Financial Data Schedule of Viasystems, Inc.*

----------
* Filed herewith