Form 10-K405
period 2000-12-31
VIASYSTEMS INC
filed 2001-03-23
CIK 1041380

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   333-29727
                            (Commission File Number)

                                VIASYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       43-1777252
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AT
                    CLASS                                      MARCH 22, 2001
                    -----                                      --------------
                Common Stock                                        1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                        CAUTIONARY STATEMENTS CONCERNING
                           FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Annual Report on Form 10-K ("Report"), including the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or other similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Report.

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our relationship with unionized employees, risks associated with our acquisition strategy, our substantial indebtedness and other factors.

ITEM 1. BUSINESS

GENERAL

     We are a leading worldwide independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the telecommunications and networking industries. We offer EMS solutions to OEMs that outsource the design and manufacture of their products. Our products and services consist of the following:

     - the design and fabrication of printed circuit boards, in particular highly complex, multi-layered printed circuit boards;

     - the manufacture of complex printed circuit board assemblies;

     - the manufacture of custom-designed backpanel assemblies;

     - the design and manufacture of wire harnesses and custom cable assemblies;

     - the design and manufacture of custom enclosures;

     - the design and manufacture of power supply systems for telecommunications systems;

     - the design and manufacture of thermal management systems used in custom enclosures;

     - the procurement and management of materials; and

     - the assembly and testing of our customers' complete systems and products.

     By designing and manufacturing highly complex, multi-layered printed circuit boards and custom-designed backpanel assemblies, we are able to gain early access to our customers' new product designs. This access gives us an opportunity to use our printed circuit board and backpanel capabilities to capture the full assembly of our customers' products at the design stage of their product development cycle.

     Our customer base primarily consists of OEMs in the telecommunications and networking industries. We currently are a supplier to over 50 OEMs, including industry leaders: Alcatel, Cisco Systems, Harris, Intel, Lucent Technologies, Marconi Communications, Nortel, Siemens, Sun Microsystems and Tellabs. For the year ended December 31, 2000, approximately 62% of our revenues were from telecommunications and networking customers. The products we manufacture include, or can be found in, a wide array of products including switching and transmission equipment, wireless base stations, workstations, servers and data networking equipment including hubs, routers and switches.

     Our revenues for the year ended December 31, 2000, were approximately $1.6 billion. We operate 34 manufacturing facilities located in the United States, Canada, Mexico, the United Kingdom, France, Italy, Denmark, The Netherlands, China and Puerto Rico.

     We were incorporated in Delaware in April 1997 and are headquartered in St. Louis, Missouri. The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105 and our telephone number at that location is (314) 727-2087. We are a wholly owned subsidiary of Viasystems Group, Inc. ("Group"). We can also be reached at our web site www.viasystems.com.

PRODUCTS AND SERVICES

     Our offering of products and services includes the following:

          Design and Prototyping Services. We provide comprehensive front-end engineering services, including full enclosure design, circuit board layout and related design services leading to efficient manufacturing and delivery. We offer quick-turn prototyping, which is the rapid production of a new product sample. Our quick-turn prototype service allows us to provide small test quantities to our customers' product development groups. Our participation in product design and prototyping allows us to reduce our customers' manufacturing costs and their time-to-market and time-to-volume. These services enable us to strengthen our relationships with customers that require advanced engineering services. In addition, by working closely with customers throughout the development and manufacturing process, we gain insight into their future product requirements.

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

          Printed Circuit Board Assembly. Our manufacturing operations include the placement of electronic parts onto printed circuit boards as well as the manufacture of complete electronics products. As OEMs seek to provide greater functionality in smaller products, they require more sophisticated systems assembly technologies and processes. Our investment in advanced manufacturing equipment and our experience with the latest technologies enable us to offer a variety of complex systems assembly services. We offer testing of assembled printed circuit boards and testing of all of the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests, functional tests and environmental stress tests of board or system assemblies.

          Custom Enclosures. We specialize in the manufacture of custom designed chassis and enclosures primarily used in the electronics, telecommunications and computer industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with reduced manufacturing costs and shortened time-to-market throughout a product's life cycle. Custom metal enclosure fabrication takes place in four countries on three continents, central to our OEM customers' various points of manufacture.

          Wire Harnesses and Cable Assemblies. A wire harness and cable assembly is an assembly of wires with connectors and terminals attached to their ends that transmits electricity between two or more points. Our capability to provide wire harness and cable assembly components complements our vertically integrated approach to providing our OEM customers a complete EMS solution. We are one of the leading suppliers of wire harnesses and cable assemblies for use in household appliances. Due to the similar process technology utilized in the manufacture of wire harnesses and cable assemblies for telecommunications and networking products to that utilized in the manufacture of wire harnesses for use in household appliances, we leverage this expertise to enhance the value of the products and services we supply to our OEM customers in the telecommunications and networking industries.

          Full System Assembly and Test. We provide full system assembly services to OEMs. These services require sophisticated logistics capabilities and supply chain management capabilities to rapidly procure components, assemble products, perform complex testing and deliver products to end users around the world. Our full system assembly services involve combining custom metal enclosures, power supply systems, thermal management systems (provided through our joint venture in Spartanburg, South Carolina and Skive, Denmark) and a wide range of subassemblies, including printed circuit board assembly. We also employ advanced testing techniques to various subassemblies and final end products. Increasingly, OEMs require custom build-to-order system solutions with very short lead times. We are focused on exploiting this trend through our advanced supply chain management capabilities.

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

          Supply Chain Management. Effective management of the supply chain is critical to the success of OEMs as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory. Our global supply chain organization works with customers and suppliers to meet production requirements and procure materials. We utilize our enterprise resource planning systems to optimize inventory management.

WHERE YOU CAN FIND MORE INFORMATION

     We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). Any reports, statements or other information filed by us may be read and copied at the SEC's public reference room, at 450 Fifth Street NW, Washington, DC, as well as at public reference rooms in New York, NY and Chicago, IL. For further information on public reference rooms, call 1 (800) SEC-0330. Our filings are also available to the public from commercial retrieval services and at the Internet web site maintained by the SEC at http:/www.SEC.gov.

ITEM 2. PROPERTIES

     In addition to our executive offices in St. Louis, Missouri, as of February 28, 2001, we operate 34 principal manufacturing and research facilities, including one through a joint venture, located in nine different countries with a total area of approximately 7.4 million square feet. We believe our plants and equipment include state-of-the-art technology and are well maintained. We believe that our existing facilities, together with facilities expansions and upgrades that are in process or that we are currently evaluating, are adequate to meet our reasonably foreseeable requirements for at least the next two years. We continually evaluate our expected future facilities requirements.

     Some of our owned facilities are subject to mortgages under our senior credit facility. See our consolidated financial statements contained elsewhere in this Report.

                                               SIZE           TYPE OF
LOCATION                                 (APPROX. SQ. FT.)    INTEREST   DESCRIPTION OF PRODUCTS/SERVICES PROVIDED
--------                                 -----------------    --------   -----------------------------------------
UNITED STATES
Richmond, Virginia.....................        726,000       Owned       Printed circuit board fabrication,
                                                                         backpanel assembly and full system
                                                                           assembly
Bucyrus, Ohio..........................         47,000       Leased(1)   Wire harness and cable assembly
El Paso, Texas.........................         96,000       Leased(2)   Wire harness and cable assembly
San German, Puerto Rico................        199,000       Leased(3)   Printed circuit board fabrication
Columbus, Ohio.........................         35,000       Leased(4)   Full system assembly
Beaverton, Oregon......................         75,000       Leased(5)   Full system assembly
Milford, Massachusetts.................        108,000       Leased(6)   Full system assembly
San Jose, California...................         64,000       Owned       Full system assembly
San Jose, California...................         60,000       Leased(7)   Full system assembly
Mishawaka, Indiana.....................         38,000       Owned       Wire harness and cable assembly
Orange County, California..............         33,000       Leased(8)   Full system assembly
Spartanburg, South Carolina............         30,000       *           Manufacture of thermal management systems
Milwaukee, Wisconsin...................        322,000       Leased(9)   Custom metal enclosure fabrication
CANADA
Pointe-Claire (Montreal), Quebec.......        168,000       Owned       Printed circuit board fabrication
Kirkland (Montreal), Quebec............        121,000       Owned       Printed circuit board fabrication
Granby (Montreal), Quebec..............        119,000       Owned       Printed circuit board fabrication
MEXICO
Juarez, Mexico.........................         51,000       Leased(3)   Backpanel assembly
Juarez, Mexico.........................        438,000       Leased(10)  Wire harness and cable assembly
Chihuahua, Mexico......................        282,000       Owned       Wire harness and cable assembly
Chihuahua, Mexico......................        253,000       Leased(11)  Wire harness and cable assembly
EUROPE
Echt, Netherlands......................        462,000       Owned       Printed circuit board fabrication and
                                                                           backpanel assembly
Rouen, France..........................        344,000       Owned       Full system assembly
Terni, Italy...........................        234,000       Owned       Custom metal enclosure fabrication and
                                                                         full system assembly
Skive, Denmark.........................        142,000       *           Manufacture of thermal management systems
Ballynahinch, Northern Ireland.........         73,000       Owned       Wire harness and cable assembly, power
                                                                           supplies and printed circuit board
                                                                           fabrication
Boldon, England........................         51,000       Leased(12)  Backpanel assembly and full system
                                                                         assembly
Coventry, England......................        219,000       Leased(13)  Custom metal and plastic enclosure
                                                                           fabrication and full system assembly
ASIA
Guangzhou, China.......................      1,870,000       Owned       Printed circuit board fabrication
Guangzhou, China.......................        130,000       Owned       Laminate products
Zhongshan, China.......................        318,000       Owned       Printed circuit board fabrication
Shanghai, China........................        165,000       Owned       Backpanel assembly and custom metal
                                                                           enclosure fabrication
Nantong, China.........................         17,000       Leased(14)  Backpanel assembly
Shanghai, China........................         65,000       Leased(15)  Custom metal enclosure fabrication and
                                                                         full system assembly
Beijing, China.........................         25,000       Leased(16)  Custom metal enclosure fabrication

---------------

  *  Operated under a joint venture.

 (1) Lease expires October 2001.

 (2) Lease expires March 2002.

 (3) Lease expires December 2002.

 (4) Lease expires February 2002.

 (5) Leases expire beginning May 2001.

 (6) Lease expires July 2009.

 (7) Lease expires September 2007.

 (8) Lease expires July 2003.

 (9) Lease expires December 2010.

(10) Leases expire beginning July 2002.

(11) Lease expires March 2008.

(12) Lease expires June 2019.

(13) Lease expires in 2004.

(14) Lease is month-to-month.

(15) Lease is month-to-month, subject to three months' notice.

(16) Lease expires April 2002.

     In addition to the facilities listed above, at February 28, 2001, we maintained several sales and marketing facilities located throughout North America, Europe and Asia, all of which are leased.

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

     We anticipate that we may, from time to time, receive notifications alleging infringements of patents generally held by other manufacturers. Disputes over patent infringement are common in the electronics industry and typically begin with notices of the type described above. Although the ultimate resolution of any legal action and infringement notices described above cannot be predicted, we believe that the resolution, including any ultimate liability, will not have a material adverse effect on our business, results of operations, financial condition or ability to service debt. We are not currently involved in any patent infringement disputes and have not received any notices alleging infringement of patents, the unfavorable resolution of which we believe would be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information required by this item has been omitted as the registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     All of our outstanding common stock is held by Viasystems Group, Inc. ("Group"), and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item has been omitted as the registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Certain information required by this item has been omitted as the registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

  YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales for the year ended December 31, 2000, were $1.6 billion, representing a $311.6 million, or 24.1%, increase from the comparable period in 1999. The increase was primarily due to volume growth in the telecom/datacom industry and a result of acquisitions completed in 1999 and 2000, partially offset by the reduction in sales associated with the distribution of the operations formerly conducted by the Forward Group PLC ("Forward"), Interconnection Systems (Holdings) Limited ("ISL"), Zincocelere S.p.A. ("Zincocelere") and the production facility of Ericsson Telecom AB located in Sweden (the "Ericsson Facility") in March 2000.

     Cost of goods sold for the year ended December 31, 2000, was $1.2 billion, or 76.7% of net sales, compared to $969.6 million, or 75.0% of net sales, for the year ended December 31, 1999. Cost of goods sold as a percent of net sales increased year over year as a result of a higher percentage of EMS sales in 2000, which generally have lower margins than printed circuit board sales. This was partially offset by higher production volume absorption and cost-containment initiatives.

     Selling, general and administrative expenses (excluding the non-cash compensation expense charge of $110.1 million and $104.4 million in 1999 and 2000, respectively) for the year ended December 31, 2000, decreased by $1.3 million versus the comparable period in 1999. These costs decreased primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and the Ericsson Facility in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 1999 and 2000.

     During the year ended December 31, 1999, we recorded a non-cash compensation charge of $110.1 million, which reflects the difference between the cost of Group's class A common stock and class A series II common stock and the value of Group's common stock into which it was convertible at December 31, 1999.

     In connection with Group's initial public offering in March 2000, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, we recorded a one-time, non-cash compensation expense charge of approximately $33.6 million during the year ended December 31, 2000.

     Also in connection with Group's initial public offering in March 2000, Group converted each 6 2/3 shares of its class A common stock and class A series II common stock into one share of Group's common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time, non-cash compensation expense charge of approximately $63.0 million recorded during the year ended December 31, 2000.

     Additionally, in connection with Group's initial public offering in March 2000, Group terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"). As consideration for Hicks Muse's willingness to agree to such termination, Group granted to an affiliate of Hicks Muse and partners of Hicks Muse options to purchase an aggregate 2,134,000 shares of its common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7.8 million recorded during the year ended December 31, 2000.

     Other expense decreased $36.3 million, from $148.0 million for the year ended December 31, 1999, to $111.7 million in the same period of 2000, due primarily to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with Group's initial public offering completed in March 2000. Additionally, in 1999 we recorded a loss on disposal of property, plant and equipment related to the closure of our Selkirk, Scotland facility.

     Depreciation and amortization decreased $37.2 million, from $182.1 million for the year ended December 31, 1999, to $144.9 million for the same period in 2000, primarily as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and the Ericsson Facility in March 2000. This decrease was partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 1999 and 2000.

     During 1999, we recorded a non-cash impairment loss of $468.4 million related to the write-off of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on current business enterprise values using common appraisal methods, the assessment identified impairment of long-lived assets acquired from the Forward, ISL and Zincocelere acquisitions. The calculated business enterprise values determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted from significant changes in the markets served by the acquisitions that were not anticipated at the time of each acquisition, most significantly a decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing has resulted in a significant decline in profitability that is not expected to return in the near term.

     During 1999, we recorded a one-time, non-cash write-off of $17.6 million related to in-process research and development acquired in the Kalex acquisition.

     During 1999, we recorded a one-time, non-cash cumulative effect of a change in accounting principle of $18.4 million (net of $6.7 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

     During the year ended 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million (net of $0 income tax benefit) related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from Group's initial public offering.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for SFAS 133 qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. We will adopt SFAS 133 on January 1, 2001, and the initial adoption of SFAS 133 will not have a material effect on our operations or financial position. However, adoption of SFAS 133 could increase volatility in earnings and other comprehensive income in the future.

     In September 2000, the FASB issued FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this Statement is not permitted. Management does not anticipate SFAS 140 will have a material effect on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At December 31, 1999 and 2000, approximately $816.2 and $488.6 million, respectively, of our long-term debt, specifically borrowings outstanding under our senior credit facility and the loan notes, bear interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 1999 and 2000, would have increased by approximately $15.2 and $9.8 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

     We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
VIASYSTEMS, INC. & SUBSIDIARIES
Report of Independent Accountants...........................   10
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   11
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................   12
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1999 and 2000......   13
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................   14
Notes to Consolidated Financial Statements..................   15
Schedule II -- Valuation and Qualifying Accounts............   36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Viasystems, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viasystems, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 18 to the consolidated financial statements, in 1999 the Company changed its method of reporting costs of start-up activities.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
January 29, 2001

                        VIASYSTEMS, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $    22,839    $    45,676
  Accounts receivable, less allowance for doubtful accounts
     of $7,411 and $7,233, respectively.....................      236,455        320,561
  Inventories...............................................      176,125        255,973
  Prepaid expenses and other................................       51,010         70,922
                                                              -----------    -----------
          Total current assets..............................      486,429        693,132
Property, plant and equipment, net..........................      482,144        452,621
Deferred financing costs, net...............................       41,751         23,332
Intangible assets, net......................................      293,708        419,236
Other assets................................................        5,194         22,963
                                                              -----------    -----------
          Total assets......................................  $ 1,309,226    $ 1,611,284
                                                              ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations...............  $    27,851    $    23,882
  Accounts payable..........................................      187,632        293,696
  Accrued and other liabilities.............................      133,563        112,200
  Income taxes payable......................................       25,163         22,759
                                                              -----------    -----------
          Total current liabilities.........................      374,209        452,537
Deferred taxes..............................................       27,548         17,343
Long-term obligations, less current maturities..............    1,334,672      1,000,435
Other non-current liabilities...............................       68,771          5,037
                                                              -----------    -----------
          Total liabilities.................................    1,805,200      1,475,352
                                                              -----------    -----------
Stockholders' equity (deficit):
  Common stock, par value $.01 per share, 1,000 shares
     issued and outstanding.................................           --             --
  Contributed capital.......................................      706,125      1,602,641
  Notes due from affiliates.................................           --       (124,532)
  Accumulated deficit.......................................   (1,178,954)    (1,314,938)
  Accumulated other comprehensive loss......................      (23,145)       (27,239)
                                                              -----------    -----------
          Total stockholders' equity (deficit)..............     (495,974)       135,932
                                                              -----------    -----------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 1,309,226    $ 1,611,284
                                                              ===========    ===========

The accompanying notes are an integral part of the consolidated balance sheets.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Net sales................................................  $1,202,321   $1,293,370   $1,604,985
Operating expenses:
  Cost of goods sold.....................................     856,942      969,614    1,230,552
  Selling, general and administrative, including non-cash
     compensation expense charges of $3,398; $110,070;
     and $104,351, respectively..........................     119,424      232,653      225,611
  Depreciation...........................................     107,400      118,873       98,457
  Amortization...........................................      65,550       63,270       46,409
  Impairment loss........................................          --      468,389           --
  Write-off of acquired in-process research and
     development.........................................      20,100       17,600           --
                                                           ----------   ----------   ----------
Operating income (loss)..................................      32,905     (577,029)       3,956
                                                           ----------   ----------   ----------
Other expenses:
  Interest expense.......................................     101,045      117,822      105,514
  Amortization of deferred financing costs...............       9,354        6,619        4,296
  Other expense, net.....................................       4,964       23,594        1,857
                                                           ----------   ----------   ----------
Loss before income taxes, cumulative effect of a change
  in accounting principle and extraordinary item.........     (82,458)    (725,064)    (107,711)
Benefit for income taxes.................................      (1,812)     (23,212)      (2,923)
                                                           ----------   ----------   ----------
Loss before cumulative effect of a change in accounting
  principle and extraordinary item.......................     (80,646)    (701,852)    (104,788)
Cumulative effect -- write-off of start-up costs, net of
  income tax benefit of $6,734...........................          --       18,443           --
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $0..................          --           --       31,196
                                                           ----------   ----------   ----------
          Net loss.......................................  $  (80,646)  $ (720,295)  $ (135,984)
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                             ACCUMULATED
                                                                                              AND OTHER
                                                                 NOTES DUE                  COMPREHENSIVE
                                         COMMON    CONTRIBUTED      FROM      ACCUMULATED      INCOME
                                         STOCK       CAPITAL     AFFILIATES     DEFICIT        (LOSS)         TOTAL
                                        --------   -----------   ----------   -----------   -------------   ---------
BALANCE AT DECEMBER 31, 1997..........  $    --    $  350,001    $      --    $ (378,013)     $  1,274      $ (26,738)
Comprehensive loss:
  Net loss............................       --            --           --       (80,646)           --        (80,646)
  Foreign currency translation
    adjustments.......................       --            --           --            --         9,187          9,187
  Minimum pension liability, net of
    income tax provision of $575......       --            --           --            --        (1,341)        (1,341)
                                                                                                            ---------
Total comprehensive loss..............                                                                        (72,800)
                                                                                                            ---------
Capital contribution by Group to the
  Company.............................       --        55,644           --            --            --         55,644
Non-cash compensation expense
  charge..............................       --         3,398           --            --            --          3,398
Net distribution prior to as-if
  pooling of Wire Harness Business....       --       (13,049)          --            --            --        (13,049)
                                        --------   ----------    ---------    -----------     --------      ---------
BALANCE AT DECEMBER 31, 1998..........                395,994           --      (458,659)        9,120        (53,545)
Comprehensive loss:
  Net loss............................       --            --           --      (720,295)           --       (720,295)
  Foreign currency translation
    adjustments.......................       --            --           --            --       (32,858)       (32,858)
  Minimum pension liability, net of
    income tax benefit of $254........       --            --           --            --           593            593
                                                                                                            ---------
Total comprehensive loss..............                                                                       (752,560)
                                                                                                            ---------
Capital contribution by Group to the
  Company.............................       --       200,293           --            --            --        200,293
Net distribution prior to as-if
  pooling of Wire Harness Business....       --          (232)          --            --            --           (232)
Non-cash compensation expense
  charge..............................       --       110,070           --            --            --        110,070
                                        --------   ----------    ---------    -----------     --------      ---------
BALANCE AT DECEMBER 31, 1999..........       --       706,125           --    (1,178,954)      (23,145)      (495,974)
Comprehensive loss:
  Net loss............................       --            --           --      (135,984)           --       (135,984)
  Foreign currency translation
    adjustments.......................       --            --           --            --       (15,221)       (15,221)
                                                                                                            ---------
Total comprehensive loss..............                                                                       (151,205)
                                                                                                            ---------
Capital contribution by Group to the
  Company.............................       --       987,884           --            --            --        987,884
As-if pooling of Wire Harness
  Business............................       --      (210,798)          --            --            --       (210,798)
Net distribution to stockholders of
  European PCB Group..................       --            51           --            --        11,127         11,178
Issuance of notes due from
  affiliates..........................       --            --     (124,532)           --            --       (124,532)
Non-cash compensation expense
  charges.............................       --       119,379           --            --            --        119,379
                                        --------   ----------    ---------    -----------     --------      ---------
BALANCE AT DECEMBER 31, 2000..........  $    --    $1,602,641    $(124,532)   $(1,314,938)    $(27,239)     $ 135,932
                                        ========   ==========    =========    ===========     ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998       1999        2000
                                                              --------   ---------   ---------
Cash flows from operating activities:
Net loss....................................................  $(80,646)  $(720,295)  $(135,984)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Write-off of acquired in-process research and
    development.............................................    20,100      17,600          --
  Impairment loss...........................................        --     468,389          --
  Loss on disposal of property, plant and equipment.........        --      18,762          --
  Cumulative effect of a change in accounting
    principle -- write-off of start-up costs................        --      25,177          --
  Extraordinary item -- loss on early extinguishment of
    debt....................................................        --          --      31,196
  Non-cash compensation expense charges.....................     3,398     110,070     104,351
  Depreciation and amortization.............................   172,950     182,143     144,866
  Amortization of deferred financing costs..................     9,354       6,619       4,296
  Joint venture income......................................        --          --      (3,209)
  Deferred taxes............................................   (14,093)    (35,734)        745
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable.....................................   (18,578)    (15,023)   (123,299)
    Inventories.............................................   (21,121)    (16,837)    (60,479)
    Prepaid expenses and other..............................   (32,106)       (273)     11,407
    Accounts payable and accrued and other liabilities......   (55,746)     (5,136)     58,021
    Income taxes payable....................................   (10,602)      7,702        (735)
                                                              --------   ---------   ---------
         Net cash provided by (used in) operating
           activities.......................................   (27,090)     43,164      31,176
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired $3,738 for 1998; $5,022
    for 1999 and $8,035 for 2000............................  (145,665)   (314,187)   (360,313)
  Capital expenditures......................................  (134,533)   (138,003)   (136,882)
                                                              --------   ---------   ---------
         Net cash used in investing activities..............  (280,198)   (452,190)   (497,195)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term obligations under
    credit facilities.......................................   103,938     291,000     150,000
  Proceeds from the issuance of Series B Senior Subordinated
    Notes, due 2007.........................................   104,500          --          --
  Net borrowings (payments) on revolvers....................   117,244      65,943    (125,501)
  Repayment of amounts due under credit facilities..........   (16,000)    (26,125)   (446,750)
  Repayment of amounts due under the Chips Loan Notes.......   (33,938)         --          --
  Chips Term Loans -- Cash collateral.......................        --     (95,295)     99,988
  Repayment of other long-term obligations..................   (12,085)     (5,509)    (19,056)
  Cash distribution to stockholders of European PCB Group...        --          --     (16,213)
  Net distribution prior to as-if pooling...................   (13,049)       (232)         --
  Capital contribution by Group.............................    55,644     198,293     866,079
  Financing fees and other..................................   (15,297)     (7,892)    (18,527)
                                                              --------   ---------   ---------
         Net cash provided by financing activities..........   290,957     420,183     490,020
                                                              --------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (1,872)      2,347      (1,164)
                                                              --------   ---------   ---------
Net change in cash and cash equivalents.....................   (18,203)     13,504      22,837
Cash and cash equivalents at beginning of year..............    27,538       9,335      22,839
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $  9,335   $  22,839   $  45,676
                                                              ========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND ACQUISITIONS

     Viasystems, Inc. ("Viasystems"), a wholly owned subsidiary of Viasystems Group, Inc. ("Group"), was formed on April 2, 1997. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries. Prior to the contribution of this capital by Group, Viasystems had no operations of its own. The consolidated financial statements included herein present the results of operations of Viasystems and its subsidiaries subsequent to the capital contribution by Group, and the results of operations of Group and its subsidiaries prior to the capital contribution of such subsidiaries to Viasystems. As used herein, the Company refers to Viasystems and its subsidiaries subsequent to the capital contribution by Group and to Group and its subsidiaries prior to such capital contribution. These financial statements have been adjusted to reflect the equity structure of Viasystems on a retroactive basis. The Company makes strategic acquisitions of electronics manufacturing services ("EMS") and integrates those acquisitions as a global enterprise that is the preferred provider of EMS solutions to original equipment manufacturers of electronic products. See 2000 Acquisitions regarding restatement of financial statements for "as-if pooling" related to the acquisition of Wirekraft Industries, Inc.

  1998 Acquisitions

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

     The Mommers Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price to intangible assets, including in-process research and development ("R&D") valued using a discount rate of 13.0%. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use and to which technological feasibility had not been established totaled $5,300 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     Mommers in-process R&D value was comprised of several research and development projects which were scheduled to reach completion beginning in 1999. At the acquisition date, research and development projects ranged in completion from 10% to 90% complete. As of December 31, 1999, the Mommers' in-process R&D projects were complete.

     In connection with the acquisitions completed in 1998 (the "1998 Acquisitions"), the Company's management assessed and evaluated the operations, employment levels and overall strategic fit of each facility acquired. As a result of this assessment and finalization of its plans, the Company recorded certain downsizing and consolidation accruals as part of the purchase price allocations related to the 1998 Acquisitions.

     Accruals were established primarily to cover costs associated with downsizing employment levels of the Echt, Netherlands, facility by 150 employees and costs associated with eliminating approximately 175 redundant administrative functions related to the 1998 Acquisitions. The accruals cover costs associated with downsizing, including personnel and severance related costs, lease commitment costs, and equipment removal and disposal costs.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Due to changes in circumstances, the original plan to eliminate approximately 175 redundant administrative functions related to the 1998 Acquisitions was not executed. Therefore, the accrual established for this plan of $8,000 was reversed against goodwill during 1999.

     Details of accrued liabilities related to the 1998 Acquisitions follows:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             1998      1999     2000
                                                            -------   -------   -----
BALANCE, BEGINNING OF YEAR................................  $    --   $ 9,336   $ 996
Provisions (Reversals):
  Personnel and severance costs...........................   10,465    (7,000)     --
  Equipment removal and disposal..........................      533        --      --
  Lease commitment costs..................................    1,000    (1,000)     --
                                                            -------   -------   -----
          Total...........................................   11,998     1,336     996
Costs incurred:
  Personnel and severance costs...........................   (2,662)     (340)   (161)
  Equipment removal and disposal..........................       --        --    (422)
                                                            -------   -------   -----
          Total...........................................   (2,662)     (340)   (583)
Translation...............................................       --        --    (207)
                                                            -------   -------   -----
BALANCE, END OF YEAR......................................  $ 9,336   $   996   $ 206
                                                            =======   =======   =====

     All costs incurred related to the downsizing plan have been cash charges. The remaining accrual at December 31, 2000, will be used to cover continuing severance and related legal costs associated with the downsizing.

  1999 Acquisitions

     In August 1999, the Company acquired the printed circuit board ("PCB") manufacturing division ("Kalex") of Termbray Industries International (Holdings) Limited, a manufacturer of rigid PCBs located in the People's Republic of China, for a net cash purchase price of approximately $301,000, plus acquisition costs of approximately $8,500 (the "Kalex Acquisition"). Accordingly, the results of operations of Kalex since acquisition are included in the results of operations of the Company.

     The Kalex Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price to intangible assets, including in-process R&D valued using a discount rate of 25.0%. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use totaled $17,600 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     Kalex's in-process R&D value was comprised of three primary projects consisting of developing Rambus technology, increasing board layer count and developing ball grid array substrates capability, which were scheduled to reach completion beginning in 1999. At the acquisition date, research and development projects ranged from 65% to 80% complete, and total continuing research and development commitments to complete the projects are expected to be approximately $2,400. As of December 31, 2000, one of the projects was complete, and the others were 65% to 80% complete. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates

                        VIASYSTEMS, INC. & SUBSIDIARIES
will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of the companies' internal cash flows, the Company will likely provide a substantial amount of funding to complete the programs. Remaining development efforts for the in-process research and development programs are complex and include the development of next-generation technological solutions.

     Kalex's total revenues are projected to increase over the next 10 years, assuming the successful completion and market acceptance of the in-process research and development programs. Estimated revenue from existing technologies of Kalex are expected to slowly decline over the next six years as the in-process technologies are completed and existing processes and know-how approach obsolescence. The estimated revenues for in-process projects related to Kalex are expected to peak in 2002, and thereafter decline as other new products and technologies are expected to enter the market.

     The Kalex Acquisition was funded with: (a) an additional equity contribution of $200,000 and (b) a portion of a $291,000 term loan borrowing under a former credit facility.

     Kalex's manufacturing facilities are located in the People's Republic of China. Manufacturing in the People's Republic of China entails political and economic risks, including political instability, expropriation, and currency controls and fluctuations.

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the year ended December 31, 1998 and 1999, as though the Kalex Acquisition and the related financing and equity contribution had occurred at January 1, 1998.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Net sales...................................................  $1,375,425   $1,385,586
Net loss....................................................     (91,456)    (726,244)

     In April 1999, the Company acquired all of the outstanding shares of PAGG Corporation ("PAGG") located in Milford, Massachusetts, for a cash purchase price of approximately $9,300, plus the issuance of 273,223 shares of Group's $0.01 per share common stock valued at $2,000 and the issuance of 136,645 warrants to purchase Group's common stock with an exercise price of $10.50 expiring in 2004. PAGG operates multiple surface mount production lines for printed circuit board and backplane assembly and has full box build capabilities. The acquisition was accounted for as a purchase and, accordingly, the results of operations of PAGG since acquisition are included in the results of operations of the Company.

  2000 Acquisitions

     In March 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,798. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to Group's initial public offering. The Company and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as-if pooling basis," with the excess purchase price over book value acquired accounted for as a distribution to the Company's stockholders. Additionally, as the acquisition has been accounted for on an "as-if pooling basis," the Company's consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the results of the

                        VIASYSTEMS, INC. & SUBSIDIARIES

Company before the as-if pooling of the Wire Harness Business' results for the years ended December 31, 1998, 1999 and 2000, to the results in this Form 10-K is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1999         2000
                                                   ----------   ----------   ----------
Net sales:
  Before as-if pooling...........................  $1,031,928   $1,102,324   $1,555,129
  Wire Harness Business..........................     170,393      191,046       49,856
                                                   ----------   ----------   ----------
                                                   $1,202,321   $1,293,370   $1,604,985
                                                   ==========   ==========   ==========
Net income (loss):
  Before as-if pooling...........................  $  (88,181)  $ (726,342)  $ (139,914)
  Wire Harness Business..........................       7,535        6,047        3,930
                                                   ----------   ----------   ----------
                                                   $  (80,646)  $ (720,295)  $ (135,984)
                                                   ==========   ==========   ==========

     In March 2000, the Company acquired Marconi Communications Inc.'s Network Components & Services' European and China operations ("NC&S"), for a cash purchase price of approximately $112,450, plus assumed liabilities of approximately $5,145 (the "NC&S Acquisition"). NC&S is a business engaged in electronic manufacturing services, primarily to telecommunications customers. The results of operations of NC&S since its acquisition are included in the results of operations of the Company. The NC&S Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In June 2000, the Company acquired Top Line Electronics Corporation ("Top Line") by issuing 2,681,835 shares of Group's common stock (the "Top Line Acquisition") and assuming debt. The Top Line Acquisition is subject to the issuance of additional shares based on the price of Group's common stock for the months of January and February 2001. Top Line, located in San Jose, California, offers design and prototype services, PCB assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Top Line since acquisition are included in the results of operations of the Company. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In September 2000, the Company acquired Lucent Technologies' Rouen Global Provising Center ("Rouen") by making cash payments and accepting a non-interest bearing note from the seller (the "Rouen Acquisition"). Accordingly, the results of operations of Rouen since acquisition are included in the results of operations of the Company. Rouen, located in Rouen, France, manufactures network transmission and radio frequency equipment. The Rouen Acquisition has been accounted for using the purchase method of accounting, whereby the total purchase price has been allocated to the assets and liabilities based on their respective fair values. The Company has allocated a portion of the purchase price to a technology agreement, which is being amortized over its estimated useful life. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see
Note 2).

     In November 2000, the Company acquired Laughlin-Wilt Group, Inc. ("Laughlin-Wilt"), by issuing 3,297,481 shares of Group's common stock (the "Laughlin-Wilt Acquisition"); a cash payment and assuming debt. Laughlin-Wilt, located in Beaverton, Oregon and Orange County, California, offers design and prototype services for printed circuit boards, printed circuit board assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Laughlin-Wilt since acquisition are included in the results of operations of the Company. The

                        VIASYSTEMS, INC. & SUBSIDIARIES
excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     On December 22, 2000, the Company acquired Accutec ("Accutec") by issuing 976,150 shares of Group's common stock (the "Accutec Acquisition") and assuming debt. Accutec, located in Milwaukee, Wisconsin, offers fabrication of custom metal enclosures. The acquisition was accounted for using the purchase method of accounting and, accordingly, the balance sheet of Accutec is included in the Company's consolidated balance sheet. Accutec's results of operations will be included in the first quarter 2001 results of the Company. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     The Top Line, Rouen, Laughlin-Wilt and Accutec acquisitions were completed by issuing an aggregate of 6,955,466 shares of Group's common stock; making cash payments at closing totaling approximately $45,100; making cash payments in the future of approximately $8,800; receiving a non-interest bearing note from the seller for approximately $11,300; and assuming debt of approximately $31,000. The common stock value was determined by using a stock price calculated by averaging the daily stock price for a few days before and after the measurement date. The aggregate value of the common stock was approximately $116,514. In connection with certain acquisitions, and in accordance with the contract terms, outstanding stock options held by employees of acquired companies became vested and converted to options for Group's common stock on the acquisition date. As these acquisitions were accounted for as purchases, the fair value of these options was included in the purchase price.

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the years ended December 31, 1999 and 2000, as though the acquisitions of NC&S, Top Line, Rouen, Laughlin-Wilt and Accutec had occurred at January 1, 1999, and the transfer of the operations formerly conducted by Forward Group, PLC ("Forward"), Interconnection Systems (Holdings) Limited ("ISL"), Zincocelere S.p.A. ("Zincocelere") and the PCB production facility of Ericsson Telecom AB located in Sweden (the "Ericsson Facility") (see Note 21) had occurred at January 1, 1999.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
Net sales...................................................  $1,319,134   $1,782,402
Net loss before extraordinary item and cumulative effect of
  a change in accounting principle..........................    (142,516)     (84,478)
Net loss....................................................  $ (146,096)  $ (115,674)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     The Company is a leading provider of electronic manufacturing services, with facilities located in the United States, Canada, Mexico, the United Kingdom, France, Denmark, The Netherlands, Italy, China and Puerto Rico. The Company's customers include a diverse base of manufacturers in the telecommunications and networking, computer, consumer and automotive industries primarily located throughout North America, China and Europe.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

                        VIASYSTEMS, INC. & SUBSIDIARIES

  Foreign Currency Translation

     Local currencies have been designated as the functional currency for most subsidiaries. Accordingly, assets and liabilities of most foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income. To date, the effect of such amounts on net income has not been material.

  Derivative Financial Instruments

     From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. Such transactions are not material, and gains and losses from such activities are not significant. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.

  Inventories

     Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) or last-in, first-out (LIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead. Had the first-in, first-out method been used to determine purchased inventory cost, inventories would have decreased by approximately $265 and $2,512 at December 31, 1999 and 2000, respectively. For the years ended December 31, 1999 and 2000, the percentage of inventory valued at LIFO was 12% and 10%, respectively.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Repairs and maintenance, which do not extend the useful life of an asset, are charged to expense as incurred. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the operations for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Building...............................................   39-50 years
Leasehold improvements.................................   10-12 years
Machinery, equipment, systems and other................    3-10 years

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

                        VIASYSTEMS, INC. & SUBSIDIARIES

  Start-Up Costs

     Start-up costs consist of salaries, personnel training cost and other expenses of opening new facilities and are expensed as incurred.

  Intangible Assets

     Intangible assets consist primarily of identifiable intangibles acquired and goodwill arising from the excess of cost over the fair value of net assets acquired. Amortization of intangible assets is computed using systematic methods over the estimated useful lives of the related assets as follows:

                                                     LIFE                METHOD
                                                  -----------   ------------------------
Developed technologies..........................  15 years      Double-declining balance
Assembled workforce.............................  1 year        Straight-line
Customer list...................................  3 years       Straight-line
Goodwill........................................  20-40 years   Straight-line

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

  Revenue Recognition

     Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor-managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when goods are taken into production by the customer.

  Environmental Costs

     Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted. Costs related to environmental remediation are charged to expense. Other environmental costs also are charged to expense unless they increase the value of the property and/or mitigate or prevent contamination from future operations, in which event they are capitalized.

  Cash and Cash Equivalents

     The Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                        VIASYSTEMS, INC. & SUBSIDIARIES
consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     The fair market value of the Senior Subordinated Notes due 2007 and the Series B Senior Subordinated Notes due 2007 was $220,000 and $55,000, respectively, at December 31, 1999, and was $319,000 and $79,750, respectively, at December 31, 2000. The Company has estimated this fair value data by using current market data. The fair market values of the other financial instruments included in the consolidated financial statements approximate the carrying values of those instruments.

  New Accounting Pronouncements

     In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001, and the initial adoption of SFAS 133 will not have a material effect on the Company's operations or financial position. However, adoption of SFAS 133 could increase volatility in earnings and other comprehensive income in the future.

     In September 2000, the FASB issued FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this Statement is not permitted. Management does not anticipate SFAS 140 will have a material effect on the Company's consolidated financial position or results of operations.

  Reclassifications

     Certain amounts in the consolidated financial statements for 1998 and 1999 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity (deficit) or net loss as previously reported.

3. IMPAIRMENT LOSS

     The Company has assessed the carrying value of long-lived assets, including goodwill and other acquired intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on current business enterprise values using common appraisal methods, the assessment identified impairment of long-lived assets acquired from the Forward, ISL and Zincocelere acquisitions. The calculated business enterprise values determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted from significant changes in the markets served by the acquisitions that were not anticipated at the time of each acquisition, most significantly a decline in market

                        VIASYSTEMS, INC. & SUBSIDIARIES
pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing resulted in a significant decline in profitability that is not expected to return in the near term.

     In the fourth quarter of fiscal year 1999, the Company recorded a non-cash impairment loss of $468,389 related to the write-down of $206,335 related to goodwill; $65,877 related to developed technologies; $847 related to customer lists and $195,330 related to machinery and equipment used in the production of printed circuit boards of the three groups of assets.

4. SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash paid for interest for the years ended December 31, 1998, 1999 and 2000, was $99,578; $110,185 and $106,676, respectively. Cash paid for income taxes for the year ended December 31, 1998, was $21,791. For the years ended December 31, 1999 and 2000, net cash received from income tax refunds was $1,591 and $2,933, respectively.

     In 1999 and 2000, some acquisitions were purchased or partially purchased by issuing 273,223 and 6,955,466 shares, respectively of Group's common stock.

5. INVENTORIES

     The composition of inventories at December 31 is as follows:

                                                                1999       2000
                                                              --------   --------
Raw materials...............................................  $ 56,715   $126,091
Work in process.............................................    41,435     61,879
Finished goods..............................................    77,975     68,003
                                                              --------   --------
          Total.............................................  $176,125   $255,973
                                                              ========   ========

6. INTANGIBLE ASSETS

     The composition of intangible assets at December 31 is as follows:

                                                                1999       2000
                                                              --------   --------
Developed technologies......................................  $ 51,670   $ 44,925
Assembled workforce.........................................    21,269     16,920
Customer list...............................................    82,072     70,466
Goodwill....................................................   206,928    378,368
                                                              --------   --------
                                                               361,939    510,679
Less: Accumulated amortization..............................   (68,231)   (91,443)
                                                              --------   --------
          Total.............................................  $293,708   $419,236
                                                              ========   ========

                        VIASYSTEMS, INC. & SUBSIDIARIES

7. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31 is as follows:

                                                                 1999         2000
                                                              ----------   ----------
Land and buildings..........................................  $  184,465   $  134,723
Machinery, equipment, systems and other.....................     527,128      519,573
Construction in progress....................................      31,938       31,076
Leasehold improvements......................................      13,173       17,636
                                                              ----------   ----------
                                                                 756,704      703,008
Less: Accumulated depreciation..............................    (274,560)    (250,387)
                                                              ----------   ----------
          Total.............................................  $  482,144   $  452,621
                                                              ==========   ==========

8. ACCRUED AND OTHER LIABILITIES

     The composition of accrued and other liabilities at December 31 is as follows:

                                                                 1999         2000
                                                              ----------   ----------
Accrued payroll and related costs...........................  $   30,580   $   44,378
Accrued capital expenditures................................      17,026        8,045
Plant shutdown, downsizing and consolidation accruals.......      11,680          206
Accrued interest............................................      16,156       13,744
Accrued and other liabilities...............................      58,121       45,827
                                                              ----------   ----------
          Total.............................................  $  133,563   $  112,200
                                                              ==========   ==========

9. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31 is as follows:

                                                                 1999         2000
                                                              ----------   ----------
Credit Agreement:
  Term Facilities...........................................  $  347,666   $  149,500
  Revolvers.................................................     183,187       53,800
Senior Subordinated Notes Due 2007..........................     400,000      400,000
Series B Senior Subordinated Notes Due 2007.................     100,000      100,000
Series B Senior Subordinated Notes Due 2007, Premium........       3,865        3,466
Chips Loan Notes............................................     285,312      285,312
Capital lease obligations (see Note 10).....................       8,362        6,499
Other.......................................................      34,131       25,740
                                                              ----------   ----------
                                                               1,362,523    1,024,317
          Less current maturities...........................     (27,851)     (23,882)
                                                              ----------   ----------
                                                              $1,334,672   $1,000,435
                                                              ==========   ==========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The schedule of principal payments for long-term obligations at December 31, 2000, is as follows:

2001....................................................   $   23,882
2002....................................................        2,431
2003....................................................       26,853
2004....................................................       51,077
2005....................................................       66,679
Thereafter..............................................      853,395
                                                           ----------
                                                           $1,024,317
                                                           ==========

  Credit Agreement

     In connection with Group's initial public offering, Viasystems, and certain of its subsidiaries, as borrowers and Group, as guarantor, entered into a new senior credit facility (the "Credit Agreement"). The material terms of the Credit Agreement are described below.

     The Credit Agreement provides for: (a) a $150,000 term loan facility (the "Tranche B Term Loan"), all of which was required to be drawn in a single draw at the closing of the Credit Agreement in March 2000; (b) a $175,000 revolving credit facility (the "Revolving Loan") of which $75,000 may be used for foreign currency loans in Euros, Pounds Sterling or Canadian Dollars; (c) up to $40,000 of the Revolving Loan may be used for letters of credit; and (d) a U.S. $303,100 letter of credit and term loan facility in respect of the obligations due under the loan notes made in connection with the acquisition of ISL (the "Chips Loan Notes"). The letter of credit and term loan facility consists of two tranches:
(i) a $153,100 tranche (the "Tranche A Chips Loan") and (ii) a $150,000 tranche (the "Tranche B Chips Loan").

     The Tranche A Chips Loan amortizes semiannually over two years, commencing September 30, 2003; the Tranche B Chips Loan amortizes semiannually over three and one-half years, commencing September 30, 2003; and the Tranche B Term Loan amortizes semiannually over six and one-half years, commencing September 30, 2000.

     The term loans bear interest, at the Company's election, at either (a) the Eurocurrency Rate (or Canadian, as applicable) plus (i) a percentage based on the rates of Consolidated Total Debt to Consolidated EBITDA (as defined therein) for the Revolving Loans and Tranche A Chips Loan (2.25% at December 31, 2000) or
(ii) 3.00% for the Tranche B Loan and the Tranche B Chips Loan; or (b) the Base Rate plus (i) a percentage based on the rates of Consolidated Total Debt to Consolidated EBITDA (as defined therein) for the Revolving Loans and Tranche A Chips Loan (1.25% at December 31, 2000) or (ii) 2.00% for the Tranche B Loan and the Tranche B Chips Loan. The Base Rate is the highest of the Chase Manhattan Bank's Prime Rate, the secondary market rate for three-month certificates of deposit plus 1.00% and the Federal Funds Effective Rate (as defined therein) plus 0.5%.

     At December 31, 1999 and 2000, the weighted average interest rate on outstanding borrowings under the Company's credit facilities were 8.50% and 9.34%, respectively.

     The Company pays a per annum fee equal to one-eighth of one percent plus the applicable margin on Revolving Loans, the Tranche A Chips Loan or the Tranche B Chips Loan, as applicable, which bear interest at the Eurocurrency Base Rate, of the average daily face amount of outstanding letters of credit. The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the Revolving Loans.

     At December 31, 1999, the Company had approximately $77,830 of available borrowing capacity under its revolving credit facility. At December 31, 2000, the Company had approximately $99,755 of available borrowing capacity under the Revolving Loans.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The borrowers may optionally prepay the term loans from time to time in whole or in part, without premium or penalty. At the Company's option, the Revolving Loans may be prepaid, and revolving credit commitments may be permanently reduced, in whole or in part, at any time.

     The Company will be required to make mandatory prepayments of the term loans, to cash collateralize the letter of credit term loan and to reduce the revolving facility, in the amounts equal to (a) 50% of Excess Cash Flow (as defined), beginning in the earlier of (i) the fiscal year in which the letter of credit term loans exceed $270,000 and (ii) fiscal year 2002, but only if the leverage ratio exceeds 3 1/2 to 1 at such time, and (b) 100% of the net proceeds of dispositions by Viasystems or any of Viasystems' subsidiaries of material assets or incurrences of indebtedness by Viasystems or any of Viasystems' subsidiaries.

     Viasystems' obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by Group and each existing and future domestic subsidiary of Viasystems. In addition, the Credit Agreement is secured by a perfected first priority security interest in all of the capital stock of Viasystems and each of its direct and indirect domestic subsidiaries and 65% of each first tier foreign subsidiary of Viasystems and its domestic subsidiaries; all intercompany notes owing to Viasystems or any of its domestic subsidiaries; the notes issued in connection with the transfer of the operations formerly conducted by ISL, Forward, Zincocelere and the Ericsson Facility; and all other tangible and intangible assets of Viasystems and each guarantor.

     The Credit Agreement contains a number of covenants that, among other things, restrict the ability of Viasystems and its subsidiaries to: (a) incur additional indebtedness; (b) create liens on assets; (c) incur guarantee obligations; (d) enter into mergers, consolidations or amalgamations or liquidate, wind up or dissolve; (e) dispose of assets; (f) pay dividends, make payment on account of, or set apart assets for, a sinking or analogous fund or purchase, redeem, defease or retire capital stock; (g) make capital expenditures; (h) make amendments to the Lucent supply agreement which would have a material adverse effect on the lenders; (i) make optional repurchases of subordinated debt or preferred stock; (j) make advances, loans, extensions of credit, capital contributions to, or purchases of any stock, bonds, notes, debentures or other securities; (k) engage in certain transactions with affiliates; and (l) enter into certain sale and leaseback transactions.

     The Credit Agreement also contains customary events of default including:
(a) failure to pay principal on any loan when due or any interest or other amount that becomes due within five days after the due date thereof; (b) any representation or warranty made or deemed made is incorrect in any material respect on or as of the date made or deemed made; (c) the default in the performance of negative covenants or a default in the performance of other covenants or agreements for a period of 30 days; (d) default in other indebtedness or guarantee obligations with a principal amount in excess of $20,000 beyond the period of grace; (e) events of insolvency; (f) ERISA events; and (g) other customary events of default for facilities similar to the Credit Agreement.

  Senior Subordinated Notes and Series B Senior Subordinated Notes

     In June 1997, Viasystems completed an offering (the "1997 Offering") of $400,000 of 9 3/4% Senior Subordinated Notes due 2007 (the "1997 Notes"). In February 1998, Viasystems completed the offering of an additional $100,000 of 9 3/4% Series B Senior Subordinated Notes due 2007 at a price of 104.5% (the "1998 Notes" and together with the 1997 Notes, the "2007 Notes").

     Interest on the 2007 Notes is due semiannually. The 2007 Notes may not be redeemed prior to June 1, 2002, except in the event of a Change of Control (as defined) or an Initial Public Offering (as defined) and at premium (as defined in the Indenture). The 2007 Notes are redeemable, at the Company's option, at the redemption prices of 104.875% at June 1, 2002, and at decreasing prices to 100% at June 1, 2005, and thereafter, plus accrued interest. In addition, prior to June 1, 2001, the Company may redeem, within specified

                        VIASYSTEMS, INC. & SUBSIDIARIES
guidelines, up to $175,000 of the 2007 Notes with proceeds of one or more Equity Offerings (as defined) by the Company or Viasystems at a redemption price of 109.75% plus accrued interest.

  Chips Loan Notes Liability

     In June 1997, in connection with the acquisition of ISL, the Company assumed $437,500 of promissory notes (the "Chips Loan Notes"). The Chips Loan Notes mature on March 31, 2003, and bear interest, payable quarterly, at approximately 6.22% per annum through April 1, 1998, with a variable rate thereafter discounted from the U.S. prime rate. The Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998.

     In April 1998, the holders of the Chips Loan Notes redeemed approximately $152,200 of the Chips Loan Notes. As such, approximately $118,300 of cash held by Bisto Funding, Inc., a special-purpose entity established as a subsidiary of Group in connection with the acquisition of ISL, was paid to the holders of the Chips Loan Notes. The Company borrowed approximately $33,900 from the available term loan facility in place to fund its portion of the payment of the Chips Loan Notes.

     In March 2000, when Viasystems entered into the Credit Agreement, a letter of credit and term loan facility in an aggregate amount of $303,100 was made available to Viasystems to satisfy the Chips Loan Notes obligation. On January 2, 2001, the holder of the Chips Loan Notes redeemed all the Chips Loan Notes. The Company paid this obligation plus the accrued quarterly interest owed by drawing on the Tranche B Chips letter of credit commitment for $150,000 and borrowing $139,250 under the Tranche A Chips Loan commitment.

10. COMMITMENTS

     The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant and equipment as of December 31, 1999 and 2000, were $39,252 and $28,504, respectively, of cost basis and $23,343 and $16,267, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $3,706; $5,145 and $6,761 for the years ended December 31, 1998, 1999 and 2000, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,                                      CAPITAL   OPERATING
------------------------                                      -------   ---------
2001........................................................  $ 2,758    $11,417
2002........................................................    1,292      7,992
2003........................................................    1,292      4,956
2004........................................................    1,321      4,097
2005........................................................      887      5,165
Thereafter..................................................      176     11,475
                                                              -------    -------
          Total.............................................    7,726    $45,102
                                                                         =======
Less: Amounts representing interest.........................   (1,227)
                                                              -------
      Capital lease obligations (see Note 9)................  $ 6,499
                                                              =======

                        VIASYSTEMS, INC. & SUBSIDIARIES

11. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The benefit for income taxes for the years ended December 31, 1998, 1999 and 2000, consists of the following:

                                                       1998       1999        2000
                                                     --------   ---------   ---------
Current:
  Federal..........................................  $ 16,325   $   1,592   $      --
  State............................................       852         164          --
  Foreign..........................................    (5,165)      5,120      (3,668)
                                                     --------   ---------   ---------
                                                       12,012       6,876      (3,668)
                                                     --------   ---------   ---------
Deferred:
  Federal..........................................    (1,466)      2,065          --
  State............................................       182         405          --
  Foreign..........................................   (12,540)    (32,558)        745
                                                     --------   ---------   ---------
                                                      (13,824)    (30,088)        745
                                                     --------   ---------   ---------
                                                     $ (1,812)  $ (23,212)  $  (2,923)
                                                     ========   =========   =========

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                       1998       1999        2000
                                                     --------   ---------   ---------
U.S. Federal statutory rate........................  $(28,860)  $(253,772)  $ (37,699)
State taxes, net of Federal provision (benefit)....     1,158      (1,325)     (1,860)
Foreign taxes in excess of (less than) U.S.
  statutory rate...................................     7,569       8,030     (31,233)
Interest deductible for tax, eliminated for book...        --          --      (4,846)
Amortization of goodwill and write-off of acquired
  in-process research and development costs........    17,114      77,309      12,067
Non-cash compensation expense......................     1,189      38,525      41,782
Loss on investment in foreign subsidiaries.........        --    (130,931)   (204,197)
Change in the valuation allowance for deferred tax
  assets...........................................        --     244,255     230,967
Federal taxes on undistributed loss of foreign
  subsidiaries.....................................        --      (4,203)     (8,166)
Equity in earnings of affiliate not taxable due to
  dividends received deduction.....................        --      (1,400)         --
Other..............................................        18         300         262
                                                     --------   ---------   ---------
                                                     $ (1,812)  $ (23,212)  $  (2,923)
                                                     ========   =========   =========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 are as follows:

                                                                1999        2000
                                                              ---------   ---------
Deferred tax assets:
  Accrued liabilities not yet deductible....................  $  19,367   $  19,104
  Net operating loss carryforwards..........................     87,216     278,646
  AMT credit carryforwards..................................      1,128       1,128
  Fixed assets..............................................     38,180          --
  Capital loss carryforwards................................    126,391     126,391
  Other.....................................................      9,824          --
                                                              ---------   ---------
                                                                282,106     425,269
Valuation allowance.........................................   (244,255)   (398,417)
                                                              ---------   ---------
                                                                 37,851      26,852
                                                              ---------   ---------
Deferred tax liabilities:
  Intangibles...............................................    (13,227)     (7,820)
  Fixed assets..............................................    (11,364)     (9,522)
  Other.....................................................    (10,200)     (7,895)
                                                              ---------   ---------
                                                                (34,791)    (25,237)
                                                              ---------   ---------
          Net deferred tax asset............................  $   3,060   $   1,615
                                                              =========   =========

     The current deferred tax assets are included in prepaid expenses and other; and the long-term deferred tax assets, consisting of net operating loss carryforwards, are in other assets in the consolidated balance sheets. The current deferred tax liabilities are included in accrued and other liabilities in the consolidated balance sheets.

     Approximate domestic and foreign income (loss) before income tax provision and extraordinary item are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998       1999        2000
                                                     --------   ---------   ---------
Domestic...........................................  $  9,667   $(175,511)  $(144,982)
Foreign............................................   (92,125)   (549,553)     37,271

     As of December 31, 2000, the Company had the following net operating loss ("NOL") carryforwards: $704,681 in the U.S.; $38,469 in Luxembourg; $62 in Puerto Rico; $3,002 in the U.K.; $233 in Italy and $19,847 in The Netherlands. The U.S. NOLs expire in 2018 through 2020 and the Puerto Rico NOLs expire in 2001. All other net operating loss carryforwards carry forward indefinitely. The U.S. also has a capital loss carryforward of $361,117 that will expire in 2004 and Canada has an investment tax credit carryforward of $1,191 that will expire in 2010. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $110,356 of undistributed earnings of its foreign subsidiaries because the Company does not expect those earnings to reverse and become taxable to the Company in the foreseeable future.

     The Company has a tax holiday in China that allows a two-year tax exemption and a three-year 50% reduction in the tax rate. The tax holiday began in 2000. If not for such tax holiday, the Company would have had $12,778 of income tax expense, based on the applicable rate of 27%.

                        VIASYSTEMS, INC. & SUBSIDIARIES

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

13. BUSINESS SEGMENT INFORMATION

     The Company operates in one product business segment -- a worldwide independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note
2). Segment data includes intersegment revenues.

     Pertinent financial data by major geographic segments is as follows:

                                                    OPERATING                      CAPITAL
                                     NET SALES    INCOME/(LOSS)   TOTAL ASSETS   EXPENDITURES
                                     ----------   -------------   ------------   ------------
North America:
  Year ended December 31, 1998.....  $  692,313     $  83,399      $  599,997      $ 56,522
  Year ended December 31, 1999.....     769,572       (73,106)        618,486        50,588
  Year ended December 31, 2000.....     983,967       (35,367)        833,997        59,336
Europe:
  Year ended December 31, 1998.....  $  512,239     $ (50,494)     $  945,644      $ 78,011
  Year ended December 31, 1999.....     454,386      (496,239)        362,991        72,704
  Year ended December 31, 2000.....     378,056         5,259         370,812        23,698
Asia:
  Year ended December 31, 1998.....  $       --     $      --      $       --      $     --
  Year ended December 31, 1999.....      80,978        (7,684)        327,749        14,711
  Year ended December 31, 2000.....     266,601        34,064         406,475        53,848
Eliminations:
  Year ended December 31, 1998.....  $   (2,231)    $      --      $       --      $     --
  Year ended December 31, 1999.....     (11,566)           --              --            --
  Year ended December 31, 2000.....     (23,639)           --              --            --
Total:
  Year ended December 31, 1998.....  $1,202,321     $  32,905      $1,545,641      $134,533
  Year ended December 31, 1999.....   1,293,370      (577,029)      1,309,226       138,003
  Year ended December 31, 2000.....   1,604,985         3,956       1,611,284       136,882

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Sales by country of destination are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1999         2000
                                                   ----------   ----------   ----------
United States....................................  $  623,976   $  703,862   $  897,551
United Kingdom...................................     189,103      153,083      163,072
Canada...........................................      47,880       75,016      115,922
Sweden...........................................     105,331       78,898       22,732
Other............................................     236,031      282,511      405,708
                                                   ----------   ----------   ----------
          Total..................................  $1,202,321   $1,293,370   $1,604,985
                                                   ==========   ==========   ==========

     Long-lived assets by country are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
United States...............................................   $249,740     $351,073
United Kingdom..............................................     66,522       76,830
China.......................................................    264,370      284,278
The Netherlands.............................................     59,156       56,432
Italy.......................................................     47,758       10,483
Canada......................................................    105,279       92,241
Other.......................................................     29,972       46,815
                                                               --------     --------
          Total.............................................   $822,797     $918,152
                                                               ========     ========

14. CONCENTRATION OF BUSINESS

     Sales to Lucent Technologies were 27%, 26% and 21% of net revenues for the years ended December 31, 1998, 1999 and 2000, respectively. When the Company acquired Lucent's captive printed circuit board facility in December 1996, the Company entered into a supply agreement with Lucent. Under the terms of the supply agreement, the Company was required to reduce, over a two-year period, the pricing to Lucent. As a result, in 1998 and 1999, the Company experienced price reductions under the Lucent contract which exceeded industrywide price decreases. Commencing January 1, 1999, the Company began charging Lucent market pricing as required under the supply agreement.

15. RETIREMENT PLANS

     The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company contributes 1% of employees' salaries to the Plan and matches a percentage of the employees' deferrals. The Company also may elect to contribute an additional profit-sharing contribution to the Plan at the end of each year. The Company's contributions to the Plan were $1,617; $2,627 and $3,048 for the years ended December 31, 1998, 1999 and 2000, respectively.

     In prior years, the Company had two defined benefit pension plans covering certain groups of employees in foreign countries. The net periodic pension cost in 1998 and 1999 was $1,765 and $1,032, respectively. These defined benefit plans were for employees of Forward and ISL, which were transferred to Group's pre-IPO stockholders in March 2000 (see Note 21).

                        VIASYSTEMS, INC. & SUBSIDIARIES

16. RESEARCH AND DEVELOPMENT

     Research, development and engineering expenditures for the creation and application of new products and processes were approximately $13,400; $14,400 and $12,048 for the years ended December 31, 1998, 1999 and 2000, respectively.

17. RELATED PARTY TRANSACTIONS

     In connection with the acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement and a Financial Advisory Agreement (together herein defined as the "Agreements") with Hicks, Muse & Co. Partners L.P. ("HM&Co.") (a shareholder and affiliate of the Company) pursuant to which the Company paid HM&Co. a cash fee of $2,463; $4,684 and $714 for the years ended December 31, 1998, 1999 and 2000, respectively, as compensation for financial advisory services. In connection with Group's initial public offering, the Company terminated the Agreements and granted to HMTF and partners of HMTF options to purchase Group's stock (see Note 19).

     In connection with the acquisition of ISL, the Company assumed $437,500 of Chips Loan Notes, and the Company entered into a Reimbursement Obligation which requires it to pay a portion of the principal and interest on the Chips Loan Notes in the event such notes are called. In April 1998, the holders of the Chips Loan Notes redeemed approximately $152,200 of the Chips Loan Notes. As such, $118,300 of cash held by Bisto Fundings, Inc. was paid to the holders of the Chips Loan Notes. The remaining $33,900 was paid to the holders of the Chips Loan Notes by the Company. The Company's remaining portion of the Chips Loan Notes at December 31, 2000, is approximately $285,300 (see Note 9).

     In March 2000, Group transferred all of the capital stock of certain businesses in Europe to a new entity formed by Group's pre-IPO stockholders, European PCB Group (Cayman Islands), Ltd., a Cayman Islands exempted company ("European PCB Group"). These businesses, now owned by European PCB Group, consist primarily of the operations formerly conducted by Forward, Zincocelere, ISL and the Ericsson Facility. Subsequent to such transfer, the Company has continued to purchase and receive products and other services, on an arms-length basis, from European PCB Group. The European PCB Group is controlled by Thomas
O. Hicks, one of the Company's directors, and its majority equity interests are owned by affiliates of HM&Co., affiliates of which are also Group's largest stockholders. In addition, Messrs. James N. Mills, the Company's Chairman and Chief Executive Officer; Timothy L. Conlon, the Company's President, Chief Operating Officer and a director; David M. Sindelar, the Company's Senior Vice President and Chief Financial Officer; and Richard W. Vieser and Kenneth F. Yontz, each directors, beneficially own equity interests in European PCB Group. In 2000, the Company purchased an aggregate of $24,004 of printed circuit boards and other products from European PCB Group and had sales of $17,829 to European PCB Group. In addition, the Company paid approximately $7,200 in sales-force fees and commissions to European PCB Group and received $2,172 in management fees from European PCB Group in fiscal year 2000.

     Additionally, in conjunction with Group's initial public offering, the Company acquired all of the outstanding shares of the Wire Harness Business, a wholly owned subsidiary of International Wire Group, Inc., an affiliate of HMTF. The Wire Harness Business, in accordance with negotiated contract terms, purchased an aggregate of $22,000; $25,982 and $28,092 of product from International Wire Group, Inc. for fiscal years 1998, 1999 and 2000, respectively.

18. EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING

     During the year ended December 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196, net of income tax benefit of $0, related to deferred financing fees incurred on debt retired before maturity with proceeds from Group's initial public offering.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 in fiscal year 1999 and reported the write-off of the net book value of start-up costs as of January 1, 1999, of $18,443 (net of income tax benefit of $6,734) as a cumulative effect of a change in accounting principle.

19. NON-CASH COMPENSATION EXPENSE

     During the years ended December 31, 1998 and 1999, the Company recorded non-cash compensation expense charges of $3,398 and $110,070, respectively, which reflect the difference between the cost of Group's class A common stock and class A series II common stock and the value of Group's common stock into which it is convertible at those dates.

     In connection with Group's initial public offering, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, the Company recorded a one-time, non-cash compensation expense charge of approximately $33,635 during the year ended December 31, 2000.

     Also in connection with its initial public offering, Group converted each 6 2/3 shares of its class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time, non-cash compensation expense charge of approximately $62,945 recorded during the year ended December 31, 2000.

     Additionally, in connection with Group's initial public offering, the Company terminated the Monitoring and Oversight Agreement and Financial Advisory Agreement with HM&Co. As consideration for HM&Co.'s willingness to agree to such termination, Group granted to HMTF and partners of HMTF, options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7,771 recorded during the year ended December 31, 2000.

20. INITIAL PUBLIC OFFERING

     On March 24, 2000, Group completed an initial public offering of 44,000,000 shares of common stock at $21.00 per share with net proceeds of $865,543. Group contributed the net proceeds from the initial public offering to the Company. The Company used the proceeds from the offering to fund the acquisition of the Wire Harness Business, to repay amounts outstanding under the existing credit facility and for general corporate purposes.

21. TRANSFER TO STOCKHOLDERS

     On March 29, 2000, Group effected a transfer to European PCB Group, a company owned by certain of Group's pre-IPO stockholders, of all the capital stock of certain businesses in Europe. As a result, European PCB Group consists primarily of the operations formerly conducted by Forward, Zincocelere, ISL and the Ericsson Facility. In consideration for the transfer, European PCB Group delivered subordinated notes payable ("NewCo Notes") to the Company for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The NewCo Notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes. The net assets transferred totaled $97,141, net of cash.

     During the fourth quarter of 2000, management discovered that certain of the NewCo Notes erroneously were denominated in foreign currencies when originally issued, and that consequently during the first, second and third quarters, translation adjustments of these instruments were calculated and recorded by the

                        VIASYSTEMS, INC. & SUBSIDIARIES

Company, with a resulting increase in other accumulated comprehensive loss of $782; $4,473 and $4,463, respectively. European PCB Group and the Company, however, intended that the NewCo Notes were to be U.S. dollar denominated, as described in Group's Form S-1 filed March 23, 2000. Following the discovery, the parties corrected the NewCo Notes to represent U.S. dollar denominated instruments, and management appropriately reclassified the cumulative transaction effect from the accumulated comprehensive loss balance to the notes due from affiliates balance.

     The Company accrues interest income on the NewCo Notes and concurrently establishes a full valuation allowance against the interest accrual. The recognition of the interest into income will be deferred until the affiliated companies demonstrate a continuous and sustained cash flow from operations which is sufficient to meet the interest payments and to ensure the ultimate collectibility of the NewCo Notes and related interest. For the year ended December 31, 2000, the Company has accrued interest income and a corresponding valuation allowance of $8,406.

22. SUBSEQUENT EVENTS

     On January 2, 2001, the holder of the Chips Loan Notes redeemed all the Chips Loan Notes. The Company paid this obligation plus the accrued quarterly interest owed by drawing on a $150,000 letter of credit and borrowing $139,250 on the Tranche A Chips Loan available under the Credit Agreement (see Note 9).

     During first quarter 2001, the Company announced headcount reductions of approximately 1,100 employees in its North American operations. In connection with this announcement, a restructuring charge of between $10,000 and $20,000 is anticipated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item has been omitted as the registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item has been omitted as the registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information required by this item has been omitted as the registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item has been omitted as the registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The information required by this item is included in Item 8 of Part II of this Form 10-K.

        2. Financial Statement Schedule

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                             BALANCE AT                     CHARGES TO                               BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS -- DEDUCTED  BEGINNING     ACQUISITIONS/     COST AND     ACCOUNTS     TRANSLATION     END OF
FROM RECEIVABLES IN THE BALANCE SHEET        OF PERIOD    (DISTRIBUTIONS)    EXPENSES    WRITTEN OFF   ADJUSTMENTS     PERIOD
-------------------------------------------  ----------   ---------------   ----------   -----------   -----------   ----------
1998....................................       $2,979         $ 1,470         $  285        $(652)        $ 141        $4,223
                                               ======         =======         ======        =====         =====        ======
1999....................................       $4,223         $ 2,632         $1,784        $(973)        $(255)       $7,411
                                               ======         =======         ======        =====         =====        ======
2000....................................       $7,411         $  (327)(1)     $  564        $(383)        $ (32)       $7,233
                                               ======         =======         ======        =====         =====        ======

---------------

(1) Included in this figure is $(2,439) which was a reduction in the allowance for doubtful accounts as a result of the distribution of the operations formerly conducted by Interconnection Systems Limited ("ISL"), Forward Group, Zincocelere and Viasystems Sweden in March 2000. This reduction is offset by an increase in the allowance for doubtful accounts of $2,112 from the acquisitions completed in 2000.

VALUATION ALLOWANCE FOR
DEFERRED TAX ASSETS -- DEDUCTED  BALANCE AT                     CHARGES TO    CHARGES TO                   BALANCE AT
FROM DEFERRED TAXES IN           BEGINNING     ACQUISITIONS/     COST AND    EXTRAORDINARY   TRANSLATION     END OF
THE BALANCE SHEET                OF PERIOD    (DISTRIBUTIONS)    EXPENSES        ITEMS       ADJUSTMENTS     PERIOD
-------------------------------  ----------   ---------------   ----------   -------------   -----------   ----------
1998.......................       $      0       $      0        $      0       $     0          $ 0        $      0
                                  ========       ========        ========       =======          ===        ========
1999.......................       $      0       $      0        $244,255       $     0          $ 0        $244,255
                                  ========       ========        ========       =======          ===        ========
2000.......................       $244,255       $(87,723)(2)    $230,967       $10,918          $ 0        $398,417
                                  ========       ========        ========       =======          ===        ========

---------------

(2) Included here is the reduction in the valuation allowance as a result of the distribution of the operations formerly conducted by ISL, Forward Group and Zincocelere.

     3. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Viasystems Group, Inc. (formerly known as
                            Circo Craft Holding Company) and certain Purchasers (as
                            defined therein)(1)
          2.2            -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Viasystems Group, Inc.
                            (formerly known as Circo Technologies Group, Inc.) and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(1)
          2.3            -- Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvestors, L.P.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.4            -- Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc.(1)
          2.5            -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc.(1)
          2.6            -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.(4)
          2.7            -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.l., as purchaser, European
                            Circuits SA and individuals named therein, as sellers(4)
          2.8            -- Share Purchase Agreement, dated August 1, 1999, among
                            Termbray Electronics (B.V.I.) Limited, Termbray
                            Industries International (Holdings) Limited, Viasystems,
                            Inc. and Viasystems Group, Inc.(5)
          2.9            -- Stock Purchase Agreement, dated March 23, 2000, by and
                            among International Wire Group, Inc., Wirekraft
                            Industries, Inc. and Viasystems International, Inc.(12)
          3.1            -- Certificate of Incorporation of Viasystems, Inc.(1)
          3.2            -- Bylaws of Viasystems, Inc.(1)
          4.1            -- Credit Agreement, dated as of March 29, 2000, among
                            Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
                            U.S. Borrower, Viasystems Canada, Inc. and Print Service
                            Holding N.V., as Foreign Subsidiary Borrowers, The
                            Several Banks and other Financial Institutions parties
                            thereto, The Chase Manhattan Bank of Canada, as Canadian
                            Administrative Agent, Chase Manhattan Bank International
                            Limited, as Multicurrency Administrative Agent, and The
                            Chase Manhattan Bank, as Administrative Agent, Bank of
                            America, N.A. as Syndication Agent, Bankers Trust
                            Company, as Syndication Agent, and Chase Securities Inc.,
                            as Sole Book Manager and Sole Lead Arranger.(11)
          4.2            -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(1)
          4.3            -- Form of New Note (included in Exhibit 4.2, Exhibit B)
          4.4            -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(4)
          4.5            -- Form of Exchange Note (included in Exhibit 4.4, Exhibit
                            B)
         10.1            -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circo Craft
                            Technologies, Inc. (confidential treatment was granted
                            with respect to certain portions of this exhibit)(3)
         10.2*           -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan(1)
         10.3*           -- Form of Amended and Restated Stock Option Agreement dated as of March 29, 2000 between Viasystems Group, Inc. and
                            James N. Mills(10)
         10.4*           -- Form of Amended and Restated Stock Option Agreement dated as of March 29, 2000 between Viasystems Group, Inc. and
                            David M. Sindelar(10)
         10.5*           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser(2)
         10.6*           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz(2)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.7            -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(2)
         10.8            -- Third Amended and Restated Financial Advisory Agreement
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(2)
         10.9*           -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and James N. Mills(8)
         10.10*          -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and David M. Sindelar(8)
         10.11           -- Agreement, dated as of December 30, 1996, between
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.) and the Communication Workers of
                            America(2)
         10.12           -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(1)
         10.13*          -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc. and Viasystems Technologies
                            Corp. LLC and Timothy L. Conlon(8)
         10.14           -- Amended and Restated Stockholders Agreement, dated as of
                            June 6, 1997, among Viasystems Group, Inc. and certain
                            stockholders of Viasystems Group, Inc.(9)
         10.15           -- First Amendment to Amended and Restated Stockholders
                            Agreement, dated as of November 4, 1998, among Viasystems
                            Group, Inc. and certain stockholders of Viasystems Group,
                            Inc.(9)
         10.16           -- Parts Sourcing Contract, dated as of December 2, 1994,
                            among Wirekraft Industries, Inc. and General Electric
                            Company (Confidential treatment has been granted with
                            respect to certain portions of this exhibit.)(6)
         10.17           -- Agreement dated as of December 29, 1995 among Wirekraft
                            Industries, Inc. and General Electric Company
                            (Confidential treatment has been granted with respect to
                            certain portions of this exhibit.)(7)
         10.18*          -- Viasystems Group, Inc. 1999 Key Management Incentive
                            Compensation Plan(9)
         10.19           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Sweden AB(12)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Tyneside Limited(12)
         10.21           -- Supply Agreement, dated as of March 29, 2000, by and
                            between International Wire Group, Inc. and Wirekraft
                            Industries, Inc.(12)
         10.22           -- Termination and Release Agreement, dated as of March 29,
                            2000, by and among Viasystems Group, Inc., Viasystems,
                            Inc., Viasystems Technologies Corp., Viasystems Canada,
                            Inc. (f/k/a Circo Craft Co. Inc.), PCB Investments
                            Limited, Viasystems International, Inc., Viasystems Group
                            Limited (f/k/a PCB Acquisition Limited), Chips
                            Acquisition Limited, and Hicks, Muse & Co. Partners,
                            L.P.(11)

---------------

  *  Compensatory plan or arrangement.

 (1) Incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1. (File No. 333-29727).

 (2) Incorporated by reference to Amendment No. 1 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (3) Incorporated by reference to Amendment No. 2 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (4) Incorporated by reference to Viasystems, Inc.'s 1997 Annual Report on Form 10-K.

 (5) Incorporated by reference to the Form 8-K/A of Viasystems, Inc. filed on October 15, 1999.

 (6) Incorporated by reference to the Registration Statement of International Wire Group, Inc. on Form S-1 (File No. 333-93970).

 (7) Incorporated by reference to International Wire Group, Inc.'s 1995 Annual Report on Form 10-K.

 (8) Incorporated by reference to Amendment No. 1 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

 (9) Incorporated by reference to Amendment No. 2 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(10) Incorporated by reference to Amendment No. 3 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(11) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(12) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).

(b) Reports on Form 8-K

     None.

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

                                                      VIASYSTEMS, INC.

                                            By    /s/ DAVID M. SINDELAR
                                             -----------------------------------
                                                     David M. Sindelar
                                                   Senior Vice President
                                                and Chief Financial Officer

                                            By   /s/ JOSEPH S. CATANZARO
                                             -----------------------------------
                                                    Joseph S. Catanzaro
                                              Senior Vice President -- Finance
                                                and Chief Accounting Officer

Date: March 23, 2001

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ JAMES N. MILLS                    Chairman of the Board of         March 23, 2001
-----------------------------------------------------    Directors and Chief
                   James N. Mills                        Executive Officer (Principal
                                                         Executive Officer)

                /s/ DAVID M. SINDELAR                  Senior Vice President and        March 23, 2001
-----------------------------------------------------    Chief Financial Officer
                  David M. Sindelar                      (Principal Financial
                                                         Officer)

               /s/ JOSEPH S. CATANZARO                 Senior Vice                      March 23, 2001
-----------------------------------------------------    President -- Finance and
                 Joseph S. Catanzaro                     Chief Accounting Officer

                /s/ TIMOTHY L. CONLON                  President, Chief Operating       March 23, 2001
-----------------------------------------------------    Officer and Director
                  Timothy L. Conlon

                 /s/ THOMAS O. HICKS                   Director                         March 23, 2001
-----------------------------------------------------
                   Thomas O. Hicks

                  /s/ JACK D. FURST                    Director                         March 23, 2001
-----------------------------------------------------
                    Jack D. Furst

                /s/ RICHARD W. VIESER                  Director                         March 23, 2001
-----------------------------------------------------
                  Richard W. Vieser

                /s/ KENNETH F. YONTZ                   Director                         March 23, 2001
-----------------------------------------------------
                  Kenneth F. Yontz

                /s/ THOMAS H. O'BRIEN                  Director                         March 23, 2001
-----------------------------------------------------
                  Thomas H. O'Brien

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Viasystems Group, Inc. (formerly known as
                            Circo Craft Holding Company) and certain Purchasers (as
                            defined therein)(1)
          2.2            -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Viasystems Group, Inc.
                            (formerly known as Circo Technologies Group, Inc.) and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(1)
          2.3            -- Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvestors, L.P.(1)
          2.4            -- Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc.(1)
          2.5            -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc.(1)
          2.6            -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.(4)
          2.7            -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.l., as purchaser, European
                            Circuits SA and individuals named therein, as sellers(4)
          2.8            -- Share Purchase Agreement, dated August 1, 1999, among
                            Termbray Electronics (B.V.I.) Limited, Termbray
                            Industries International (Holdings) Limited, Viasystems,
                            Inc. and Viasystems Group, Inc.(5)
          2.9            -- Stock Purchase Agreement, dated March 23, 2000, by and
                            among International Wire Group, Inc., Wirekraft
                            Industries, Inc. and Viasystems International, Inc.(12)
          3.1            -- Certificate of Incorporation of Viasystems, Inc.(1)
          3.2            -- Bylaws of Viasystems, Inc.(1)
          4.1            -- Credit Agreement, dated as of March 29, 2000, among
                            Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
                            U.S. Borrower, Viasystems Canada, Inc. and Print Service
                            Holding N.V., as Foreign Subsidiary Borrowers, The
                            Several Banks and other Financial Institutions parties
                            thereto, The Chase Manhattan Bank of Canada, as Canadian
                            Administrative Agent, Chase Manhattan Bank International
                            Limited, as Multicurrency Administrative Agent, and The
                            Chase Manhattan Bank, as Administrative Agent, Bank of
                            America, N.A. as Syndication Agent, Bankers Trust
                            Company, as Syndication Agent, and Chase Securities Inc.,
                            as Sole Book Manager and Sole Lead Arranger.(11)
          4.2            -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(1)
          4.3            -- Form of New Note (included in Exhibit 4.2, Exhibit B)
          4.4            -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(4)
          4.5            -- Form of Exchange Note (included in Exhibit 4.4, Exhibit
                            B)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circo Craft
                            Technologies, Inc. (confidential treatment was granted
                            with respect to certain portions of this exhibit)(3)
         10.2*           -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan(1)
         10.3*           -- Form of Amended and Restated Stock Option Agreement dated as of March 29, 2000 between Viasystems Group, Inc. and
                            James N. Mills(10)
         10.4*           -- Form of Amended and Restated Stock Option Agreement dated as of March 29, 2000 between Viasystems Group, Inc. and
                            David M. Sindelar(10)
         10.5*           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser(2)
         10.6*           -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz(2)
         10.7            -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(2)
         10.8            -- Third Amended and Restated Financial Advisory Agreement
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(2)
         10.9*           -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and James N. Mills(8)
         10.10*          -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and David M. Sindelar(8)
         10.11           -- Agreement, dated as of December 30, 1996, between
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.) and the Communication Workers of
                            America(2)
         10.12           -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(1)
         10.13*          -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc. and Viasystems Technologies
                            Corp. LLC and Timothy L. Conlon(8)
         10.14           -- Amended and Restated Stockholders Agreement, dated as of
                            June 6, 1997, among Viasystems Group, Inc. and certain
                            stockholders of Viasystems Group, Inc.(9)
         10.15           -- First Amendment to Amended and Restated Stockholders
                            Agreement, dated as of November 4, 1998, among Viasystems
                            Group, Inc. and certain stockholders of Viasystems Group,
                            Inc.(9)
         10.16           -- Parts Sourcing Contract, dated as of December 2, 1994,
                            among Wirekraft Industries, Inc. and General Electric
                            Company (Confidential treatment has been granted with
                            respect to certain portions of this exhibit.)(6)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.17           -- Agreement dated as of December 29, 1995 among Wirekraft
                            Industries, Inc. and General Electric Company
                            (Confidential treatment has been granted with respect to
                            certain portions of this exhibit.)(7)
         10.18*          -- Viasystems Group, Inc. 1999 Key Management Incentive
                            Compensation Plan(9)
         10.19           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Sweden AB(12)
         10.20           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Tyneside Limited(12)
         10.21           -- Supply Agreement, dated as of March 29, 2000, by and
                            between International Wire Group, Inc. and Wirekraft
                            Industries, Inc.(12)
         10.22           -- Termination and Release Agreement, dated as of March 29,
                            2000, by and among Viasystems Group, Inc., Viasystems,
                            Inc., Viasystems Technologies Corp., Viasystems Canada,
                            Inc. (f/k/a Circo Craft Co. Inc.), PCB Investments
                            Limited, Viasystems International, Inc., Viasystems Group
                            Limited (f/k/a PCB Acquisition Limited), Chips
                            Acquisition Limited, and Hicks, Muse & Co. Partners,
                            L.P.(11)

---------------

  *  Compensatory plan or arrangement.

 (1) Incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1. (File No. 333-29727).

 (2) Incorporated by reference to Amendment No. 1 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (3) Incorporated by reference to Amendment No. 2 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (4) Incorporated by reference to Viasystems, Inc.'s 1997 Annual Report on Form 10-K.

 (5) Incorporated by reference to the Form 8-K/A of Viasystems, Inc. filed on October 15, 1999.

 (6) Incorporated by reference to the Registration Statement of International Wire Group, Inc. on Form S-1 (File No. 333-93970).

 (7) Incorporated by reference to International Wire Group, Inc.'s 1995 Annual Report on Form 10-K.

 (8) Incorporated by reference to Amendment No. 1 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

 (9) Incorporated by reference to Amendment No. 2 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(10) Incorporated by reference to Amendment No. 3 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(11) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(12) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).