Form 10-Q
period 2001-06-30
VIASYSTEMS INC
filed 2001-08-09
CIK 1041380

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ---------------------------

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

                                YES [X] NO [ ]

As of August 8, 2001, there were 1,000 shares of Viasystems, Inc.'s Common Stock outstanding. Viasystems, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001...............................   2
      Condensed Consolidated Statements of Operations for the three and six months ended
          June 30, 2000 and 2001....................................................................................   3
      Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 2000 and 2001....................................................................................   4
      Notes to Condensed Consolidated Financial Statements..........................................................   5

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition....................  11

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.........................................................................  17

SIGNATURES..........................................................................................................  18

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    December 31,     June 30,
                                                                        2000          2001
                                                                    -----------    -----------
                                                                                   (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents ..................................   $    45,676    $    20,896
     Accounts receivable, net ...................................       320,561        286,184
     Inventories ................................................       255,973        167,382
     Prepaid expenses and other .................................        70,922         51,612
                                                                    -----------    -----------
        Total current assets ....................................       693,132        526,074
Property, plant and equipment, net ..............................       452,621        381,901
Intangibles and other assets, net ...............................       465,531        449,518
                                                                    -----------    -----------
        Total assets ............................................   $ 1,611,284    $ 1,357,493
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations ................   $    23,882    $     9,223
     Accounts payable ...........................................       293,696        219,881
     Accrued and other liabilities ..............................       112,200         86,487
     Income taxes payable .......................................        22,759          3,727
                                                                    -----------    -----------
        Total current liabilities ...............................       452,537        319,318
Long-term obligations, less current maturities ..................     1,000,435      1,075,535
Other non-current liabilities ...................................        22,380         43,607
Stockholders' equity (deficit):
     Common stock ...............................................            --             --
     Paid-in capital ............................................     1,602,641      1,604,399
     Notes due from affiliates ..................................      (124,532)      (127,611)
     Accumulated deficit ........................................    (1,314,938)    (1,518,215)
     Accumulated other comprehensive loss .......................       (27,239)       (39,540)
                                                                    -----------    -----------
        Total stockholders' equity (deficit) ....................       135,932        (80,967)
                                                                    -----------    -----------
        Total liabilities and stockholders' equity (deficit) ....   $ 1,611,284    $ 1,357,493
                                                                    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   Three Months Ended     Six Months Ended
                                                                                          June 30,            June 30,
                                                                             ----------------------    ----------------------
                                                                               2000         2001         2000          2001
                                                                             ---------    ---------    ---------    ---------
Net sales ................................................................   $ 358,285    $ 309,149    $ 742,869    $ 698,340
Operating expenses:
     Cost of goods sold ..................................................     269,425      305,716      572,699      616,164
     Selling, general and administrative (including one-time,
        non-cash compensation charges of $104,351 in March 2000)..........      27,855       23,298      166,471       51,799
     Depreciation ........................................................      23,460       21,915       51,778       44,177
     Amortization ........................................................      11,946       11,726       24,295       23,193
     Restructuring and impairment charges ................................          --      105,524           --      117,531
                                                                             ---------    ---------    ---------    ---------
Operating income (loss) ..................................................      25,599     (159,030)     (72,374)    (154,524)
Other expenses:
     Interest expense, net ...............................................      21,494       23,949       59,263       45,997
     Amortization of deferred financing costs ............................         856          949        2,649        1,785
     Other expense, net ..................................................         (27)         613          647          971
                                                                             ---------    ---------    ---------    ---------
Income (loss) before income tax benefit and extraordinary item ...........       3,276     (184,541)    (134,933)    (203,277)
Expense (benefit) for income taxes .......................................         492           --       (7,008)          --
                                                                             ---------    ---------    ---------    ---------
Income (loss) before extraordinary item ..................................       2,784     (184,541)    (127,925)    (203,277)
     Extraordinary item - loss on early extinguishment of debt,
        net of income tax benefit of $0 ..................................          --           --       31,196           --
                                                                             ---------    ---------    ---------    ---------
        Net income (loss) ................................................   $   2,784    $(184,541)   $(159,121)   $(203,277)
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                     2000         2001
                                                                                   ---------    ---------
Cash flows from operating activities:
   Net loss ....................................................................   $(159,121)   $(203,277)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Non-cash compensation expense charges ....................................     104,351           --
      Extraordinary item - loss on early extinguishment of debt ................      31,196           --
      Depreciation and amortization ............................................      76,073       67,370
      Impairment of assets held for disposal ...................................          --       75,043
      Write-off of inventory ...................................................          --       49,290
      Amortization of deferred financing costs .................................       2,649        1,786
      Joint venture income .....................................................        (543)        (187)
      Paid-in-kind notes for interest on notes due from affiliates .............          --       (3,079)
      Deferred taxes ...........................................................      (7,008)          --
      Change in assets and liabilities, net of acquisitions:
          Accounts receivable ..................................................     (84,325)      26,502
          Inventories ..........................................................     (17,339)      44,407
          Prepaid expenses and other ...........................................      (8,709)      16,063
          Accounts payable and accrued and other liabilities ...................       2,765      (93,710)
          Income taxes payable .................................................      (5,471)      (1,352)
                                                                                   ---------    ---------
               Net cash used in operating activities ...........................     (65,482)     (21,144)
   Cash flows from investing activities:
      Acquisitions, net of cash acquired .......................................    (317,192)     (10,564)
      Capital expenditures .....................................................     (62,621)     (50,510)
                                                                                   ---------    ---------
               Net cash used in investing activities ...........................    (379,813)     (61,074)
   Cash flows from financing activities:
      Equity proceeds ..........................................................     864,834           --
      Cash distribution to stockholders of European PCB Group ..................     (16,213)          --
      Repayment of amounts due under credit facilities .........................    (346,262)          --
      Repayment of amounts due under the Chips Loan Notes ......................          --     (285,312)
      Net borrowings under the Credit Agreement term loans .....................     150,000      288,750
      Net borrowings (repayments) on revolvers .................................    (179,301)      72,600
      Net repayments of other long-term obligations ............................      (9,548)     (15,325)
      Financing fees and other .................................................     (19,644)      (2,062)
                                                                                   ---------    ---------
               Net cash provided by financing activities .......................     443,866       58,651
Effect of exchange rate changes on cash and cash equivalents ...................       1,035       (1,213)
                                                                                   ---------    ---------
Net change in cash and cash equivalents ........................................        (394)     (24,780)
Cash and cash equivalents - beginning of the period ............................      22,839       45,676
                                                                                   ---------    ---------
Cash and cash equivalents - end of the period ..................................   $  22,445    $  20,896
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems, Inc. ("Viasystems") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems' 2000 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.

Transfer to Stockholders

     On March 29, 2000, Viasystems Group, Inc., the holding company parent of Viasystems ("Group" together with Viasystems, the "Company"), effected a transfer to European PCB Group (Cayman Islands) Ltd. ("European PCB Group"), a company owned by certain of Group's pre-IPO stockholders, of all the capital stock of certain businesses in Europe. As a result, European PCB Group consists primarily of the operations formerly conducted by Forward Group Plc, Zincocelere S.p.A., Interconnection Systems (Holdings) Limited ("ISL") and the PCB production facility of Ericsson Telecom AB. In consideration for the transfer, European PCB Group delivered subordinated notes payable ("Notes due From Affiliates") to Viasystems for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The Notes due From Affiliates each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

     The stockholders of European PCB Group have made a decision to actively market and sell certain businesses that it holds. It is expected that European PCB Group will complete these transactions by the end of the third fiscal quarter. In the event that any of these businesses are sold, Viasystems will assess the effect, if any, that the transactions will have upon the collection of the Notes due From Affiliates and certain obligations of European PCB Group guaranteed by Viasystems.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for 2000 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity (deficit) or net income (loss) as previously reported.

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

     Generally, Viasystems applies hedge accounting as allowed by the Statement. At June 30, 2001, Viasystems only had derivatives which qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the condensed consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. Viasystems records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

     Viasystems had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001 as Viasystems' derivative instruments were entered into during the first quarter 2001 or at year-end 2000. At June 30, 2001, the net deferred hedging gain in accumulated other comprehensive loss was approximately $2,301. This entire net deferred gain is expected to be recognized in earnings during the year ended December 31, 2001, at the time the underlying hedged transactions are realized. There was no hedge ineffectiveness during the first or second quarter of 2001.

3.   RESTRUCTURING

     During the three months ended June 30, 2001, total restructuring and impairment costs of $105,524 were charged against earnings. The restructuring charge totaled $30,481 and included personnel and severance costs of $20,238, lease and other contractual commitments of $7,864, and other exit costs of $2,379. The impairment charge totaled $75,043 of which, approximately $30,700 related to impairment on facilities held for disposal and approximately $44,343 related to impairment on equipment held for disposal.

     The current quarter restructuring and impairment charge was taken in connection with Viasystems' plan to restructure its operations in light of the continued economic downturn related to its key telecommunication and networking customers. The measures, which included the closure of the Richmond, Virginia and San German, Puerto Rico PCB fabrication plants, as well as workforce reductions at certain other North American and European facilities, were implemented to align its capacity and infrastructure with customer demand without hampering its ability to respond to demand when market conditions improve.

     The personnel and severance costs related to the elimination of approximately 1,600 (one thousand six hundred) positions, primarily in North America. The employment reduction primarily affected staff and hourly employees both unionized and non-unionized. Facilities and equipment subject to restructuring and impairment were primarily related to the two closed PCB facilities in North America. For leased facilities and equipment abandoned, the charge represents future lease payments subsequent to the abandonment. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less cost to sell with fair value based on third party appraisals of existing market prices for similar assets.

     During the three months ended March 31, 2001, Viasystems implemented a restructuring plan primarily related to headcount reductions in its North American operations. From December 31, 2000, to March 31, 2001, Viasystems had total headcount reductions of approximately 2,800 (two thousand eight hundred) permanent employees, of which approximately 2,500 (two thousand five hundred) related to the restructuring plan. The headcount reductions, resulting from the restructuring plan, were made to management, staff and hourly positions and to unionized and non-unionized employees. During the three months ended March 31, 2001, a restructuring accrual was established by recording a $12,007 charge to continuing operations. This provision primarily related to personnel and severance costs.

     Below is a table summarizing restructuring activity for the six months ended June 30, 2001:

                                                    LEASE AND OTHER
                                   PERSONNEL AND      CONTRACTUAL    OTHER EXIT
                                  SEVERANCE COSTS     COMMITMENTS       COSTS      TOTAL
                                  ---------------   ---------------  ----------   --------
Balance at December 31, 2000          $     --         $     --       $     --    $     --
First Quarter 2001 Provisions           11,755               78            174      12,007
Payments                                (9,054)             (12)           (15)     (9,081)
                                      --------         --------       --------    --------
Balance at March 31, 2001                2,701               66            159       2,926
Second Quarter 2001 Provisions          20,238            7,864          2,379      30,481
Payments                               (14,065)          (1,347)        (2,033)    (17,445)
                                      --------         --------       --------    --------
Balance at June 30, 2001              $  8,874         $  6,583       $    505    $ 15,962
                                      ========         ========       ========    ========

     Also in connection with the restructuring plan, Viasystems wrote-off inventory resulting in a $49,290 charge to cost of goods sold during the three months ended June 30, 2001.

     The restructuring and impairment charges were determined based on formal plans approved by Viasystems' management using the best information available to it at the time. The amounts Viasystems may ultimately incur may change as the balance of the plan is executed.

     Viasystems is currently reviewing its European operations and expects workforce reductions. Viasystems anticipates that a restructuring charge of between $10,000 and $20,000 will be recorded in the third quarter to reflect cash costs associated with the restructuring of its European operations. In addition, Viasystems anticipates that there will be between $5,000 and $10,000 of non-cash charges related to inventory, fixed asset and intangible write-downs associated with these European operations.

4.   INVENTORIES

     The composition of inventories at June 30, 2001, is as follows:

         Raw materials..............................         $       87,713
         Work in process............................                 43,555
         Finished goods.............................                 36,114
                                                             --------------
            Total...................................         $      167,382
                                                             ==============

5.   LONG-TERM OBLIGATIONS

     The composition of long-term obligations at June 30, 2001, is as follows:

     Credit Agreement:
         Term facilities...............................................  $      438,250
         Revolvers.....................................................         126,400
     Senior Subordinated Notes due 2007................................         400,000
     Series B Senior Subordinated Notes due 2007, including
       premium of $3,258...............................................         103,258
     Other debt and capital leases.....................................          16,850
                                                                         --------------
                                                                              1,084,758
     Less: current maturities..........................................           9,223
                                                                         --------------
                                                                         $    1,075,535
                                                                         ==============

     In connection with the initial public offering, Group, as guarantor, and Viasystems and certain subsidiaries, as borrowers, entered into a senior credit facility (the "Credit Agreement") dated March 29, 2000. The Credit Agreement provides for: (a) a $150,000 term loan facility (the "Tranche B Term Loan"), all of which was required to be drawn in a single draw at the closing of the Credit Agreement in March 2000; (b) a $175,000 revolving credit facility (the "Revolving Loan") of which $75,000 may be used for foreign currency loans in Euros, Pounds Sterling or Canadian Dollars; (c) up to $40,000 of the Revolving Loan may be used for letters of credit; and (d) a U.S. $303,100 letter of credit and term loan facility in respect of the obligations due under the loan notes made in connection with the acquisition of ISL (the "Chips Loan Notes"). The letter of credit and term loan facility consists of two tranches: (i) a $153,100 tranche (the "Tranche A Chips Loan") and (ii) a $150,000 tranche (the "Tranche B Chips Loan"). During the three months ended March 31, 2001, the holder of the Chips Loan Notes redeemed them. Viasystems paid this obligation plus the accrued quarterly interest owed by borrowing $150,000 on the Tranche B Chips Loan and $139,250 on the Tranche A Chips Loan. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of Viasystems and its subsidiaries.

     On April 23, 2001, the Company executed a first amendment to the Credit Agreement. Among other provisions, the amendment increases the interest margin charged on borrowed funds and amends financial condition covenants.

     On June 28, 2001, the Company executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces available borrowing capacity under the Revolving Loan to $150,000 until such time as Viasystems delivers a compliance certificate with respect to its financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes. The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the Senior Unsecured Notes (See Note 10).

     At June 30, 2001, Viasystems had approximately $11,477 of available borrowing capacity under the Revolving Loan.

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

     Additionally, in connection with Group's initial public offering, Viasystems terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") ("HM&Co."). As consideration for HM&Co.'s willingness to agree to such termination, Group granted to HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7,771 recorded during the three months ended March 31, 2000.

8.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                    --------------------------        ---------------------------
                                                                      2000             2001              2000             2001
                                                                    ---------        ---------        ---------        ---------
Net income (loss) ...........................................       $   2,784        $(184,541)       $(159,121)       $(203,277)
Gain on derivatives instruments designated and
   qualifying as foreign currency cash flow hedging
   instruments ..............................................              --            1,313               --            2,301
Foreign currency translation adjustments ....................          (6,125)          (1,626)             772          (14,602)
                                                                    ---------        ---------        ---------        ---------
   Comprehensive Loss .......................................       $  (3,341)       $(184,854)       $(158,349)       $(215,578)
                                                                    =========        =========        =========        =========

9.   BUSINESS SEGMENT INFORMATION

     Viasystems operates in one product business segment--a worldwide vertically integrated independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     Viasystems' operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

    Pertinent financial data by major geographic segments is as follows:

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                          --------------------------        --------------------------
NET SALES:                                                  2000             2001             2000              2001
                                                          ---------        ---------        ---------        ---------
     North America ................................       $ 228,097        $ 163,904        $ 435,594        $ 380,869
     Europe .......................................          73,629           72,131          203,388          173,892
     Asia .........................................          62,129           78,422          113,660          152,386
     Eliminations .................................          (5,570)          (5,308)          (9,773)          (8,807)
                                                          ---------        ---------        ---------        ---------
        Total .....................................       $ 358,285        $ 309,149        $ 742,869        $ 698,340
                                                          =========        =========        =========        =========

OPERATING INCOME (LOSS):
     North America ................................       $  14,662        $(160,535)       $ (79,439)       $(177,970)
     Europe .......................................           3,078              106           (6,219)          11,662
     Asia .........................................           7,859            1,399           13,284           11,784
     Eliminations .................................              --               --               --               --
                                                          ---------        ---------        ---------        ---------
        Total .....................................       $  25,599        $(159,030)       $ (72,374)       $(154,524)
                                                          =========        =========        =========        =========

10.  SUBSEQUENT EVENTS

     On July 19, 2001, Viasystems issued to affiliates of Hicks, Muse, Tate & Furst $100,000 of senior unsecured notes (the "Senior Unsecured Notes") and 10.0 million warrants to purchase shares of Group's common stock. The Senior Unsecured Notes bear interest at 14% per annum and mature on May 1, 2007. Interest will not be payable currently, but rather will accrete semi-annually and be payable in full at maturity of the Senior Unsecured Notes. The warrants have an exercise price of $.01 per share and terminate in 2011.

     On June 28, 2001, the Company executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces available borrowing capacity under the Revolving Loan to $150,000 until such time as Viasystems delivers a compliance certificate with respect to its financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes. The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the Senior Unsecured Notes.

11.  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     Viasystems has not yet determined the effect SFAS 141 and SFAS 142 will have on its consolidated financial position or results of operations.

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

GENERAL

     We are a leading worldwide vertically integrated independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers. We serve primarily the telecommunications and networking industries, which we believe to be the fastest-growing customer segments of the EMS market. We offer a wide range of products and services to original equipment manufacturers of electronic products. Our products and services consist of the following:

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

RECENT EVENTS

     On July 19, 2001, Viasystems, Inc. issued to affiliates of Hicks, Muse, Tate & Furst $100.0 million of senior unsecured notes (the "Senior Unsecured Notes") and 10.0 million warrants to purchase shares of Group's common stock. The Senior Unsecured Notes bear interest at 14% per annum and mature on May 1, 2007. Interest will not be payable currently, but rather will accrete semi-annually and be payable in full at maturity of the Senior Unsecured Notes. The warrants have an exercise price of $.01 per share and terminate in 2011.

     On June 28, 2001, we executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces our borrowing capacity under the Revolving Loan to $150.0 million until such time as we deliver a compliance certificate with respect to our financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes. The second amendment to the Credit Agreement became effective on July 19, 2001 in connection with issuance of the Senior Unsecured Notes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

     Net sales for the three months ended June 30, 2001, were $309.1 million, representing a $49.1 million, or 13.7% decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers.

     Cost of goods sold for the three months ended June 30, 2001, was $256.4 million, or 82.9% of sales (excluding one-time write-offs of inventory related to the restructuring of $49.3 million) compared to $269.4 million, or 75.2% of sales for the three months ended June 30, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our North America printed circuit board facilities due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the three months ended June 30, 2001, of $23.3 million decreased by $4.6 million versus the comparable period in 2000. These costs decreased primarily due to cost reduction activities, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

     During the three months ended June 30, 2001, total restructuring and impairment costs of $105.5 million were charged against earnings. The restructuring charge totaled $30.5 million, and included personnel and severance costs of $20.2 million, lease and other contractual commitments of $7.9 million and other exit costs of $2.4 million. The impairment charge totaled $75.0 million of which, approximately $30.7 million related to impairment on facilities held for disposal and approximately $44.3 million related to impairment on equipment held for disposal.

     The current quarter restructuring and impairment charge was taken in connection with Viasystems' plan to restructure its operations in light of the continued economic downturn related to our key telecommunication and networking customers. The measures, which included the closure of the Richmond, Virginia and San German, Puerto Rico PCB fabrication plants, as well as workforce reductions at certain North American and European facilities, were implemented to align its capacity and infrastructure with customer demand without hampering our ability to respond to demand when market conditions improve.

     The personnel and severance costs related to the elimination of approximately 1,600 (one thousand six hundred) positions, primarily in North America. The employment reduction primarily affected staff and hourly employees both unionized and non-unionized. Facilities and equipment subject to restructuring and impairment were primarily related to the two closed PCB facilities in North America. For leased facilities and equipment abandoned, the charge represents future lease payments subsequent to the abandonment. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less cost to sell with fair value based on third party appraisals of existing market prices for similar assets.

     Also in connection with the restructuring plan, Viasystems wrote-off inventory resulting in a $49.3 million charge to cost of goods sold during the three months ended June 30, 2001.

     Depreciation and amortization decreased $1.8 million, from $35.4 million for the quarter ended June 30, 2000, to $33.6 million for the same period of 2001, primarily due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

     Other expense increased $3.2 million, from $22.3 million for the quarter ended June 30, 2000, to $25.5 million for the same period of 2001, primarily due to increased interest expense and amortization of deferred financing costs related to the first amendment to our credit agreement in the first quarter of 2001.

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

     Net sales for the six months ended June 30, 2001, were $698.3 million, representing a $44.5 million, or 6.0% decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers partially offset by the impact of acquisitions made in 2000 and 2001.

     Cost of goods sold for the six months ended June 30, 2001, was $566.9 million, or 81.2% of sales (excluding one-time write-offs of inventory related to the restructuring of $49.3 million) compared to $572.7 million, or 77.1% of sales for the six months ended June 30, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our North America printed circuit board facilities due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the six months ended June 30, 2001, of $51.8 million decreased by $10.3 million versus the comparable period in 2000 (excluding the non-cash compensation expense charge of $104.4 million in March 2000). These costs decreased primarily due to cost reduction activities and a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

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

     Additionally, in connection with our initial public offering in March 2000, we terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for the affiliate's willingness to agree to such termination, we granted to HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of our common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7.8 million recorded during the three months ended March 31, 2000.

     During the three months ended June 30, 2001, total restructuring and impairment costs of $105.5 million were charged against earnings. The restructuring charge totaled $30.5 million, and included personnel and severance costs of $20.2 million, lease and other contractual commitments of $7.9 million and other exit costs of $2.4 million. The impairment charge totaled $75.0 million of which, approximately $30.7 million related to impairment on facilities held for disposal and approximately $44.3 million related to impairment on equipment held for disposal.

     The current quarter restructuring and impairment charge was taken in connection with Viasystems' plan to restructure its operations in light of the continued economic downturn related to our key telecommunication and networking customers. The measures, which included the closure of the Richmond, Virginia and San German, Puerto Rico PCB fabrication plants, as well as workforce reductions at certain North American and European facilities, were implemented to align its capacity and infrastructure with customer demand without hampering our ability to respond to demand when market conditions improve.

     The personnel and severance costs related to the elimination of approximately 1,600 (one thousand six hundred) positions, primarily in North America. The employment reduction primarily affected staff and hourly employees both unionized and non-unionized. Facilities and equipment subject to restructuring and impairment were primarily related to the two closed PCB facilities in North America. For leased facilities and equipment abandoned, the charge represents future lease payments subsequent to the abandonment. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less cost to sell with fair value based on third party appraisals of existing market prices for similar assets.

     Also in connection with the restructuring plan, we wrote-off inventory resulting in a $49.3 million charge to cost of goods sold during the six months ended June 30, 2001.

     During the quarter ended March 31, 2001, we recorded a $12.0 million restructuring charge, primarily related to employee severance costs. Management restructured the business in response to slowing demand, primarily from certain customers in the telecom and networking markets. The restructuring plan was primarily implemented to reduce the cost structure of certain production facilities serving the North American market. We expect these changes to have a timely impact on cost of goods sold without hampering our ability to respond to demand from our strategic customers when market conditions improve. The restructuring plan encompasses management, staff or hourly employees primarily at our operations in Richmond, Virginia and San German, Puerto Rico. The plan also includes employees at our sites in Kirkland, Quebec; Pointe-Claire, Quebec; Granby, Quebec; Milwaukee, Wisconsin; San Jose, California; Orange County, California; Portland, Oregon; Juarez, Mexico; Chihuahua, Mexico; Boldon, England and Ballynahinch, Northern Ireland. During the first quarter of 2001, approximately $9.1 of severance payments and other employee-related costs were made and the remaining $2.9 million restructuring accrual was paid during the second quarter of 2001.

     Depreciation and amortization decreased $8.7 million, from $76.1 million for the six months ended June 30, 2000, to $67.4 million for the same period of 2001, primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000 and due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

     Other expense decreased $13.8 million, from $62.6 million for the six months ended June 30, 2000, to $48.8 million for the same period of 2001, primarily due to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with our initial public offering completed in March 2000.

     During the quarter ended March 31, 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million, net of $0 income tax benefit, related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements will be for debt service requirements, working capital needs, cash expenditures associated with the planned restructurings and capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

     Net cash used in operating activities was $21.1 million for the six months ended June 30, 2001, compared to net cash used in operating activities of $65.5 million for the same period in 2000. The decrease in net cash used in operating activities relates primarily to timing of receipts from certain customers, inventory management and payments to vendors.

     Net cash used in investing activities was $ 61.1 million for the six months ended June 30, 2001, compared to $379.8 million for the six months ended June 30, 2000. Net cash used in investing activities for the six months ended June 30, 2001, was $61.1 million, of which, $50.5 million related to capital expenditures with the remainder related to acquisitions completed during 2001. In the first six months of 2000, net cash used in investing activities included $317.2 million related to the Wire Harness and the NC&S acquisitions with the remainder related to capital expenditures.

     On January 2, 2001, the holder of an aggregate of $285.3 million in promissory notes (the "Chips Loan Notes") redeemed all the Chips Loan Notes. Viasystems paid this obligation plus the accrued quarterly interest owed by drawing on a $150 million letter of credit and borrowing $139.3 million on the Tranche A Chips Loan available under our credit facility.

     On April 23, 2001, we executed a first amendment to the credit agreement. Among other provisions, the amended credit agreement increases the interest margin charged on borrowed funds and amends financial condition covenants.

     On June 28, 2001, we executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces our available borrowing capacity under the Revolving Loan to $150.0 million until such time as we deliver a compliance certificate with respect to our financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes (see Recent Events within Management's Discussion and Analysis of Results of Operations and Financial Condition). The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the Senior Unsecured Notes.

     At June 30, 2001, we had approximately $11.5 million of available borrowing capacity under the revolving loan facility of our credit agreement.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     We have not yet determined the effect SFAS 141 and SFAS 142 will have on our consolidated financial position or results of operations.

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

                    3.2 Bylaws of Viasystems, Inc. (incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1, Registration No. 333-29727).

                    4.7 Second Amendment, dated as of June 28, 2001, to the Credit Agreement, dated as of March 29, 2000, as amended by the First Amendment dated as of April 23, 2001, among Viasystems Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems Canada, Inc. and Print Service Holding N.V., as Foreign Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Chase Manhattan International Limited, as Multicurrency Administrative Agent, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to exhibit 4.7 to the Form 10-Q filed by Viasystems Group, Inc. on July 30, 2001).

                    4.8 Form of Warrant Certificate dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto (incorporated by reference to exhibit 4.8 to the Form 10-Q filed by Viasystems Group, Inc. on July 30, 2001).

                    4.9 Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors on Annex A thereto (incorporated by reference to exhibit 4.9 to the Form 10-Q filed by Viasystems Group, Inc. on July 30, 2001).

                    4.10 Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc., Viasystems, Inc. and the investors named therein (incorporated by reference to exhibit 4.10 to the Form 10-Q filed by Viasystems Group, Inc. on July 30, 2001).

              (b)   Reports on Form 8-K
                             None.



--------------

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       VIASYSTEMS, INC.

Dated:  August 8, 2001                 By:
                                                     /s/ David M. Sindelar
                                                 -------------------------------
                                       Name:     David M. Sindelar
                                       Title:    Chief Executive Officer


                                       By:
                                                     /s/ Joseph S. Catanzaro
                                                 -------------------------------
                                       Name:     Joseph S. Catanzaro
                                       Title:    Senior Vice President - Finance
                                                   and Chief Accounting Officer