Form 10-Q
period 2001-09-30
VIASYSTEMS INC
filed 2001-11-09
CIK 1041380

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

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

                                 YES [X] NO [ ]

As of November 8, 2001, there were 1,000 shares of Viasystems, Inc.'s Common Stock outstanding. Viasystems, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001...............    2
      Condensed Consolidated Statements of Operations for the three and nine months ended
          September 30, 2000 and 2001....................................................................    3
      Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 and 2001....................................................................    4
      Notes to Condensed Consolidated Financial Statements...............................................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........   12

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................................................   18

SIGNATURES...............................................................................................   19

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      December 31,     September 30,
                                                                         2000              2001
                                                                      ------------     -------------
                                                                                        (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents .................................      $    45,676       $    27,307
     Accounts receivable, net ..................................          320,561           208,876
     Inventories ...............................................          255,973           149,288
     Prepaid expenses and other ................................           70,922            35,328
                                                                      -----------       -----------
        Total current assets ...................................          693,132           420,799
Property, plant and equipment, net .............................          452,621           368,647
Intangibles and other assets, net ..............................          465,531           442,944
                                                                      -----------       -----------
        Total assets ...........................................      $ 1,611,284       $ 1,232,390
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations ...............      $    23,882       $     3,326
     Accounts payable ..........................................          293,696           161,417
     Accrued and other liabilities .............................          112,200            95,309
     Income taxes payable ......................................            3,595             2,439
                                                                      -----------       -----------
        Total current liabilities ..............................          433,373           262,491
Long-term obligations, less current maturities .................        1,000,435         1,047,235
Other non-current liabilities ..................................           41,544            43,616
Stockholders' equity (deficit):
     Common stock ..............................................               --                --
     Paid-in capital ...........................................        1,602,641         1,634,535
     Notes due from affiliates .................................         (124,532)               --
     Accumulated deficit .......................................       (1,314,938)       (1,723,196)
     Accumulated other comprehensive loss ......................          (27,239)          (32,291)
                                                                      -----------       -----------
        Total stockholders' equity (deficit) ...................          135,932          (120,952)
                                                                      -----------       -----------
        Total liabilities and stockholders' equity (deficit) ...      $ 1,611,284       $ 1,232,390
                                                                      ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                     -----------------------------   -----------------------------
                                                                        2000              2001          2000              2001
                                                                     -----------       -----------   -----------       -----------

Net sales .......................................................... $   406,504       $   268,108   $ 1,149,373       $   966,448
Operating expenses:
     Cost of goods sold ............................................     308,855           226,335       881,554           842,499
     Selling, general and administrative (including one-time,
        non-cash compensation charges of $104,351 in March 2000)....      28,489            23,424       194,960            75,223
     Depreciation ..................................................      23,114            19,238        74,892            63,415
     Amortization ..................................................      11,259            11,720        35,554            34,913
     Write-off of amounts due from affiliates ......................          --           144,099            --           144,099
     Restructuring and impairment charges ..........................          --            21,685            --           139,216
                                                                     -----------       -----------   -----------       -----------
Operating income (loss) ............................................      34,787          (178,393)      (37,587)         (332,917)
Other expenses:
     Interest expense, net .........................................      23,082            24,914        82,345            70,911
     Amortization of deferred financing costs ......................         885             1,115         3,534             2,900
     Other expense (income), net ...................................        (379)              559           268             1,530
                                                                     -----------       -----------   -----------       -----------
Income (loss) before income tax benefit and
  extraordinary item ...............................................      11,199          (204,981)     (123,734)         (408,258)
Expense (benefit) for income taxes .................................       1,680                --        (5,328)               --
                                                                     -----------       -----------   -----------       -----------
Income (loss) before extraordinary item ............................       9,519          (204,981)     (118,406)         (408,258)
     Extraordinary item - loss on early extinguishment of debt,
        net of income tax benefit of $0 ............................          --                --        31,196                --
                                                                     -----------       -----------   -----------       -----------
        Net income (loss) .......................................... $     9,519       $  (204,981)  $  (149,602)      $  (408,258)
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                -------------------------
                                                                                  2000            2001
                                                                                ---------       ---------

Cash flows from operating activities:
   Net loss ..............................................................      $(149,602)      $(408,258)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Non-cash compensation expense charges ..............................        104,351              --
      Extraordinary item - loss on early extinguishment of debt ..........         31,196              --
      Depreciation and amortization ......................................        110,446          98,328
      Impairment of assets held for disposal .............................             --          80,497
      Write-off of amounts due from affiliates ...........................             --         144,099
      Write-off of inventory .............................................             --          50,114
      Amortization of deferred financing costs ...........................          3,534           2,900
      Joint venture expense (income) .....................................         (1,421)            110
      Non-cash interest income ...........................................             --          (3,079)
      Paid-in-kind interest on Senior Unsecured Notes ....................             --           2,800
      Deferred taxes .....................................................         (8,300)          1,291
      Change in assets and liabilities, net of acquisitions:
          Accounts receivable ............................................        (91,690)         92,823
          Inventories ....................................................        (30,030)         63,819
          Prepaid expenses and other .....................................         (8,497)         32,606
          Accounts payable and accrued and other liabilities .............         42,309        (150,148)
          Income taxes payable ...........................................         (2,203)         (2,591)
                                                                                ---------       ---------
               Net cash provided by operating activities .................             93           5,311
   Cash flows from investing activities:
      Acquisitions, net of cash acquired .................................       (355,908)        (10,564)
      Capital expenditures ...............................................        (95,263)        (60,906)
                                                                                ---------       ---------
               Net cash used in investing activities .....................       (451,171)        (71,470)
   Cash flows from financing activities:
      Equity proceeds ....................................................        864,834          30,113
      Cash distribution to stockholders of European PCB Group ............        (16,213)             --
      Repayment of amounts due under credit facilities ...................       (346,262)             --
      Repayment of amounts due under the Chips Loan Notes ................             --        (285,312)
      Net borrowings under the Credit Agreement term loans ...............        150,000         288,250
      Net borrowings (repayments) on revolvers ...........................       (139,501)        (27,600)
      Borrowings under the Senior Unsecured Notes ........................             --          70,036
      Net repayments of other long-term obligations ......................        (13,387)        (21,542)
      Financing fees and other ...........................................        (19,644)         (6,682)
                                                                                ---------       ---------
               Net cash provided by financing activities .................        479,827          47,263
Effect of exchange rate changes on cash and cash equivalents .............           (135)            527
                                                                                ---------       ---------
Net change in cash and cash equivalents ..................................         28,614         (18,369)
Cash and cash equivalents - beginning of the period ......................         22,839          45,676
                                                                                ---------       ---------
Cash and cash equivalents - end of the period ............................      $  51,453       $  27,307
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems, Inc. ("Viasystems") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems' 2000 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.

Transfer to Stockholders

     On March 29, 2000, Viasystems Group, Inc., the holding company parent of Viasystems ("Group" and together with Viasystems, the "Company"), sold to European PCB Group (Cayman Islands), Ltd. ("European PCB Group"), a company owned by certain of Group's pre-IPO stockholders, all the capital stock of certain businesses in Europe. As a result and at such time, European PCB Group consisted primarily of the operations formerly conducted by Forward Group Plc, Zincocelere S.p.A., Interconnection Systems (Holdings) Limited ("ISL") and the PCB production facility of Ericsson Telecom AB. In consideration for the sale, European PCB Group delivered subordinated notes ("PCB Group Notes") payable to Viasystems for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The PCB Group Notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

     During the quarter ended September 30, 2001, European PCB Group disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, in September 2001, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, Viasystems has evaluated the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes to their undiscounted expected future cash flows. Viasystems concluded that amounts due from European PCB Group have been impaired. As a result, Viasystems recorded a charge for the quarter ended September 30, 2001, totaling $144,099 to reflect the write-off of such amounts.

     In addition, Viasystems guaranteed approximately (pound)12 million (approximately $18.0 million) of an obligation with the Department of Trade and Industry (the "DTI") of the United Kingdom in respect of a grant provided to ISL. The grant is also secured by land and a building, which has an appraised value in excess of the grant obligation. Viasystems has been engaged in discussions with the DTI regarding the guarantee and the grant. Viasystems believes that in the event the guarantee would be ultimately required to be repaid, the proceeds from the sale of the property would be sufficient to satisfy all or substantially all amounts paid pursuant to the guarantee. Accordingly, Viasystems does not believe the existence of the guarantee will have a material adverse effect on Viasystems.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for 2000 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity (deficit) or net income (loss) as previously reported.

2.   LONG-LIVED ASSETS

     In light of the continued economic downturn related to Viasystems' key telecommunication and networking customers, Viasystems management performed a comprehensive review of its individual business units that has resulted in plant shutdowns, downsizing and consolidation of certain facilities. As a result, Viasystems is assessing the carrying value of its long-lived assets, including goodwill and other acquired intangibles. While Viasystems has not completed this assessment, a possible outcome may be a non-cash write-off of a portion of the long-lived assets presently carried on Viasystems' books. Viasystems expects to conclude this matter in the near term, but not later than the filing of its Form 10-K for the current fiscal year.

3.   DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, Viasystems implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). The Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction.

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

     Generally, Viasystems applies hedge accounting as allowed by the Statement. At September 30, 2001, Viasystems only had derivatives which qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the condensed consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. Viasystems records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

     Viasystems had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001, as Viasystems' derivative instruments were entered into during the first quarter 2001 or at year-end 2000. At September 30, 2001, the net deferred hedging gain in accumulated other comprehensive loss was approximately $879. This entire net deferred gain is expected to be recognized in earnings during the year ended December 31, 2001, at the time the underlying hedged transactions are realized. There was no hedge ineffectiveness during the nine months ended September 30, 2001.

4.   RESTRUCTURING

     During the quarter ended September 30, 2001, Viasystems recorded a restructuring and impairment charge of $21,685, primarily related to the consolidation of certain facilities as well as headcount reductions at its corporate offices. The restructuring and impairment charges were comprised of the following: $6,505 for personnel and severance costs, attributable to approximately 1,100 (one thousand one hundred) employees, $9,623 for lease and other contractual commitments, $103 for other restructuring costs and $5,454 for impairment of equipment held for disposal.

     During the quarter ended June 30, 2001, Viasystems recorded a restructuring and impairment charge of $105,524, primarily related to the closure of its Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities, as well as workforce reductions at certain other North American and European facilities. The restructuring and impairment charges were comprised of the following: $20,238 for personnel and severance costs, attributable to approximately 1,600 (one thousand six hundred) employees, $7,864 for lease and other contractual commitments, $2,379 for other restructuring costs and $75,043 for impairment of fixed assets held for disposal of which, $30,700 related to facilities held for disposal and $44,343 related to equipment held for disposal.

     During the quarter ended March 31, 2001, Viasystems recorded a restructuring charge of $12,007, primarily related to headcount reductions in its North American operations attributable to approximately 2,500 (two thousand five hundred) employees.

     Below is a table summarizing restructuring activity for the nine months ended September 30, 2001:

                                                  THREE MONTHS ENDED                                  CUMULATIVE DRAWDOWNS
                                         ---------------------------------------             ---------------------------------------
                                                                                                                        BALANCE AT
                                         MARCH 31,     JUNE 30,    SEPTEMBER 30,              CASH         NON-CASH    SEPTEMBER 30,
                                           2001          2001          2001         TOTAL    PAYMENTS      CHARGES         2001
                                         ---------     --------    -------------   --------  --------      --------    -------------

Restructuring Activities:
   Personnel and severance ............  $ 11,755      $ 20,238      $  6,505      $ 38,498  $ 30,894      $     --      $  7,604
   Lease and other contractual
     commitments ......................        78         7,864         9,623        17,565     2,066            --        15,499
   Other ..............................       174         2,379           103         2,656     2,276            --           380
   Plant and equipment write-downs ....        --        75,043         5,454        80,497        --        80,497            --
                                         --------      --------      --------      --------  --------      --------      --------

Total restructuring and impairment
   charges ............................  $ 12,007      $105,524      $ 21,685      $139,216  $ 35,236      $ 80,497      $ 23,483
                                         ========      ========      ========      ========  ========      ========      ========

     Also in connection with the restructuring plan, Viasystems wrote off inventory resulting in a $49,290 and $824 charge to cost of goods sold during the quarters ended June 30, 2001 and September 30, 2001, respectively.

     The restructuring and impairment charges were determined based on formal plans approved by Viasystems' management using the best information available to it at the time. The amounts Viasystems may ultimately incur may change as the balance of the plan is executed.

     Viasystems is currently reviewing certain other European operations and expects additional workforce reductions. The impact of these activities is not currently known. However, the charges related to these activities are not expected to have a material impact on Viasystems' results of operations.

5.   INVENTORIES

     The composition of inventories at September 30, 2001, is as follows:

Raw materials .....................      $ 75,539
Work in process ...................        29,598
Finished goods ....................        44,151
                                         --------
   Total ..........................      $149,288
                                         ========

6.   LONG-TERM OBLIGATIONS

     The composition of long-term obligations at September 30, 2001, is as follows:

Credit Agreement:
    Term facilities .................................................      $  437,750
    Revolvers .......................................................          26,200
Senior Subordinated Notes due 2007 ..................................         400,000
Series B Senior Subordinated Notes due 2007, including
  premium of $3,150 .................................................         103,150
Senior Unsecured Notes, including paid-in-kind interest of $2,800 ...          72,836
Other debt and capital leases .......................................          10,625
                                                                           ----------
                                                                            1,050,561
Less: current maturities ............................................           3,326
                                                                           ----------
                                                                           $1,047,235
                                                                           ==========

     In connection with Group's initial public offering, Group, as guarantor, and Viasystems and certain subsidiaries, as borrowers, entered into a senior credit facility (the "Credit Agreement") dated March 29, 2000. The Credit Agreement provides for: (a) a $150,000 term loan facility (the "Tranche B Term Loan"), all of which was required to be drawn in a single draw at the closing of the Credit Agreement in March 2000; (b) a $175,000 revolving credit facility (the "Revolving Loan"), of which $75,000 may be used for foreign currency loans in Euros, Pounds Sterling or Canadian Dollars and up to $40,000 of which may be used for letters of credit and (c) a U.S. $303,100 letter of credit and term loan facility in respect of the obligations due under the loan notes made in connection with the acquisition of ISL (the "Chips Loan Notes"). The letter of credit and term loan facility consists of two tranches: (i) a $153,100 tranche (the "Tranche A Chips Loan") and (ii) a $150,000 tranche (the "Tranche B Chips Loan"). During the three months ended March 31, 2001, the holder of the Chips Loan Notes redeemed them. Viasystems paid this obligation plus the accrued quarterly interest owed by borrowing $150,000 on the Tranche B Chips Loan and $139,250 on the Tranche A Chips Loan. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of Viasystems and its subsidiaries.

     On April 23, 2001, the Company executed a first amendment to the Credit Agreement. Among other provisions, the amendment increases the interest margin charged on borrowed funds and amends financial condition covenants.

     On June 28, 2001, the Company executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition convenants, reduces available borrowing capacity under the Revolving Loan to $150,000 until such time as Viasystems delivers a compliance certificate with respect to its financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes. The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the Senior Unsecured Notes.

     At September 30, 2001, Viasystems had approximately $111,700 of available borrowing capacity under the Revolving Loan.

     On July 19, 2001, Viasystems issued to affiliates of Hicks, Muse, Tate & Furst Incorporated ("HMTF") $100,000 of senior unsecured notes (the "Senior Unsecured Notes") and 10.0 million warrants to purchase shares of Group's common stock. The Senior Unsecured Notes bear interest at 14% per annum and mature on May 1, 2007. Interest will not be payable currently, but rather will accrete semi-annually and be payable in full at maturity of the Senior Unsecured Notes. The warrants are immediately exercisable and have an exercise price of $.01 per share and terminate in 2011. Viasystems has allocated $29,964 of the proceeds from the

Senior Unsecured Notes to paid-in-capital and $70,036 to debt, which represents the relative fair value of the securities at the time of issuance.

7.   EXTRAORDINARY ITEM

     During the quarter ended March 31, 2000, Viasystems recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196, net of income tax benefit of $0, related to deferred financing fees incurred on debt retired before maturity with proceeds from Group's initial public offering.

8.   NON-CASH COMPENSATION EXPENSE

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

     Additionally, in connection with the initial public offering, Viasystems terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HM&Co. As consideration for HM&Co.'s willingness to agree to such termination, Group granted to HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7,771 recorded during the three months ended March 31, 2000.

9.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                               -------------------------       -------------------------
                                                                 2000            2001            2000            2001
                                                               ---------       ---------       ---------       ---------

Net income (loss) .......................................      $   9,519       $(204,981)      $(149,602)      $(408,258)
Gain (loss) on derivatives instruments designated and
   qualifying as foreign currency cash flow hedging
   instruments ..........................................             --          (1,422)             --             879
Foreign currency translation adjustments ................        (13,539)          9,211         (17,921)         (5,931)
                                                               ---------       ---------       ---------       ---------
   Comprehensive Loss ...................................      $  (4,020)      $(197,192)      $(167,523)      $(413,310)
                                                               =========       =========       =========       =========

10.  BUSINESS SEGMENT INFORMATION

     Viasystems operates in one product business segment--a worldwide vertically integrated independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     Viasystems' operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

     Pertinent financial data by major geographic segments is as follows:

                                       Three Months Ended                   Nine Months Ended
                                          September 30,                       September 30,
                                  -----------------------------       -----------------------------
                                      2000              2001              2000               2001
                                  -----------       -----------       -----------       -----------
NET SALES:
     North America .........      $   271,041       $   134,247       $   705,547       $   515,116
     Europe ................           70,592            72,789           273,980           246,681
     Asia ..................           71,846            66,107           186,594           218,493
     Eliminations ..........           (6,975)           (5,035)          (16,748)          (13,842)
                                  -----------       -----------       -----------       -----------
        Total ..............      $   406,504       $   268,108       $ 1,149,373       $   966,448
                                  ===========       ===========       ===========       ===========

OPERATING INCOME (LOSS):
     North America .........      $    22,185       $  (113,687)      $   (57,270)      $  (291,657)
     Europe ................            2,234           (61,515)           (3,985)          (49,853)
     Asia ..................           10,368            (3,191)           23,668             8,593
     Eliminations ..........               --                --                --                --
                                  -----------       -----------       -----------       -----------
        Total ..............      $    34,787       $  (178,393)      $   (37,587)      $  (332,917)
                                  ===========       ===========       ===========       ===========

11.  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     Viasystems has not yet determined the effect SFAS 141 and SFAS 142 will have on its consolidated financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

     Viasystems has not yet determined the effect SFAS 144 will have on its consolidated financial position or results of operations.

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

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in our inventory levels, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, risks associated with our acquisition strategy, our substantial indebtedness and our ability to comply with the terms thereof, control by our largest stockholders and other factors.

GENERAL

     We are a leading worldwide vertically integrated independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers. We serve primarily the telecommunications and networking industries. We offer a wide range of products and services to original equipment manufacturers of electronic products. Our products and services consist of the following:

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

     Net sales for the three months ended September 30, 2001, were $268.1 million, representing a $138.4 million, or 34.1% decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers.

     Cost of goods sold for the three months ended September 30, 2001, was $225.5 million, or 84.1% of sales (excluding one-time write-offs of inventory related to the restructuring of $0.8 million) compared to $308.9 million, or 76.0% of sales for the three months ended September 30, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the three months ended September 30, 2001, of $23.4 million decreased by $5.1 million versus the comparable period in 2000. These costs decreased primarily due to cost reduction and restructuring activities during 2001, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

     During the quarter ended September 30, 2001, we recorded a restructuring and impairment charge of $21.7 million primarily related to the consolidation of certain facilities as well as headcount reductions at our corporate offices. The restructuring and impairment charges were comprised of the following: $6.5 million for personnel and severance costs, attributable to approximately 1,100 (one thousand one hundred) employees, $9.6 million for lease and other contractual commitments, $0.1 million for other restructuring costs and $5.5 million for impairment of equipment held for disposal.

     Also in connection with the third quarter restructuring plan, we wrote off inventory resulting in a $0.8 million charge to cost of goods sold during the three months ended September 30, 2001.

     European PCB Group has disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, we have evaluated the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes to their undiscounted expected future cash flows. We concluded that amounts due from European PCB Group have been impaired. As a result, we recorded a charge for the quarter ended September 30, 2001, totaling $144.1 million to reflect the write-off of such amounts.

     Depreciation and amortization decreased $3.4 million, from $34.4 million for the quarter ended September 30, 2000, to $31.0 million for the same period of 2001, primarily due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

     Other expense increased $3.0 million, from $23.6 million for the quarter ended September 30, 2000, to $26.6 million for the same period of 2001, primarily due to increased interest expense and amortization of deferred financing costs related to the amendments to our credit agreement during 2001.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

     Net sales for the nine months ended September 30, 2001, were $966.4 million, representing a $183.0 million, or 15.9% decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers partially offset by the impact of acquisitions made in 2000 and 2001.

     Cost of goods sold for the nine months ended September 30, 2001, was $792.4 million, or 82.0% of sales (excluding one-time write-offs of inventory related to the restructuring of $50.1 million) compared to $881.6 million, or 76.7% of sales for the nine months ended September 30, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the nine months ended September 30, 2001, of $75.2 million decreased by $15.4 million or 17.0% versus the comparable period in 2000 (excluding the non-cash compensation expense charge of $104.4 million in March 2000). These costs decreased primarily due to cost reduction activities and a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward Group Plc, ISL, Zincocelere S.p.A. and the PCB production facility of Ericsson Telecom AB in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

     In connection with our initial public offering in March 2000, we amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, we recorded a one-time, non-cash compensation expense charge of approximately $33.6 million during the three months ended March 31, 2000.

     Also in connection with our initial public offering in March 2000, we converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A common stock and class A series II common stock and resulted in a one-time, non-cash compensation expense charge of approximately $63.0 million recorded during the three months ended March 31, 2000. This charge reflects the difference between the cost of the class A common stock and the class A series II common stock and the value of the common stock into which it was convertible at March 23, 2000.

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

     During the quarter ended September 30, 2001, we recorded a restructuring and impairment charge of $21.7 million primarily related to the consolidation of certain facilities as well as headcount reductions at our corporate offices. The restructuring and impairment charges were comprised of the following: $6.5 million for personnel and severance costs, attributable to approximately 1,100 (one thousand one hundred) employees, $9.6 million for lease and other contractual commitments, $0.1 million for other restructuring costs and $5.5 million for impairment of equipment held for disposal.

     During the quarter ended June 30, 2001, we recorded a restructuring and impairment charge of $105.5 million, primarily related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities, as well as workforce reductions at certain other North American and European facilities. The restructuring and impairment charges were comprised of the following: $20.2 million for personnel and severance costs, attributable to approximately 1,600 (one thousand six hundred) employees, $7.9 million for lease and other contractual commitments, $2.4 million for other restructuring costs and $75.0 million for impairment of fixed assets held for disposal of which, $30.7 million related to facilities held for disposal and $44.3 million related to equipment held for disposal.

     During the quarter ended March 31, 2001, we recorded a restructuring charge of $12.0 million, primarily related to headcount reductions in our North American operations attributable to approximately 2,500 (two thousand five hundred) employees.

     Also in connection with the restructuring plans, we wrote off inventory resulting in a $50.1 million charge to cost of goods sold during the nine months ended September 30, 2001.

     The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plan is executed.

     We are currently reviewing certain other European operations and expect additional workforce reductions. The impact of these activities is not currently known. However, the charges related to these activities is not expected to have a material impact on our results of operations.

     In light of the continued economic downturn related to our key telecommunication and networking customers, we performed a comprehensive review of our individual business units that has resulted in plant shutdowns, downsizing and consolidation of certain facilities. As a result, we are assessing the carrying value of our long-lived assets, including goodwill and other acquired intangibles. While we have not completed this assessment, a possible outcome may be a write-off of a portion of the long-lived assets presently carried on our books. We expect to conclude this matter in the near term, but not later than the filing of our Form 10-K for the current fiscal year.

     European PCB Group has disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, Viasystems has evaluated the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes to their undiscounted expected future cash flows. Viasystems concluded that amounts due from European PCB Group have been impaired. As a result, Viasystems recorded a charge for the quarter ended September 30, 2001, totaling $144.1 million to reflect the write-off of such amounts.

     Depreciation and amortization decreased $12.1 million, from $110.4 million for the nine months ended September 30, 2000, to $98.3 million for the same period of 2001, primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward Plc, ISL, Zincocelere S.p.A. and the PCB production facility of Ericsson Telecom AB in March 2000 and due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

     Other expense decreased $10.8 million, from $86.1 million for the nine months ended September 30, 2000, to $75.3 million for the same period of 2001, primarily due to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with our initial public offering completed in March 2000.

     During the quarter ended March 31, 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million, net of $0 income tax benefit, related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements will be for debt service requirements, working capital needs, cash expenditures associated with the restructuring plans and capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

     Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2001, compared to net cash used in operating activities of $0.1 million for the same period in 2000. The increase in net cash provided by operating activities relates primarily to timing of receipts from certain customers, inventory management and payments to vendors.

     Net cash used in investing activities was $71.5 million for the nine months ended September 30, 2001, compared to $451.2 million for the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2001, included $60.9 million related to capital expenditures with the remainder related to acquisitions completed during 2001. In the first nine months of 2000, net cash used in investing activities included $355.9 million related to the acquisition of the wire harness business of International Wire Group, Inc. and other acquisitions with the remainder related to capital expenditures.

     On January 2, 2001, the holder of an aggregate of $285.3 million in promissory notes (the "Chips Loan Notes") redeemed all the Chips Loan Notes. Viasystems paid this obligation plus the accrued quarterly interest owed by drawing on a $150 million letter of credit and borrowing $139.3 million on the Tranche A Chips Loan available under our credit facility.

     On April 23, 2001, we executed a first amendment to our credit agreement. Among other provisions, the amended credit agreement increases the interest margin charged on borrowed funds and amends financial condition covenants.

     On June 28, 2001, we executed a second amendment to our credit agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces our available borrowing capacity under our revolving loan facility to $150.0 million until such time as we deliver a compliance certificate with respect to our financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the senior unsecured notes described below. The second amendment to our credit agreement became effective on July 19, 2001, in connection with the issuance of the senior unsecured notes.

     On July 19, 2001, we issued to affiliates of Hicks, Muse, Tate & Furst $100.0 million of senior unsecured notes and 10.0 million warrants to purchase shares of our common stock. The senior unsecured notes bear interest at 14% per annum and mature on May 1, 2007. Interest will not be payable currently, but rather will accrete semi-annually and be payable in full at maturity of the senior unsecured notes. The warrants are immediately exercisable and have an exercise price of $.01 per share and terminate in 2011. We have allocated $30.0 million of the proceeds from the senior unsecured notes to paid-in-capital and $70.0 million to debt, which represents the relative fair value of the securities at the time of issuance.

     At September 30, 2001, we had approximately $111.7 million of available borrowing capacity under the revolving loan facility of our credit agreement. Our ability to continue to borrow under the revolving loan facility of our credit agreement is conditional upon our continued compliance with, among other things, certain financial covenants.

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

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

     We have not yet determined the effect SFAS 141, SFAS 142 and SFAS 144 will have on our consolidated financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Amended and Restated Certificate of Incorporation of Viasystems, Inc. (incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1, Registration No. 333-29727).

          3.2 Amended and Restated Bylaws of Viasystems Group, Inc. (incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1, Registration No. 333-29727).

          4.8 Form of Warrant Certificate dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto. (incorporated by reference to exhibit 4.8 to the Form 10-Q of Viasystems Group, Inc. filed on July 30, 2001.)

          4.9 Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto. (incorporated by reference to exhibit 4.9 to the Form 10-Q of Viasystems Group, Inc. filed on July 30, 2001.)

          4.10 Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc., Viasystems, Inc. and the investors named therein. (incorporated by reference to exhibit 4.10 to the Form 10-Q of Viasystems Group, Inc. filed on July 30, 2001.)

     (b) Report on Form 8-K filed July 19, 2001, reporting Item 5. We announced the resignation of James N. Mills as Chief Executive Officer of the Registrant.

----------

*    Filed Herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       VIASYSTEMS, INC.

Dated:  November 8, 2001               By: /s/ Joseph S. Catanzaro
                                           --------------------------
                                       Name:  Joseph S. Catanzaro
                                       Title: Senior Vice President &
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

 3.1          Amended and Restated Certificate of Incorporation of Viasystems,
              Inc. (incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1, Registration No. 333-29727).

 3.2          Amended and Restated Bylaws of Viasystems Group, Inc.
              (incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1, Registration No. 333-29727).

 4.8 Form of Warrant Certificate dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto.
              (incorporated by reference to exhibit 4.8 to the Form 10-Q of Viasystems Group, Inc. filed on July 30, 2001.)

 4.9 Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto. (incorporated by reference to exhibit 4.9 to the Form
              10-Q of Viasystems Group, Inc. filed on July 30, 2001.)

 4.10 Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc., Viasystems, Inc. and the investors named therein. (incorporated by reference to exhibit 4.10 to the Form 10-Q of Viasystems Group, Inc. filed on July 30, 2001.)

----------

*    Filed Herewith.