Form 10-K
period 2001-12-31
VIASYSTEMS INC
filed 2002-04-01
CIK 1041380

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                   OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                                   333-29727
                            (Commission File Number)

                                VIASYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                            43-177752
           (State or other jurisdiction                              (I.R.S. Employer
         of incorporation or organization)                          Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.)

     NO ESTABLISHED PUBLISHED TRADING MARKET EXISTS FOR THE COMMON STOCK, PAR VALUE $.01 PER SHARE, OF VIASYSTEMS, INC. ALL OF THE 1,000 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF VIASYSTEMS, INC. ARE HELD BY VIASYSTEMS GROUP, INC.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               OUTSTANDING AT
                 MARCH 28,
   CLASS            2002
   -----       --------------
Common Stock       1,000

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                        CAUTIONARY STATEMENTS CONCERNING
                           FORWARD-LOOKING STATEMENTS

     Statements made in this Annual Report on Form 10-K ("Report") includes the use of "we" and "our", which, unless specified otherwise, refers collectively to Viasystems, Inc., and its subsidiaries. Additionally, reference to "Group" refers to Viasystems' holding company parent Viasystems Group, Inc.

     We have made forward-looking statements in this Report, including those made in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or other similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Report.

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our relationship with unionized employees, risks associated with our acquisition strategy, our substantial indebtedness and our ability to comply with the terms thereof, control by our largest stockholders and other factors.

ITEM 1.  BUSINESS

  GENERAL

     We are a leading, worldwide, independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the telecommunications, networking, automotive, consumer, industrial and computer industries. We offer EMS solutions to OEMs that outsource the design and manufacture of their products. Our manufacturing services consist of the following:

     - the design and fabrication of printed circuit boards, in particular, highly complex, multi-layered printed circuit boards;

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

     Based on our complete offering we have many touch points with our customers, which allows us to become involved with our customers' new products. Such access not only allows us to design and manufacture our customers' products but also gives us a competitive advantage with respect to providing other assembly and testing services for such products.

     Our customer base primarily consists of OEMs in the telecommunications, networking, automotive, consumer, industrial and computer industries. We currently are a supplier to over 250 OEMs, including the following industry leaders: Alcatel, Bosch, Cisco Systems, Delco/Delphi, General Electric, Harris, Intel, Lucent Technologies, Marconi Communications, Maytag, Nortel, Siemens and Sun Microsystems. The products we manufacture include, or can be found in, a wide array of products including switching and transmission equipment, wireless base stations, computers, workstations, servers and data networking equipment including hubs, routers and switches, automotive dash panels and control systems, and washers, dryers, and cooking systems.

     Our revenues for the year ended December 31, 2001, were approximately $1.2 billion. We operate 26 manufacturing facilities located in the United States, Canada, Mexico, the United Kingdom, France, Italy, the Netherlands and China.

  OUR DEVELOPMENT

     Viasystems is a wholly owned subsidiary of Group. Group was formed in 1996 by Hicks, Muse, Tate & Furst Incorporated under the name Circo Craft Holding Company to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of printed circuit board fabricators and backpanel assemblers. In August 1996, we changed our name to CC Canada Holding Company and then back to Circo Craft Holding Company in September 1996. We had no operations prior to our first acquisition in October 1996, when we changed our name to Circo Technologies, Inc. In January 1997, we changed our name to Viasystems Group, Inc.

     We have since broadened our focus to become a full-solution provider in the EMS industry. This change occurred as a result of our recognition that many of the next generation products in the telecommunications and networking industries require highly advanced printed circuit boards and backpanel assemblies. As a result, we made a strategic decision to capitalize on our capabilities and compete for the complete assembly of our customers' products that utilize our printed circuit boards and backpanels.

     A significant portion of our growth has been generated through 13 acquisitions since 1996. We have completed acquisitions of entire companies as well as acquisitions of captive manufacturing assets divested by OEM customers, including the acquisition of Chang Yuen, a manufacturer of custom metal enclosures located in the Peoples Republic of China and certain manufacturing assets of Metawave Communications Corporation, both completed during the year ended December 31, 2001.

     We are headquartered in St. Louis, Missouri. The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105 and our telephone number at that location is (314) 727-2087. We can also be reached at our web site www.viasystems.com.

  MANUFACTURING SERVICES

     Our offering of manufacturing services includes the following:

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

          Printed Circuit Board and Backpanel Fabrication. Printed circuit boards and backpanels are platforms that connect semiconductors and other electronic components. Backpanels connect printed circuit boards. We manufacture multi-layer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. In recent years, the trend in the electronics industry has been to increase the speed and performance of components while reducing their size. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, tightly spaced wiring. These advancements in component technologies have driven the change in printed circuit board design to higher density printed circuits.

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

          Custom Enclosures. We specialize in the manufacture of custom designed chassis and enclosures primarily used in the electronics, telecommunications, industrial and computer industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with reduced manufacturing costs and shortened time to market throughout a product's life cycle. Custom metal enclosure fabrication takes place in four countries on three continents, central to our OEM customers' various points of manufacture.

          Wire Harnesses and Cable Assemblies. A wire harness and cable assembly is an assembly of wires with connectors and terminals attached to their ends that transmits electricity between two or more points. Our capability to provide wire harness and cable assembly components complements our vertically integrated approach to providing our OEM customers a complete EMS solution. We are one of the leading suppliers of wire harnesses and cable assemblies for use in household appliances. Due to the similarity in the process technology utilized in the manufacture of wire harnesses and cable assemblies for telecommunications and networking products and in the manufacture of wire harnesses for use in household appliances, we seek to leverage this expertise to enhance the value of the products and services we supply to our OEM customers in the telecommunications and networking industries.

          Full System Assembly and Test. We provide full system assembly services to OEMs. These services require sophisticated logistics capabilities and supply chain management capabilities to rapidly procure components, assemble products, perform complex testing and deliver products to end users around the world. Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including printed circuit board assembly. We also employ advanced test techniques to various subassemblies and final end products. Increasingly, OEMs require custom, build-to-order system solutions with very short lead times. We are focused on exploiting this trend through our advanced supply chain management capabilities.

          Packaging and Global Distribution. We offer our customers flexible, just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with customers' inventory requirements. Increasingly, we ship products directly into customers' distribution channels or directly to the end-user.

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

  WHERE YOU CAN FIND MORE INFORMATION

     Viasystems files annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). Any reports, statements or other information filed by us may be read and copied at the SEC's public reference room, at 450 Fifth Street NW, Washington, DC, as well as at public reference rooms in New York, NY and Chicago, IL. For further information on public reference rooms, call 1 (800) SEC-0330. Viasystems' filings are also available to the public from commercial retrieval services and at the Internet web site maintained by the SEC at http://www.SEC.gov.

ITEM 2.  PROPERTIES

     In addition to our executive offices in St. Louis, Missouri, as of December 31, 2001, we operate 26 principal manufacturing and research facilities, located in 8 different countries with a total area of approximately 6.3 million square feet, of which approximately 1.9 million square feet are leased. We believe our plants and equipment include state-of-the-art technology and are well maintained. We believe that our existing owned and leased facilities are adequate to meet our reasonably foreseeable requirements for at least the next two years.

     Some of our owned facilities are subject to mortgages under our senior credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Report.

                                      SIZE          TYPE OF            DESCRIPTION OF
LOCATION                        (APPROX. SQ. FT.)   INTEREST     PRODUCTS/SERVICES PROVIDED
--------                        -----------------   --------     --------------------------
UNITED STATES
Bucyrus, Ohio.................         47,000        Leased    Wire harness and cable assembly
Columbus, Ohio................         35,000        Leased    Full system assembly
Beaverton, Oregon.............         75,000        Leased    Full system assembly
Milford, Massachusetts........        108,000        Leased    Full system assembly
San Jose, California..........         60,000        Leased    Full system assembly
Mishawaka, Indiana............         38,000         Owned    Wire harness and cable assembly
Milwaukee, Wisconsin..........        305,000        Leased    Custom metal enclosure
                                                               fabrication
Redmond, Washington...........         26,000        Leased    Full system assembly
CANADA
Pointe-Claire (Montreal),
  Quebec......................        168,000         Owned    Printed circuit board
                                                               fabrication
Kirkland (Montreal), Quebec...        121,000         Owned    Printed circuit board
                                                               fabrication
Granby (Montreal), Quebec.....        119,000         Owned    Printed circuit board
                                                               fabrication
MEXICO
Juarez, Mexico................         51,000        Leased    Backpanel assembly
Juarez, Mexico................        438,000        Leased    Wire harness and cable assembly
Chihuahua, Mexico.............        282,000         Owned    Wire harness and cable assembly
Chihuahua, Mexico.............        253,000        Leased    Wire harness and cable assembly

                                      SIZE          TYPE OF            DESCRIPTION OF
LOCATION                        (APPROX. SQ. FT.)   INTEREST     PRODUCTS/SERVICES PROVIDED
--------                        -----------------   --------     --------------------------
EUROPE
Echt, Netherlands.............        462,000         Owned    Printed circuit board
                                                               fabrication and backpanel
                                                               assembly
Rouen, France.................        344,000         Owned    Full system assembly
Terni, Italy..................        234,000         Owned    Custom metal enclosure
                                                               fabrication and full system
                                                               assembly
Ballynahinch, Northern
  Ireland.....................         73,000         Owned    Wire harness and cable
                                                               assembly, power supplies and
                                                               printed circuit board
                                                               fabrication
Coventry, England.............        219,000        Leased    Custom metal and plastic
                                                               enclosure fabrication and full
                                                               system assembly
ASIA
Guangzhou, China..............      2,000,000         Owned    Printed circuit board
                                                               fabrication and assembly
Zhongshan, China..............        318,000         Owned    Printed circuit board
                                                               fabrication
Shanghai, China...............        229,000         Owned    Backpanel assembly and custom
                                                               metal enclosure fabrication
Shenzhen, China...............         95,000        Leased    Full system assembly
ShiYan, China.................        176,000        Leased    Full system assembly
Qingdao, China................         30,000        Leased    Full system assembly

     In addition to the facilities listed above, at December 31, 2001 we maintained several sales and marketing and other facilities located throughout North America, Europe, Asia and South America, all of which are leased.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     All of Viasystems' outstanding common stock is held by Group and, accordingly, there is no established public trading market for Viasystems' common stock. Viasystems has paid no dividends since inception, and its ability to pay dividends is limited by the terms of certain agreements related to its indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item has been omitted as the registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information required by this item has been omitted as the registrant meets the conditions of General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis our management evaluates its estimates and judgements. Our management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our management believes the following critical accounting policies, among others, affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

          Accounts Receivable. We perform ongoing credit evaluations of our customers and we adjust credit limits based upon each customer's payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. While such losses have historically been within our expectations and the provisions established, if the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          Inventories. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those historically experienced or projected by us, additional inventory write-downs may be required.

          Valuation of Goodwill and other Intangible Assets. We assess the impairment of goodwill and other identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

          significant underperformance relative to historical or projected future operating results;

          significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

          significant negative industry or economic trends; significant decline in our stock price for a sustained period; and

          our market capitalization relative to net book value.

          When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment bases on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2001 we recorded an impairment charge totaling $133.3 million, of which, $129.1 related to goodwill.

          In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize goodwill, resulting in a decrease to annual amortization expense of approximately $16.6 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

          Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent, feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net sales for the year ended December 31, 2001 were $1,206.5 million, representing a $398.5 million, or 24.8%, decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers, partially offset by the impact of acquisitions made in 2000 and 2001.

     Cost of goods sold for the year ended December 31, 2001 was $993.6 million, or 82.4% of sales (excluding one-time write-offs of $49.3 million of inventory related to the Restructuring), compared to $1,230.6 million, or 76.7% of sales, for the year ended December 31, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the year ended December 31, 2001 were $96.8 million, a decrease of $24.4 million, or 20.1%, versus the comparable period in 2000 (excluding the non-cash compensation expense charge of $104.4 million in March 2000). These costs decreased primarily due to cost reductions related to the Restructuring and a reduction in expenses as a result of the transfer of the operations formerly conducted by Forward Group Plc ("Forward"), Interconnection Systems (Holdings) Limited ("ISL"), Zincocelere S.p.A. (Zincocelere") and the PCB production facility of Ericsson Telecom AB in

March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

     In connection with Group's initial public offering in March 2000, Group amended the terms of the performance stock options held by members of management to eliminate the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, we recorded a one-time, non-cash compensation expense charge of approximately $33.6 million during the three months ended March 31, 2000.

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

     Additionally, in connection with Group's initial public offering in March 2000, Viasystems terminated the monitoring and oversight agreement and financial advisory agreement with certain affiliates of Hicks, Muse, Tate & Furst Incorporated (Hicks Muse, Tate & Furst Incorporated, its affiliates, and/or its partners collectively or individually, "HMTF"). As consideration for such termination, Group granted to HMTF options to purchase an aggregate of 2,134,000 shares of Group's common stock at an exercise price of $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7.8 million recorded during the three months ended March 31, 2000.

     During the quarter ended December 31, 2001, we recorded non-cash asset impairments totaling $141.1 million primarily related to the write-off of long-lived assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). Based on current business enterprise values using common appraisal methods, the assessment identified impairments of long-lived assets acquired pursuant to the acquisitions of Top Line Electronics Corporation, Laughlin-Wilt Group, Inc. and the European and China network components services operations of Marconi Communications Inc. The calculated business enterprise values determined were compared to the net book values of the related long-lived assets with the excess of net book value over the business enterprise value representing the amount of the impairment loss. The impairment loss for each group of assets, totaling $133.3 million, was first charged against goodwill ($129.1 million) with the remaining amounts being charged to property, plant and equipment ($4.2 million). The impairment resulted from the economic downturn experienced during 2001, primarily related to our telecommunication and networking customers. Through the third fiscal quarter of 2001, it was expected that the economic downturn impacting these assets was a short-term inventory correction. However, in the fourth quarter it became clear to management that the downturn impacting these assets was more severe and of a long-term nature resulting in a significant decline in profitability that is not expected to return in the near term.

     During the year ended December 31, 2001, we recorded a series of restructuring charges totaling $59.8 million. These charges were taken in light of the economic downturn primarily related to our large telecommunication and networking customers. During 2001 we began evaluating our cost position compared to anticipated levels of business for 2001 and beyond and determined that plant shutdowns, plant consolidations and downsizing were required to reduce costs to more appropriate levels in line with current and expected customer demand. A summary of the 2001 restructuring activity (the "Restructuring") by quarter is as follows:

     During the quarter ended March 31, 2001, we recorded a restructuring charge of $12.0 million, primarily related to the phase one workforce reductions in our Richmond, Virginia PCB fabrication facility as well as small workforce reductions at certain other North American operations. The workforce reductions impacted a total of 2,507 employees, of which 1,915 were regular, union employees, 547 were regular, non-union employees and 45 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended June 30, 2001, we recorded a restructuring charge of $30.5 million, primarily related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities as well as small workforce reductions at certain other North American and European operations. The facility closures and workforce reductions impacted a total of 1,613 employees, of which 1,228 were regular, union employees, 373 were regular, non-union employees and 12 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended September 30, 2001, we recorded a restructuring charge of $16.2 million, primarily related to the consolidation of our two San Jose, California PCB assembly operations as well as headcount reductions at our corporate offices. The consolidations and workforce reductions impacted a total of 471 employees, of which 150 were regular, union employees, 315 were regular, non-union employees and 6 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended December 31, 2001, we recorded a restructuring charge of $7.1 million, primarily related to workforce reductions at our European PCB fabrication facility as well as small workforce reductions at other European facilities. The workforce reductions impacted a total of 455 employees, all of which were regular, non-union employees. All of these employees were terminated by December 31, 2001.

     Additionally, during the quarter ended December 31, 2001, we reversed $6.0 million of restructuring charges previously recorded. This reversal primarily related to a change in our plan related to the consolidation of our two San Jose, California PCB assembly operations. Initially, the plan included consolidating the leased operation into the owned operation, resulting in a restructuring charge related to the contractual obligation on the leased facility. Subsequently, we amended our plan and made the decision to consolidate the owned operation into the leased operation resulting in a reversal to the restructuring charge related to the lease commitment.

     In connection with the Restructuring, we also recorded impairment charges totaling $82.7 million to write-down to fair value certain land and buildings as well as machinery and equipment, office equipment and systems that were obsolete or redundant due to the closure and consolidation of facilities pursuant to the Restructuring. Included in the impairment charge were the following amounts: a write-down of land, buildings and leasehold improvements totaling $25.4 million, related to our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities that were closed; a write-down of machinery and equipment totaling $14.9 million, a write-down of office equipment totaling $37.7 million, and a write-down of systems and construction in progress totaling $4.7 million, each primarily related to obsolete or redundant assets at our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities that were closed as well as certain other North American and European operations that were consolidated.

     At December 31, 2001, $17.7 million of the assets held for disposal had been sold or otherwise disposed, leaving $16.3 million remaining on the books, of which $13.0 million consisted of the land and building related to our Richmond, Virginia PCB fabrication facility. We are actively marketing the land and building for sale and expect to complete the disposal of the assets during 2002. The remaining $3.3 million of net book value of assets held for disposal on the books at December 31, 2001 consists primarily of machinery and equipment and office equipment related to redundant or obsolete assets at our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities and are expected to be disposed of during the next 18-24 months.

     Below is a table summarizing restructuring and impairment activity for the year ended December 31, 2001 ($ in 000's):

                                                                                                        CUMULATIVE
                                       THREE MONTHS ENDED                                                DRAWDOWNS
                       ---------------------------------------------------                          -------------------
                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,                            CASH     NON-CASH
                         2001        2001         2001            2001       REVERSALS    TOTAL     PAYMENTS   CHARGES
                       ---------   --------   -------------   ------------   ---------   --------   --------   --------
Restructuring
  Activities:
  Personnel and
    severance........   $11,755    $ 20,238      $ 6,505        $  5,524      $  (170)   $ 43,852   $36,282    $     --
  Lease and other
    contractual
    Commitments......        78       7,864        9,623           1,228       (5,836)     12,957     5,614          --
  Other..............       174       2,379          103             309           --       2,965     2,810          --
  Asset Impairments:
      Held for
        disposal.....        --      75,043        5,454           2,210           --      82,707        --      82,707
      Held for use...        --          --           --         133,252           --     133,252        --     133,252
      Other..........        --          --           --           5,641           --       5,641        --       5,641
                        -------    --------      -------        --------      -------    --------   -------    --------
Total restructuring
  and impairment
  charges............   $12,007    $105,524      $21,685        $148,164      $(6,006)   $281,374   $44,706    $221,600
                        =======    ========      =======        ========      =======    ========   =======    ========


                        BALANCE AT
                       DECEMBER 31,
                           2001
                       ------------
Restructuring
  Activities:
  Personnel and
    severance........    $ 7,570
  Lease and other
    contractual
    Commitments......      7,343
  Other..............        155
  Asset Impairments:
      Held for
        disposal.....         --
      Held for use...         --
      Other..........         --
                         -------
Total restructuring
  and impairment
  charges............    $15,068
                         =======

     The significant components of the restructuring charge recorded for lease and other contractual commitments totaling approximately $13.0 million, are as follows: $8.5 million for leased and other facility commitments; $3.2 million for lease commitments on machinery and equipment; $1.2 million for waste water project commitments; and $0.1 million for other commitments.

     Also in connection with the Restructuring, we wrote-off inventory resulting in a $49.3 million and $0.8 million charge to cost of goods sold during the quarters ended June 30, 2001 and September 30, 2001, respectively. During the quarter ended December 31, 2001, we reversed inventory write-offs previously taken totaling $0.8 million. With respect to the inventory written-off during the quarter ended June 30, 2001, we have disposed of $39.1 million of the inventory and reversed the write-off and sold $1.0 million of the inventory, resulting in a remaining balance of $9.1 million at December 31, 2001. We expect to dispose of the remaining obsolete inventory during fiscal year 2002.

     The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to it at the time. The amounts we may ultimately incur may change as the balance of the plans are executed.

     We continue to review our operations in light of the continued economic downturn related to our telecommunication and networking customers. These reviews could result in additional workforce reductions. The impact these activities could have on our results of operations is not currently known.

     European PCB Group (Cayman Islands), Ltd. ("European PCB Group") has disposed of the operations formerly conducted by Forward and the PCB production facility of Ericsson Telecom AB. In addition, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere is the only material asset remaining within European PCB Group. Accordingly, we compared the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes, to their undiscounted expected future cash flows. We have concluded that amounts due from European PCB Group have been impaired. As a result, we recorded a charge for the quarter ended September 30, 2001 totaling $144.1 million to reflect the write-off of such amounts. This charge consisted of $127.6 million related to the PCB Group Notes and $16.5 million related to trade receivables.

     Depreciation and amortization decreased $18.6 million, from $144.9 million for the year ended December 31, 2000, to $126.3 million for the same period of 2001, primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and the PCB production facility of Ericsson Telecom AB in March 2000 and due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

     Other expense decreased $9.6 million, from $111.7 million for the year ended December 31, 2000, to $102.1 million for the same period of 2001, primarily due to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with Group's initial public offering completed in March 2000 and reductions in market benchmark interest rates realized during 2001, partially offset by higher interest margins charged on borrowed funds under our senior secured credit facility resulting from amendments to the credit agreement completed during 2001.

     During the quarter ended March 31, 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million, net of $0 income tax benefit, related to deferred financing fees incurred on debt under our prior credit agreement, which was retired before maturity with proceeds from Group's initial public offering.

RECENT EVENTS

     As of March 27, 2002, HMTF has increased its investment in Viasystems through open market purchases of $112.1 million of Viasystems' 9 3/4 senior subordinated notes and $51.3 million of Viasystems' senior secured bank debt. These purchases were made at a discount to the face amount.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). We are currently assessing the impact of SFAS 141 on our operating results and financial condition.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon implementation of SFAS 142, our amortization expense for fiscal year 2002 is expected to decrease by approximately $16.6 million compared to fiscal year 2001 as a result of no longer amortizing goodwill. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. We currently do not expect the implementation of SFAS 144 to have a material impact on our operating results and financial condition. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     At December 31, 2000 and 2001, approximately $488.6 and $448.4 million, respectively, of our long-term debt, specifically borrowings outstanding under our senior credit facility and the loan notes, bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 2000 and 2001, would have increased by approximately $9.8 and $9.0 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

VIASYSTEMS, INC. & SUBSIDIARIES
Report of Independent Accountants...........................   14
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................   15
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................   16
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 2000 and 2001......   17
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................   18
Notes to Consolidated Financial Statements..................   19
Schedule II -- Valuation and Qualifying Accounts............   46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Viasystems, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viasystems, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as a result of the dramatic downturn in telecom component demand during 2001, and the Company's highly leveraged capital structure, the Company will fail to satisfy at March 31, 2002 certain financial maintenance covenants contained in its senior credit facility. The potential ramification from the failure to satisfy these covenants raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 23. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 20 to the consolidated financial statements, in 1999 the Company changed its method of reporting costs of start-up activities.

                                          PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
January 28, 2002, except for Recent Events in for Note 1 and Note 23 for which the date is March 29, 2002

                        VIASYSTEMS, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2000             2001
                                                              --------------   --------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
                                           ASSETS

Current assets:
  Cash and cash equivalents.................................   $    45,676      $    34,202
  Accounts receivable, less allowance for doubtful accounts
     of $7,233 and $15,654, respectively....................       320,561          157,443
  Inventories...............................................       255,973          113,589
  Prepaid expenses and other................................        70,922           37,036
                                                               -----------      -----------
          Total current assets..............................       693,132          342,270
Property, plant and equipment, net..........................       452,621          353,651
Deferred financing costs, net...............................        23,332           25,591
Intangible assets, net......................................       419,236          247,944
Other assets................................................        22,963           18,589
                                                               -----------      -----------
          Total assets......................................   $ 1,611,284      $   988,045
                                                               ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations...............   $    23,882      $     3,215
  Accounts payable..........................................       293,696          125,897
  Accrued and other liabilities.............................       112,200           90,502
  Income taxes payable......................................         3,595              602
                                                               -----------      -----------
          Total current liabilities.........................       433,373          220,216
Deferred taxes..............................................        17,343           17,019
Long-term obligations, less current maturities (includes $0
  and $242.9 million face amount, held by related parties,
  respectively).............................................     1,000,435        1,037,704
Other non-current liabilities...............................        24,201           23,430
Commitments and Contingencies
Stockholders' equity (deficit)
Common stock, par value $.01 per share, 1,000 shares issued
  and outstanding...........................................            --               --
  Contributed capital.......................................     1,602,641        1,634,512
  Notes due from affiliates.................................      (124,532)              --
  Accumulated deficit.......................................    (1,314,938)      (1,901,957)
  Accumulated other comprehensive loss......................       (27,239)         (42,879)
                                                               -----------      -----------
          Total stockholders' equity (deficit)..............       135,932         (310,324)
                                                               -----------      -----------
          Total liabilities and stockholders' equity
            (deficit).......................................   $ 1,611,284      $   988,045
                                                               ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1999           2000           2001
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales................................................   $1,293,370     $1,604,985     $1,206,536
Operating expenses:
  Cost of goods sold.....................................      969,614      1,230,552      1,042,886
  Selling, general and administrative, including non-cash
     compensation expense charges of $110,070, $104,351
     and $0 respectively.................................      232,653        225,611         96,838
  Depreciation...........................................      118,873         98,457         79,718
  Amortization...........................................       63,270         46,409         46,574
  Write-off of amounts due from affiliates...............           --             --        144,099
  Restructuring and impairment charges...................      468,389             --        281,374
  Write-off of acquired in-process research and
     development.........................................       17,600             --             --
                                                            ----------     ----------     ----------
Operating income (loss)..................................     (577,029)         3,956       (484,953)
                                                            ----------     ----------     ----------
Other expenses:
  Interest expense.......................................      117,822        105,514         97,174
  Amortization of deferred financing costs...............        6,619          4,296          4,013
  Other expense, net.....................................       23,594          1,857            879
                                                            ----------     ----------     ----------
Loss before income taxes, cumulative effect of a change
  in accounting principle and extraordinary item.........     (725,064)      (107,711)      (587,019)
Benefit for income taxes.................................      (23,212)        (2,923)            --
                                                            ----------     ----------     ----------
Loss before cumulative effect of a change in accounting
  principle and extraordinary item.......................     (701,852)      (104,788)      (587,019)
Cumulative effect -- write-off of start-up costs, net of
  income tax benefit of $6,734...........................       18,443             --             --
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $0..................           --         31,196             --
                                                            ----------     ----------     ----------
          Net loss.......................................   $ (720,295)    $ (135,984)    $ (587,019)
                                                            ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             ACCUMULATED
                                                                                              AND OTHER
                                                                 NOTES DUE                  COMPREHENSIVE
                                          COMMON   CONTRIBUTED      FROM      ACCUMULATED      INCOME
                                          STOCK      CAPITAL     AFFILIATES     DEFICIT        (LOSS)         TOTAL
                                          ------   -----------   ----------   -----------   -------------   ---------
                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1998............  $  --    $  395,994    $      --    $  (458,659)    $  9,120      $ (53,545)
Comprehensive loss:
  Net loss..............................     --            --           --       (720,295)          --       (720,295)
  Foreign currency translation
    adjustments.........................     --            --           --             --      (32,858)       (32,858)
  Minimum pension liability, net of
    income tax benefit of $254..........     --            --           --             --          593            593
                                                                                                            ---------
Total comprehensive loss................                                                                     (752,560)
                                                                                                            ---------
Capital contribution by Group to the
  Company...............................     --       200,293           --             --           --        200,293
Net distribution prior to as-if pooling
  of Wire Harness Business..............     --          (232)          --             --           --           (232)
Non-cash compensation expense charge....     --       110,070           --             --           --        110,070
                                          -----    ----------    ---------    -----------     --------      ---------
BALANCE AT DECEMBER 31, 1999............     --       706,125           --     (1,178,954)     (23,145)      (495,974)
Comprehensive loss:
  Net loss..............................     --            --           --       (135,984)          --       (135,984)
  Foreign currency translation
    adjustments.........................     --            --           --             --      (15,221)       (15,221)
                                                                                                            ---------
Total comprehensive loss................                                                                     (151,205)
                                                                                                            ---------
Capital contribution by Group to the
  Company...............................     --       987,884           --             --           --        987,884
As-if pooling of Wire Harness
  Business..............................     --      (210,798)          --             --           --       (210,798)
Net distribution to stockholders of
  European PCB Group....................     --            51           --             --       11,127         11,178
Issuance of Notes Due from Affiliates...     --            --     (124,532)            --           --       (124,532)
Non-cash compensation expense charges...     --       119,379           --             --           --        119,379
                                          -----    ----------    ---------    -----------     --------      ---------
BALANCE AT DECEMBER 31, 2000............     --     1,602,641     (124,532)    (1,314,938)     (27,239)       135,932
Comprehensive loss:
  Net loss..............................     --            --           --       (587,019)          --       (587,019)
  Foreign currency translation
    adjustments.........................     --            --           --             --      (15,640)       (15,640)
                                                                                                            ---------
Total comprehensive loss................                                                                     (602,659)
                                                                                                            ---------
Capital contribution by Group to the
  Company...............................     --        31,871           --             --           --         31,871
Paid-in-kind notes for interest on notes
  due from affiliates...................     --            --       (3,079)            --           --         (3,079)
Write-off of notes due from
  affiliates............................     --            --      127,611             --           --        127,611
                                          -----    ----------    ---------    -----------     --------      ---------
BALANCE AT DECEMBER 31, 2001............  $  --    $1,634,512    $      --    $(1,901,957)    $(42,879)     $(310,324)
                                          =====    ==========    =========    ===========     ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        VIASYSTEMS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        2000        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................  $(720,295)  $(135,984)  $(587,019)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Write-off of acquired in-process research and
       development........................................     17,600          --          --
     Impairment of assets.................................    468,389          --     221,600
     Write-off of amounts due from affiliates.............         --          --     144,099
     Write-off of inventory...............................         --          --      49,333
     Loss on disposal of plant, property and equipment....     18,762          --          --
     Cumulative effect of a change in accounting
       principle -- write-off of start-up costs...........     25,177          --          --
     Extraordinary item -- loss on early extinguishment of
       debt...............................................         --      31,196          --
     Non-cash compensation expense charge.................    110,070     104,351          --
     Depreciation and amortization........................    182,143     144,866     126,292
     Amortization of deferred financing costs.............      6,619       4,296       4,013
     Non-cash interest income.............................         --          --      (3,079)
     Paid-in-kind interest on Senior Unsecured Notes......         --          --       9,491
     Joint venture (income) loss..........................         --      (3,209)         66
     Deferred taxes.......................................    (35,734)        745         785
     Change in assets and liabilities, net of
       acquisitions:
       Accounts receivable................................    (15,023)   (123,299)    141,990
       Inventories........................................    (16,837)    (60,479)     98,386
       Prepaid expenses and other.........................       (273)     11,407      31,733
       Accounts payable and accrued and other
          liabilities.....................................     (5,136)     58,021    (187,562)
       Income taxes payable...............................      7,702        (735)     (2,208)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......     43,164      31,176      47,920
                                                            ---------   ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired $5,022 for 1999,
     $8,035 for 2000 and $0 for 2001......................   (314,187)   (360,313)    (10,564)
  Capital expenditures....................................   (138,003)   (136,882)    (78,790)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (452,190)   (497,195)    (89,354)
                                                            ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term obligations under
     credit facilities....................................    291,000     150,000     289,250
  Net borrowings (payments) on revolvers..................     65,943    (125,501)    (43,200)
  Repayment of amounts due under credit facilities........    (26,125)   (446,750)     (1,000)
  Repayment of amounts due under the Chips Loan Notes.....         --          --    (285,312)
  Chips Term Loans -- Cash collateral.....................    (95,295)     99,988          --
  Borrowings under the Senior Unsecured Notes.............         --          --     100,000
  Repayment of other long-term and capital lease
     obligations..........................................     (5,509)    (19,056)    (22,102)
  Cash distribution to stockholders of European PCB
     Group................................................         --     (16,213)         --
  Net distribution prior to as-if pooling.................       (232)         --          --
  Equity proceeds.........................................    198,455     865,543          --
  Proceeds from exercise of stock options.................         --         536         149
  Repurchase of common stock..............................       (162)         --          --
  Financing fees and other................................     (7,892)    (18,527)     (6,682)
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......    420,183     490,020      31,103
                                                            ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents.............................................      2,347      (1,164)     (1,143)
                                                            ---------   ---------   ---------
Net change in cash and cash equivalents...................     13,504      22,837     (11,474)
Cash and cash equivalents at beginning of year............      9,335      22,839      45,676
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $  22,839   $  45,676   $  34,202
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

  RECENT EVENTS

     As a result of the dramatic downturn in telecom component demand during 2001 and the Company's highly leveraged capital structure, the Company expects to fail to satisfy certain financial maintenance covenants contained in its senior secured credit facility on March 31, 2002. In anticipation of this circumstance, the Company entered into an amendment to its credit agreement (See
Note 23).

  TRANSFER TO STOCKHOLDERS

     On March 29, 2000, Group sold to European PCB Group (Cayman Islands), Ltd. ("European PCB Group"), a company owned by certain of Group's pre-IPO stockholders, all the capital stock of certain businesses in Europe. As a result and at such time, European PCB Group consisted primarily of the operations formerly conducted by Forward Group Plc, Zincocelere S.p.A. ("Zincocelere"), Interconnection Systems (Holdings) Limited ("ISL") and the PCB production facility of Ericsson Telecom AB. In consideration for the sale, European PCB Group delivered subordinated notes ("PCB Group Notes") payable to the Company for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The PCB Group Notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

     During the quarter ended September 30, 2001, European PCB Group disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, in September 2001, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, the Company compared the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes to their undiscounted expected future cash flows. The Company concluded that amounts due from European PCB Group have been impaired. As a result, the Company recorded a charge for the quarter ended September 30, 2001, totaling $144,099 to reflect the write-off of such amounts. This charge consisted of $127,611 related to the PCB Group Notes and $16,488 related to trade receivables.

     In addition, the Company guaranteed approximately 12 million British Pounds (approximately $18.0 million) of an obligation with the Department of Trade and Industry (the "DTI") of the United Kingdom in respect of a grant provided to ISL. The grant is also secured by land and a building in North Tyneside owned by ISL which has an appraised value in excess of the grant obligation. Throughout the year, the Company has been engaged in discussions with the DTI regarding the guarantee and the grant. On January 31, 2002, the

                        VIASYSTEMS, INC. & SUBSIDIARIES

Company and European PCB Group entered into a settlement agreement with the DTI. Under the settlement agreement, the Company and European PCB Group jointly and severally agreed to pay 12.0 million British Pounds (approximately $18.0 million) in 9 installments beginning January 31, 2002 and ending on December 31, 2003. The first installment totaled 2.0 million British Pounds (approximately $3.0 million) and was paid on January 31, 2002, by European PCB Group with the remaining installments due periodically through December 31, 2003. The Company believes that European PCB Group has the ability and will continue to make the scheduled payments due under the settlement agreement. Furthermore, the Company believes that proceeds from the sale of the land and building in North Tyneside will be sufficient to satisfy all or substantially all amounts paid pursuant to the settlement agreement. European PCB Group has agreed to indemnify the Company in the event the Company is required to make any such payment.

     In addition, the Company has $9.8 million of letters of credit issued with respect to certain indebtedness of Zincocelere. The remaining obligation due by Zincocelere under the indebtedness totals approximately 7.2 million Euros (approximately $6.3 million). Historically, Zincocelere has made the scheduled payments under the indebtedness and the Company believes Zincocelere will continue to operate and make all future payments required under the indebtedness.

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

     The Kalex Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price to intangible assets, including in process R&D using a discount rate of 25.0%. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use totaled $17,600 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     Kalex's in-process R&D value was comprised of three primary projects consisting of developing Rambus technology, increasing board layer count and developing ball grid array substrates capability, which were scheduled to reach completion beginning in 1999. At the acquisition date, research and development projects ranged from 65% to 80% complete and total continuing research and development commitments to complete the projects are expected to be approximately $2,400. As of December 31, 2001, two of the projects were completed and the other continues to be evaluated. These projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of the companies' internal cash flows, the Company will likely provide a substantial amount of funding to complete the programs. Remaining development efforts for the in-process research and development programs are complex and include the development of next-generation technological solutions.

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

                        VIASYSTEMS, INC. & SUBSIDIARIES

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

     In April 1999, the Company acquired all of the outstanding shares of PAGG Corporation ("PAGG") located in Milford, Massachusetts, for a cash purchase price of approximately $9,300 plus the issuance of 273,223 shares of the Company's $0.01 per share common stock valued at $2,000 and the issuance of 136,645 warrants to purchase common stock with an exercise price of $10.50 expiring in 2004. PAGG operates multiple surface mount production lines for printed circuit board and backplane assembly and has full box build capabilities. The acquisition was accounted for as a purchase and, accordingly, the results of operations of PAGG since acquisition are included in the results of operations of the Company.

  2000 ACQUISITIONS

     In March 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated (Hicks, Muse, Tate: Furst Incorporated, its affiliates, and/or its partners collectively or individually "HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,798. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to Group's initial public offering. The Company and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as-if pooling basis," with the excess purchase price over book value acquired accounted for as a distribution to the Company's stockholders. Additionally, as the acquisition has been accounted for on an "as-if pooling basis," the Company's consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the results of the Company before the as if pooling of the Wire Harness Business results for the years ended December 31, 1999, and 2000 to the results in this Form 10-K is as follows:

                                                                 1999         2000
                                                              ----------   ----------
Net sales:
  Before as-if pooling......................................  $1,102,324   $1,555,129
  Wire Harness Business.....................................     191,046       49,856
                                                              ----------   ----------
                                                              $1,293,370   $1,604,985
                                                              ==========   ==========
Net income (loss):
  Before as-if pooling......................................  $ (726,342)  $ (139,914)
  Wire Harness Business.....................................       6,047        3,930
                                                              ----------   ----------
                                                              $ (720,295)  $ (135,984)
                                                              ==========   ==========

     In March 2000, the Company acquired Marconi Communications Inc.'s Network Components & Services' European and China operations ("NC&S"), for a cash purchase price of approximately $112,450, plus assumed liabilities of approximately $5,145 (the "NC&S Acquisition"). NC&S is a business engaged in electronic manufacturing services, primarily to telecommunication customers. The results of operations of NC&S since its acquisition are included in the results of operations of the Company. The NC&S Acquisition

                        VIASYSTEMS, INC. & SUBSIDIARIES
has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In June 2000, the Company acquired Top Line Electronics Corporation ("Top Line") by issuing 2,681,835 shares of Group's common stock (the "Top Line Acquisition"). This was subject to the issuance of an additional 1,650,319 shares made during 2001 based on the price of Group's common stock for the months of January and February 2001. Top Line, located in San Jose, California, offers design and prototype services, PCB assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Top Line since acquisition are included in the results of operations of the Company. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In September 2000, the Company acquired Lucent Technologies' Rouen Global Provisioning Center ("Rouen") by making cash payments and accepting a non-interest bearing note from the seller (the "Rouen Acquisition"). Accordingly, the results of operations of Rouen since acquisition are included in the results of operations of the Company. Rouen, located in Rouen, France, manufactures network transmission and radio frequency equipment. The Rouen Acquisition has been accounted for using the purchase method of accounting, whereby the total purchase price has been allocated to the assets and liabilities based on their respective fair values. The Company has allocated a portion of the purchase price to a technology agreement, which is being amortized over its estimated useful life. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In November 2000, the Company acquired Laughlin-Wilt Group, Inc. ("Laughlin-Wilt"), by issuing 3,297,481 shares of Group's common stock (the "Laughlin-Wilt Acquisition"), a cash payment and acquiring debt. Laughlin-Wilt, located in Beaverton, Oregon and Orange County, California, offers design and prototype services for printed circuit boards, printed circuit board assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Laughlin-Wilt since acquisition are included in the results of operations of the Company. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see
Note 2).

     On December 22, 2000, the Company acquired Accutec ("Accutec") by issuing 976,150 shares of Group's common stock (the "Accutec Acquisition") and acquiring debt. Accutec, located in Milwaukee, Wisconsin, offers fabrication of custom metal enclosures. The acquisition was accounted for using the purchase method of accounting and, accordingly, the balance sheet of Accutec is included in the Company's consolidated balance sheet. Accutec's results of operations will be included in the first quarter 2001 results of the Company. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The Top Line, Rouen, Laughlin-Wilt and Accutec acquisitions were completed by issuing an aggregate of 6,955,466 shares of Group's common stock; making cash payments at closing totaling approximately $45,100; making cash payments in the future of approximately $8,800; receiving a non-interest bearing note from the seller for approximately $11,300 and acquiring debt of approximately $31,000. The common stock value was determined by using a stock price calculated by averaging the daily stock price for a few days before and after the measurement date. The aggregate value of the common stock was approximately $116,514. In connection with certain acquisitions, and in accordance with the contract terms, outstanding stock options held by employees of acquired companies became vested and converted to options for Group's common stock on the acquisition date. As these acquisitions were accounted for as purchases, the fair value of these options was included in the purchase price.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the years ended December 31, 1999 and 2000, as though the acquisitions of NC&S, Top Line, Rouen, Laughlin-Wilt and Accutec had occurred at January 1, 1999 and the transfer of the operations formerly conducted by Forward Group, PLC ("Forward"), Interconnection Systems (Holdings) Limited ("ISL"), Zincocelere S.p.A. ("Zincocelere") and the PCB production facility of Ericsson Telecom AB located in Sweden (the "Ericsson Facility") (see Note 23) had occurred at January 1, 1999.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
Net sales...................................................  $1,319,134   $1,782,402
Net loss before extraordinary item and cumulative effect of
  a change in accounting principle..........................    (142,516)     (84,478)
Net loss....................................................    (146,096)    (115,674)
Basic net loss per share....................................  $    (2.11)  $     (.97)
Diluted net loss per share..................................  $    (2.24)  $     (.98)

  2001 ACQUISITIONS

     In April 2001, the Company acquired certain manufacturing assets of Metawave Communications Corporation ("Metawave") for a cash purchase price of approximately $7,964 (the "Metawave Acquisition"). Pursuant to a manufacturing agreement, the Company will use the acquired assets to manufacture smart antennas for the wireless communication industry that are marketed and sold by Metawave.

     In April 2001, the Company acquired Chang Yuen, a manufacturer of custom metal enclosures, located in the People's Republic of China, for a cash purchase price of $2,600 and by issuing an aggregate 535,905 shares of Group's common stock valued at $1,758.

     Each of the acquisitions completed during 2001 was accounting for using the purchase method of accounting and, accordingly, the results of operations related to the acquisitions are included in the results of operations of the Company subsequent to the closing date of each acquisition, respectively. The excess purchase price over the fair values of assets acquired in 2001 has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF BUSINESS

     The Company is a leading provider of electronic manufacturing services, with facilities located in the United States, Canada, Mexico, the United Kingdom, France, the Netherlands, Italy and China. The Company's customers include a diverse base of manufacturers in the telecommunications and networking, computer, consumer and automotive industries primarily located throughout North America, China and Europe.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

  FOREIGN CURRENCY TRANSLATION

     Local currencies have been designated as the functional currency for most subsidiaries. Accordingly, assets and liabilities of most foreign subsidiaries are translated at the rates of exchange in effect at the balance

                        VIASYSTEMS, INC. & SUBSIDIARIES
sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income. To date, the effect of such amounts on net income has not been material.

  DERIVATIVE FINANCIAL INSTRUMENTS

     From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. Such transactions are not material and gains and losses from such activities are not significant. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.

  INVENTORIES

     Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) or last-in, first-out (LIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead. Had the first-in, first-out method been used to determine purchased inventory cost, inventories would have decreased by approximately $2,512 and $3,626 at December 31, 2000 and 2001, respectively. For the years ended December 31, 2000 and 2001, the percentage of inventory valued at LIFO was 10% and 23%, respectively.

  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Repairs and maintenance which do not extend the useful life of an asset are charged to expense as incurred. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Building....................................................   39-50 years
Leasehold improvements......................................   10-12 years
Machinery, equipment, systems and other.....................    3-10 years

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

                        VIASYSTEMS, INC. & SUBSIDIARIES

  INTANGIBLE ASSETS

     Intangible assets consist primarily of identifiable intangibles acquired and goodwill arising from the excess of cost over the fair value of net assets acquired. Amortization of intangible assets is computed using systematic methods over the estimated useful lives of the related assets as follows:

                                                     LIFE                METHOD
                                                     ----                ------
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

  REVENUE RECOGNITION

     Sales and related costs of good sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when goods are taken into production by the customer.

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

                        VIASYSTEMS, INC. & SUBSIDIARIES

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of the Senior Subordinated Notes due 2007 and the Series B Senior Subordinated Notes due 2007 was $120,000 and $30,000, respectively, at December 31, 2001 and was $319,000 and $79,750, respectively, at December 31, 2000. The Company has estimated this fair value data by using current market data. The fair market values of the other financial instruments included in the consolidated financial statements approximate the carrying values of those instruments.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The Company is currently assessing the impact of SFAS 141 on its results of operations and financial condition.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon implementation of SFAS 142, amortization expense for fiscal year 2002 is expected to decrease approximately $16,600 compared to fiscal year 2001, as a result of no longer amortizing goodwill. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company currently does not expect the implementation of SFAS 144 to have a material impact on its results of operations and financial condition. However, there can be no assurance that at the time the review is completed a material change will not be recorded.

                        VIASYSTEMS, INC. & SUBSIDIARIES

  RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements for 1999 and 2000 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity (deficit) or net loss as previously reported.

3.  RESTRUCTURING AND IMPAIRMENT CHARGES

     During the year ended December 31, 2001, the Company recorded a series of restructuring charges totaling $59,774. These charges were taken in light of the economic downturn primarily related to the Company's large telecommunication and networking customers. During 2001, the Company began evaluating its cost position compared to anticipated levels of business for 2001 and beyond and determined that plant shutdowns, plant consolidations and downsizing were required to reduce costs to more appropriate levels in line with current and expected customer demand. A summary of the 2001 restructuring activity (the "Restructuring") by quarter is as follows:

     During the quarter ended March 31, 2001, the Company recorded a restructuring charge of $12,007 primarily related to the phase one workforce reductions in its Richmond, Virginia PCB fabrication facility as well as small workforce reductions at certain other North American operations. The workforce reductions impacted a total of 2,507 employees, of which 1,915 were regular, union employees, 547 were regular, non-union employees and 45 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $30,481, primarily related to the closure of its Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities, as well as small workforce reductions at certain other North American and European operations. The facility closures and workforce reductions impacted a total of 1,613 employees, of which 1,228 were regular, union employees, 373 were regular, non-union employees and 12 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $16,231, primarily related to the consolidation of its two San Jose, California PCB assembly operations as well as headcount reductions at its corporate offices. The consolidation and workforce reductions impacted a total of 471 employees, of which 150 were regular, union employees, 315 were regular, non-union employees and 6 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended December 31, 2001, the Company recorded a restructuring charge of $7,061, primarily related to workforce reductions at its European PCB fabrication facility as well as small workforce reductions at other European facilities. The workforce reductions impacted a total of 455 employees, all of which were regular, non-union employees. All of these employees were terminated by December 31, 2001.

     Additionally, during the quarter ended December 31, 2001, the Company reversed $6,006 of restructuring charges previously recorded. This reversal primarily related to a change in the Company's plan related to the consolidation of its two San Jose, California PCB assembly operations. Initially, the plan included consolidating the leased operation into the owned operation, resulting in a restructuring charge related to the contractual obligation on the leased facility. Subsequently, the Company amended its plan and made the decision to consolidate the owned operations into the leased operations resulting in a reversal to the restructuring charge related to the lease commitment.

                        VIASYSTEMS, INC. & SUBSIDIARIES

  2001 ASSET IMPAIRMENTS

  Assets Held for Use

     The Company has assessed the carrying value of long-lived assets, including goodwill and other acquired intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). Based on current business enterprise values using common appraisal methods, the assessment identified impairment of long-lived assets acquired pursuant to the Top Line, Laughlin-Wilt and NC&S acquisitions. The calculated business enterprise values determined were compared to the net book values of the related long-lived assets with the excess of net book value over the business enterprise value representing the amount of the impairment loss. The impairment loss for each group of assets totaling $133,252 was first charged against goodwill ($129,109) with the remaining amounts being charged to property, plant and equipment ($4,143). The impairment resulted from the economic downturn experienced during 2001, primarily related to the Company's telecommunication and networking customers. Through the third fiscal quarter of 2001, it was expected that the economic downturn impacting these assets was a short-term inventory correction. However, in the fourth quarter it became clear to management that the downturn impacting these assets was much more severe and of a long-term nature resulting in a significant decline in profitability that is not expected to return in the near term.

  Assets Held for Disposal

     In connection with the Restructuring, the Company also recorded impairment charges totaling $82,707 to write-down to fair value certain land and buildings as well as machinery and equipment, office equipment and systems that were made obsolete or redundant due to the closure and consolidation of facilities pursuant to the Restructuring. Included in the impairment charge were the following amounts: a write-down of land, buildings and leasehold improvements totaling $25,403, related to the Company's Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities that were closed; a write-down of machinery and equipment totaling $14,880, a write-down of office equipment totaling $37,688, and a write-down of systems and construction in progress totaling $4,736, each primarily related to obsolete or redundant assets at the Company's Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities that were closed as well as certain other North American and European operations that were consolidated.

     At December 31, 2001, $17,683 of the assets held for disposal had been sold or otherwise disposed, leaving $16,286 remaining on the books, of which $13,000 consists of the land and building related to the Company's Richmond, Virginia PCB fabrication facility. The Company is actively marketing the land and building for sale and expects to complete the disposal of these assets during 2002. The remaining $3,286 of net book value of assets held for disposal on the books at December 31, 2001 consists primarily of machinery and equipment and office equipment related to redundant or obsolete assets at our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities and are expected to be disposed of during the next 18-24 months.

     Additionally, the Company is holding for disposal certain property related to one of its San Jose, California facilities. As of December 31, 2001, this property had a net book value of approximately $5,833. The Company is actively marketing this property for sale and expects to complete the disposal of these assets during 2002.

  1999 ASSET IMPAIRMENTS

     The Company has assessed the carrying value of long-lived assets, including goodwill and other acquired intangibles, in accordance with FAS 121. Based on current business enterprise values using common appraisal methods, the assessment identified impairment of long-lived assets acquired from the Forward, ISL and

                        VIASYSTEMS, INC. & SUBSIDIARIES

Zincocelere acquisitions. The calculated business enterprise values determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted due to significant changes in the markets served by the acquisitions that were not anticipated at the time of each acquisition, most significantly a significant decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing resulted in a significant decline in profitability that is not expected to return in the near term.

     In the fourth quarter of fiscal year 1999, the Company recorded a non-cash impairment loss of $468,389 related to the write down of $206,335 related to goodwill, $65,877 related to developed technologies, $847 related to customer lists and $195,330 related to machinery and equipment used in the production of printed circuit boards of the three groups of assets.

     Below is a table summarizing restructuring and impairment activity for the year ended December 31, 2001:

                                                                                                                 CUMULATIVE
                                                THREE MONTHS ENDED                                                DRAWDOWNS
                                ---------------------------------------------------                          -------------------
                                MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,                            CASH     NON-CASH
                                  2001        2001         2001            2001       REVERSALS    TOTAL     PAYMENTS   CHARGES
                                ---------   --------   -------------   ------------   ---------   --------   --------   --------
Restructuring Activities:
  Personnel and severance.....   $11,755    $ 20,238      $ 6,505        $  5,524      $  (170)   $ 43,852   $36,282    $     --
  Lease and other contractual
    Commitments...............        78       7,864        9,623           1,228       (5,836)     12,957     5,614          --
  Other.......................       174       2,379          103             309           --       2,965     2,810          --
  Asset Impairments:
    Held for disposal.........        --      75,043        5,454           2,210           --      82,707        --      82,707
    Held for use..............        --          --           --         133,252           --     133,252        --     133,252
    Other.....................        --          --           --           5,641           --       5,641        --       5,641
                                 -------    --------      -------        --------      -------    --------   -------    --------
Total restructuring and
  impairment charges..........   $12,007    $105,524      $21,685        $148,164      $(6,006)   $281,374   $44,706    $221,600
                                 =======    ========      =======        ========      =======    ========   =======    ========


                                 BALANCE AT
                                DECEMBER 31,
                                    2001
                                ------------
Restructuring Activities:
  Personnel and severance.....    $ 7,570
  Lease and other contractual
    Commitments...............      7,343
  Other.......................        155
  Asset Impairments:
    Held for disposal.........         --
    Held for use..............         --
    Other.....................         --
                                  -------
Total restructuring and
  impairment charges..........    $15,068
                                  =======

     The significant components of the restructuring charge recorded for lease and other contractual commitments totaling approximately $12,957, are as follows: $8,532 for leased and other facility commitments; $3,182 for lease commitments on machinery and equipment; $1,165 for waste water project commitments; and $78 for other commitments.

     Also in connection with the Restructuring, the Company wrote-off inventory resulting in a $49,290 and $824 charge to cost of goods sold during the quarters ended June 30, 2001 and September 30, 2001, respectively. During the quarter ended December 31, 2001, the Company reversed inventory write-offs previously taken totaling $781. With respect to the inventory written-off during the quarter ended June 30, 2001, the Company has disposed of $39,136 of the inventory and reversed the write-off and sold $1,021 of the inventory, resulting in a remaining balance of $9,133 at December 31, 2001. The Company expects to dispose of the remaining obsolete inventory during fiscal year 2002.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The restructuring and impairment charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are executed.

     The Company continues to review it operations in light of the continued economic downturn related to its telecommunication and networking customers. These reviews could result in additional workforce reductions. The impact these activities could have on the Company's results of operations is not currently known.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). The Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction.

     The Company uses derivative instruments, primarily foreign exchange forward contracts, to manage certain of its foreign exchange rate risks. The Company's objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company's foreign currency exposures arise from transactions denominated in a currency other than an entity's functional currency, primarily anticipated sales of finished product and the settlement of payables.

     Generally, the Company applies hedge accounting as allowed by the Statement. At December 31, 2001, the Company only had derivatives which qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the condensed consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

     The Company had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001, as the Company's derivative instruments were entered into during the first quarter 2001 or at year-end 2000. At December 31, 2001, the net deferred hedging gain in accumulated other comprehensive loss was $0 as the contracts entered into during 2001 had already expired. This entire gain resulting from these contracts totaling $3,135 was recognized in earnings during the year ended December 31, 2001, at the time the underlying hedged transactions were realized. There was no hedge ineffectiveness during the year ended December 31, 2001.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash paid for interest for the years ended December 31, 1999, 2000 and 2001, was $110,185, $106,676 and $94,270 respectively. For the years ended December 31, 1999 and 2000 net cash received from income tax refunds was $1,591 and $2,933. For the year ended December 31, 2001, net cash paid for income taxes was $1,423.

     In 1999, 2000 and 2001 some acquisitions were purchased or partially purchased by issuing 273,223, 6,955,466 and 2,186,155 shares, respectively of Group's common stock (see Note 1).

                        VIASYSTEMS, INC. & SUBSIDIARIES

6.  INVENTORIES

     The composition of inventories at December 31 is as follows:

                                                                2000       2001
                                                              --------   --------
Raw materials...............................................  $126,091   $ 56,815
Work in process.............................................    61,879     27,085
Finished goods..............................................    68,003     29,689
                                                              --------   --------
  Total.....................................................  $255,973   $113,589
                                                              ========   ========

7.  INTANGIBLE ASSETS

     The composition of intangible assets at December 31 is as follows:

                                                                2000       2001
                                                              --------   ---------
Developed technologies......................................  $ 44,925   $  43,646
Assembled workforce.........................................    16,920      10,684
Customer list...............................................    70,466      70,240
Goodwill....................................................   378,368     252,088
                                                              --------   ---------
                                                               510,679     376,658
Less: Accumulated amortization..............................   (91,443)   (128,714)
                                                              --------   ---------
  Total.....................................................  $419,236   $ 247,944
                                                              ========   =========

     8. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31 is as follows:

                                                                2000        2001
                                                              ---------   ---------
Land and buildings..........................................  $ 134,723   $ 129,018
Machinery, equipment, systems and other.....................    519,573     463,709
Construction in progress....................................     31,076      20,175
Leasehold improvements......................................     17,636      18,618
                                                              ---------   ---------
                                                                703,008     631,520
Less: Accumulated depreciation..............................   (250,387)   (277,869)
                                                              ---------   ---------
  Total.....................................................  $ 452,621   $ 353,651
                                                              =========   =========

9.  ACCRUED AND OTHER LIABILITIES

     The composition of accrued and other liabilities at December 31 is as follows:

                                                                2000      2001
                                                              --------   -------
Accrued payroll and related costs...........................  $ 44,378   $19,712
Accrued capital expenditures................................     8,045     9,710
Plant shutdown, downsizing and consolidation accruals.......       206    15,068
Accrued interest............................................    13,744    10,239
Accrued and other liabilities...............................    45,827    35,773
                                                              --------   -------
  Total.....................................................  $112,200   $90,502
                                                              ========   =======

                        VIASYSTEMS, INC. & SUBSIDIARIES

10.  LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31 is as follows:

                                                                 2000         2001
                                                              ----------   ----------
Credit Agreement:
  Term Facilities...........................................  $  149,500   $  437,750
  Revolvers.................................................      53,800       10,600
Senior Subordinated Notes Due 2007..........................     400,000      400,000
Series B Senior Subordinated Notes Due 2007.................     100,000      100,000
Series B Senior Subordinated Notes Due 2007, Premium........       3,466        3,041
Senior Unsecured Notes, including paid-in-kind interest of
  $6,422....................................................          --      106,422
Senior Unsecured Notes, discount............................          --      (26,895)
Chips Loan Notes............................................     285,312           --
Capital lease obligations (see Note 11).....................       6,499        4,228
Other.......................................................      25,740        5,773
                                                              ----------   ----------
                                                               1,024,317    1,040,919
     Less current maturities................................     (23,882)      (3,215)
                                                              ----------   ----------
                                                              $1,000,435   $1,037,704
                                                              ==========   ==========

     The schedule of principal payments for long-term obligations at December 31, 2001, is as follows:

2002........................................................   $    3,215
2003........................................................       27,477
2004........................................................       52,447
2005........................................................       68,515
2006........................................................        2,299
Thereafter..................................................      886,966
                                                               ----------
                                                               $1,040,919
                                                               ==========

  CREDIT AGREEMENT

     In connection with the initial public offering, Group, as guarantor, and certain of its subsidiaries, as borrowers, entered into a new senior credit facility (the "Credit Agreement"). The material terms of the Credit Agreement are described below.

     The Credit Agreement provides for: (a) a $150,000 term loan facility (The "Tranche B Term Loan"), all of which was required to be drawn in a single draw at the closing of the Credit Agreement in March 2000; (b) a $175,000 revolving credit facility (the "Revolving Loans") of which $75,000 may be used for foreign currency loans in Euros, Pounds Sterling or Canadian Dollars; (c) up to $40,000 of the Revolving Loan may be used for letters of credit; and (d) a U.S. $303,100 letter of credit and term loan facility in respect of the obligations due under the loan notes made in connection with acquisition of ISL (the "Chips Loan Notes"). The letter of credit and term loan facility consists of two tranches:
(i) a $153,100 tranche (the "Tranche A Chips Loan") and (ii) a $150,000 tranche (the "Tranche B Chips Loan").

     The Tranche A Chips Loan amortizes semi-annually over two years, commencing September 30, 2003, the Tranche B Chips Loan amortizes semi-annually over three and one half years, commencing September 30,

                        VIASYSTEMS, INC. & SUBSIDIARIES

2003, and the Tranche B Term Loan amortizes semi-annually over six and one half years, commencing September 30, 2000.

     The term loans bear interest, at the Company's election, at either (a) the Eurocurrency Rate (or Canadian, as applicable) plus (i) a percentage based on the rates of Consolidated Total Debt to Consolidated EBITDA (as defined herein) for the Revolving Loans and Tranche A Chips Loan (3.25% at December 31, 2001) or
(ii) 3.75% for the Tranche B Loan and the Tranche B Chips Loan; or (b) the Base Rate plus (i) a percentage based on the rates of Consolidated Total Debt to Consolidated EBITDA (as defined herein) for the Revolving Loans and Tranche A Chips Loan (2.25% at December 31, 2001) or (ii) 2.75% for the Tranche B Loan and the Tranche B Chips Loan. The Base Rate is the highest of the Chase Manhattan Bank's Prime Rate, the secondary market rate for three-month certificates of deposit plus 1.00% and the Federal Funds Effective Rate (as defined therein) plus 0.5%.

     At December 31, 2000 and 2001, the weighted average interest rate on outstanding borrowings under the Company's credit facilities were 9.34% and 7.95%, respectively.

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

     At December 31, 2000, the Company had approximately $99,755 of available borrowing capacity under its revolving credit facility. At December 31, 2001, the Company had approximately $128,900 of available borrowing capacity under the Revolving Loans.

     The borrowers may optionally prepay the term loans from time to time in whole or in part, without premium or penalty. At the Company's option, the Revolving Loans may be prepaid, and revolving credit commitments may be permanently reduced, in whole or in part, at any time.

     The Company will be required to make mandatory prepayments of the term loans, to cash collateralize the letter of credit term loan and to reduce the revolving facility, in the amounts equal to (a) 50% of Excess Cash Flow (as defined), beginning in the earlier of (i) the fiscal year in which the letter of credit term loans exceed $270,000 and (ii) fiscal year 2002, but only if the leverage ratio exceeds 3 1/2 to 1 at such time, and (b) 100% of the net proceeds of dispositions by us or any of our subsidiaries of material assets or incurrences of indebtedness by us or any of our subsidiaries.

     Viasystems' obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by Group and each existing and future domestic subsidiary of Viasystems. In addition, the Credit Agreement is secured by a perfected first priority security interest in all of the capital stock of Viasystems and each of its direct and indirect domestic subsidiaries and 65% of each first tier foreign subsidiary of Viasystems and its domestic subsidiaries, all intercompany notes owing to Viasystems or any of its domestic subsidiaries, the notes issued in connection with the transfer of the operations formerly conducted by ISL, Forward, Zincocelere and the Ericsson Facility and all other tangible and intangible assets of Viasystems and each guarantor.

     The Credit Agreement contains a number of covenants that, among other things, restrict the ability of Viasystems and its subsidiaries to: (a) incur additional indebtedness; (b) create liens on assets; (c) incur guarantee obligations; (d) enter into mergers, consolidations or amalgamations or liquidate, wind up or dissolve; (e) dispose of assets; (f) pay dividends, make payment on account of, or set apart assets for, a sinking or analogous fund or purchase, redeem, defease or retire capital stock; (g) make capital expenditures; (h) make amendments to the Lucent supply agreement which would have a material adverse effect on the lenders; (i) make optional repurchases of subordinated debt or preferred stock; (j) make advances, loans,

                        VIASYSTEMS, INC. & SUBSIDIARIES
extensions of credit, capital contributions to, or purchases of any stock, bonds, notes, debentures or other securities; (k) engage in certain transactions with affiliates; and (l) enter into certain sale and leaseback transactions.

     The Credit Agreement also contains customary events of default including:
(a) failure to pay principal on any loan when due or any interest or other amount that becomes due within five days after the due date thereof; (b) any representation or warranty made or deemed made is incorrect in any material respect on or as of the date made or deemed made; (c) the default in the performance of negative covenants or a default in the performance of other covenants or agreements for a period of thirty days; (d) default in other indebtedness or guarantee obligations with a principal amount in excess of $20,000 beyond the period of grace; (e) events of insolvency; (f) ERISA events; and (g) other customary events of default for facilities similar to the Credit Agreement.

     On April 23, 2001, the Company executed a first amendment to the Credit Agreement. Among other provisions, the amendment increases the interest margin charged on borrowed funds and amends financial condition covenants.

     On June 28, 2001, the Company executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces available borrowing capacity under the Revolving Loan to $150,000 until such time as the Company delivers a compliance certificate with respect to its financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the senior unsecured notes to HMTF. The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the senior unsecured notes to HMTF.

  SENIOR UNSECURED NOTES

     On July 19, 2001, Viasystems, Inc. issued to HMTF $100,000 of senior unsecured notes (the "Senior Unsecured Notes") and 10.0 million warrants to purchase shares of Group's common stock. The Senior Unsecured Notes bear interest at 14% per annum and mature on May 1, 2007. Interest is not payable currently, but rather will accrete semi-annually and be payable in full at maturity of the Senior Unsecured Notes. The warrants are immediately exercisable and have an exercise price of $.01 per share and terminate in 2011. The Company has allocated $29,964 of the proceeds from the Senior Unsecured Notes to paid-in-capital and $70,036 to debt, which represents the relative fair value of the securities at the time of issuance. The resulting debt discount of $29,964 is being amortized, using the effective interest method, over the life of the Senior Unsecured Notes. At December 31, 2001, the remaining unamortized discount was $26,895. The fair value of the warrants was determined using a Black Scholes model, assuming expected volatility of 116%, a risk-free rate of return of 3.0% and a dividend yield of 0%.

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

     Interest on the 2007 Notes is due semiannually. The 2007 Notes may not be redeemed prior to June 1, 2002, except in the event of a Change of Control (as defined) or Initial Public Offering (as defined) and at premium (as defined in the Indenture). The 2007 Notes are redeemable, at the Company's option, at the redemption prices of 104.875% at June 1, 2002, and at decreasing prices to 100% at June 1, 2005, and thereafter, plus accrued interest.

                        VIASYSTEMS, INC. & SUBSIDIARIES

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

     In April 1998, the holders of the Chips Loan Notes redeemed approximately $152,200 of the Chips Loan Notes. As such, approximately $118,300 of cash held by Bisto Funding, Inc., a special purpose entity established as a subsidiary of Group in connection with the acquisition of ISL, was paid to the holders of the Chips Loan Notes. The Company borrowed approximately $33,900 from the available term loan facility in place to fund its portion of the payment of the Chips Loan Notes.

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

11.  COMMITMENTS

     The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant, and equipment as of December 31, 2000 and 2001, were $28,504 and $5,578, respectively, of cost basis and $16,267 and $906, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $5,145, $6,761 and $12,341 for the years ended December 31, 1999, 2000 and 2001, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,                                      CAPITAL   OPERATING
------------------------                                      -------   ---------
2002........................................................  $1,361     $11,306
2003........................................................   1,282       8,448
2004........................................................   1,312       6,774
2005........................................................     884       5,301
2006........................................................     181       5,150
Thereafter..................................................      --      18,278
                                                              ------     -------
  Total.....................................................   5,020     $55,257
                                                                         =======
Less: Amounts representing interest.........................    (792)
                                                              ------
  Capital lease obligations (see Note 10)...................  $4,228
                                                              ======

                        VIASYSTEMS, INC. & SUBSIDIARIES

12.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The benefit for income taxes for the years ended December 31, 1999, 2000 and 2001, consists of the following:

                                                             1999      2000     2001
                                                           --------   -------   -----
Current:
  Federal................................................  $  1,592   $    --   $(900)
  State..................................................       164        --      --
  Foreign................................................     5,120    (3,668)    115
                                                           --------   -------   -----
                                                              6,876    (3,668)   (785)
                                                           --------   -------   -----
Deferred:
  Federal................................................     2,065        --      --
  State..................................................       405        --      --
  Foreign................................................   (32,558)      745     785
                                                           --------   -------   -----
                                                            (30,088)      745     785
                                                           --------   -------   -----
                                                           $(23,212)  $(2,923)  $  --
                                                           ========   =======   =====

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                       1999        2000       2001
                                                     ---------   --------   ---------
U.S. Federal statutory rate........................  $(253,772)  $(37,699)  $(205,458)
State taxes, net of Federal provision (benefit)....     (1,325)    (1,860)     (7,558)
Foreign taxes in excess of U.S. statutory rate.....      8,030    (31,233)     (9,690)
Interest deductible for tax, eliminated for book...         --     (4,846)         --
Amortization of goodwill and write-off of acquired
  in-process research and development costs........     77,309     12,067      58,440
Non-cash compensation expense......................     38,525     41,782          --
Loss on investment in foreign subsidiaries.........   (130,931)  (204,197)         --
Change in the valuation allowance for deferred tax
  assets...........................................    244,255    230,967     128,000
Federal taxes on undistributed loss of foreign
  subsidiaries.....................................     (4,203)    (8,166)         --
Cancellation of Indebtedness Income................         --         --      32,360
Equity in earnings of affiliate not taxable due to
  dividends received deduction.....................     (1,400)        --          --
Other..............................................        300        262       3,906
                                                     ---------   --------   ---------
                                                     $ (23,212)  $ (2,923)  $      --
                                                     =========   ========   =========

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 are as follows:

                                                                2000        2001
                                                              ---------   ---------
Deferred tax assets:
  Accrued liabilities not yet deductible....................  $  19,104   $  20,127
  Net operating loss carryforwards..........................    278,646     360,512
  AMT credit carryforwards..................................      1,128       1,128
  Fixed assets..............................................         --      32,947
  Capital loss carryforwards................................    126,391     126,391
  Other.....................................................         --      10,917
                                                              ---------   ---------
                                                                425,269     552,022
Valuation allowance.........................................   (398,417)   (526,417)
                                                              ---------   ---------
                                                                 26,852      25,605
                                                              ---------   ---------
Deferred tax liabilities:
  Intangibles...............................................     (7,820)     (8,256)
  Fixed assets..............................................     (9,522)     (8,762)
  Other.....................................................     (7,895)     (7,894)
                                                              ---------   ---------
                                                                (25,237)    (24,912)
                                                              ---------   ---------
     Net deferred tax asset.................................  $   1,615   $     693
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

     Approximate domestic and foreign income (loss) before income tax provision and extraordinary item are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999        2000        2001
                                                    ---------   ---------   ---------
Domestic..........................................  $(175,511)  $(144,982)  $(400,828)
Foreign...........................................   (549,553)     37,271    (186,191)

     As of December 31, 2001, the Company had the following net operating loss ("NOL") carryforwards: $867,096 in the U.S., $54,380 in Luxembourg, $481 in Puerto Rico, $16,970 in Canada, $28,572 in Hong Kong, $17,669 in the U.K., $6,488 in Italy, $29,057 in the Netherlands and $538 in Brazil. The U.S. NOLs expire in 2018 through 2021 and the Puerto Rico and Canada NOLs expire in 2008. All other NOLs carry forward indefinitely. The U.S. also has a capital loss carryforward of $126,391 that will expire in 2004 and Canada has an investment tax credit carryforward of $1,191 that will expire in 2010. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $146,345 of undistributed earnings of its foreign subsidiaries because the Company does not expect those earnings to reverse and become taxable to the Company in the foreseeable future.

     The Company has a tax holiday in China that allows a two-year tax exemption and three-year 50% reduction in the tax rate. The tax holiday began in 2001. If not for such tax holiday, the Company would have had $11,782 of income tax expense, based on the applicable rate of 27%.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     During 2001, the Company's NOLs were reduced by approximately $92,458 to reflect the offset against the NOLs of cancellation of indebtedness income the Company recognized as a result of open market purchases at a discount during 2001 by HMTF of Viasystems, Inc. indebtedness with an aggregate principal amount of $163,376.

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

14.  BUSINESS SEGMENT INFORMATION

     The Company operates in one segment -- a worldwide independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (Note 2). Segment data includes intersegment revenues.

     Pertinent financial data by major geographic segments is as follows:

                                                    OPERATING                      CAPITAL
                                     NET SALES    INCOME/(LOSS)   TOTAL ASSETS   EXPENDITURES
                                     ----------   -------------   ------------   ------------
North America:
  Year ended December 31, 1999.....  $  769,572     $ (73,106)     $  618,486      $ 50,588
  Year ended December 31, 2000.....     983,967       (35,367)        833,997        59,336
  Year ended December 31, 2001.....     650,431      (376,055)        440,973        24,641
Europe:
  Year ended December 31, 1999.....  $  454,386     $(496,239)     $  362,991      $ 72,704
  Year ended December 31, 2000.....     378,056         5,259         370,812        23,698
  Year ended December 31, 2001.....     298,315      (112,416)        177,295        10,883
Asia:
  Year ended December 31, 1999.....  $   80,978     $  (7,684)     $  327,749      $ 14,711
  Year ended December 31, 2000.....     266,601        34,064         406,475        53,848
  Year ended December 31, 2001.....     277,116         3,518         369,777        43,266
Eliminations:
  Year ended December 31, 1999.....  $  (11,566)    $      --      $       --      $     --
  Year ended December 31, 2000.....     (23,639)           --              --            --
  Year ended December 31, 2001.....     (19,326)           --              --            --
Total:
  Year ended December 31, 1999.....  $1,293,370     $(577,029)     $1,309,226      $138,003
  Year ended December 31, 2000.....   1,604,985         3,956       1,611,284       136,882
  Year ended December 31, 2001.....   1,206,536      (484,953)        988,045        78,790

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Sales by country of destination are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
United States....................................  $  703,862   $  897,551   $  619,009
United Kingdom...................................     153,083      163,072       79,517
Canada...........................................      75,016      115,922       66,442
France...........................................      54,162       60,782      113,234
Malaysia.........................................      12,750       53,701       53,155
China............................................          --       34,701       54,399
Germany..........................................      59,442       66,441       55,763
Sweden...........................................      78,898       22,732        2,348
Other............................................     156,157      190,083      162,669
                                                   ----------   ----------   ----------
          Total..................................  $1,293,370   $1,604,985   $1,206,536
                                                   ==========   ==========   ==========

     Property, plant and equipment by country are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
United States...............................................   $171,819     $ 78,654
China.......................................................    138,074      162,706
Canada......................................................     79,849       64,438
Other.......................................................     62,879       47,853
                                                               --------     --------
          Total.............................................   $452,621     $353,651
                                                               ========     ========

15.  CONCENTRATION OF BUSINESS

     Sales to Lucent Technologies directly and through other contract electronic manufacturers were 26%, 21% and 21% of net revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

16.  STOCK OPTION PLANS

     Group has stock-based compensation plans under which outside directors and certain employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards.

     Stock options generally are granted with an exercise price equal to or above the market value of a share of common stock on the date of grant, have a life of 10 years and vest within 5 years from the date of grant. The total number of shares of common stock authorized for option grants under the plans was 13,696,012 shares at December 31, 2001.

     In connection with certain acquisitions, and in accordance with the contract terms, outstanding stock options held by employees of acquired companies became vested and converted to options to purchase Group's common stock on the acquisition date. As these acquisitions were accounted for as purchases, the fair value of these options was included in the purchase price.

     In connection with the issuance of the Senior Unsecured Notes, the Company issued to Hicks, Muse, Tate & Furst 10.0 million warrants to purchase shares of Group's common stock. The warrants are exercisable immediately and have an exercise price of $0.01 per share and terminate in 2011 (see Note 10).

                        VIASYSTEMS, INC. & SUBSIDIARIES

     The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion No. 25 ("ABP 25") and related interpretations in accounting for its plans. Had compensation costs for all other options and warrants been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999        2000        2001
                                                    ---------   ---------   ---------
Net loss
  As reported.....................................  $(720,295)  $(135,984)  $(587,019)
  Pro forma.......................................   (721,554)   (147,535)   (623,506)
Net loss per share -- basic
  As reported.....................................  $  (10.14)  $   (1.13)  $   (4.21)
  Pro forma.......................................     (10.16)      (1.23)      (4.47)
Net loss per share -- diluted
  As reported.....................................  $  (10.77)  $   (1.14)  $   (4.21)
  Pro forma.......................................     (10.79)      (1.24)      (4.47)

     The fair value of stock options used to compute pro forma net loss and loss per share disclosure is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

WEIGHTED AVERAGE ASSUMPTIONS                                  1999   2000   2001
----------------------------                                  ----   ----   ----
Expected volatility.........................................   60%    60%    60%
Risk-free interest rate.....................................  5.5%   5.5%   5.5%
Dividend yield..............................................  0.0%   0.0%   0.0%
Expected holding period in years............................    5      5      5

     The weighted average fair value of stock options and warrants, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 1999, 2000, and 2001 was $1.74, $10.12 and $3.07 respectively.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     Presented below is a summary of the status of the stock options and warrants and the related transactions for the years ended December 31, 1999, 2000 and 2001:

                                                                             WEIGHTED
                                                                         AVERAGE EXERCISE
                                                              SHARES     PRICE PER SHARE
                                                            ----------   ----------------
Options outstanding at December 31, 1998..................   2,940,404        $6.64
  Granted.................................................   2,509,993         7.32
  Exercised...............................................      (7,500)        6.30
  Forfeited/expired.......................................    (209,667)        7.23
                                                            ----------
Options outstanding at December 31, 1999..................   5,233,230         6.81
  Granted.................................................   3,525,259        14.66
  Exercised...............................................     (88,167)        6.07
  Forfeited/expired.......................................    (184,601)       12.39
                                                            ----------
Options outstanding at December 31, 2000..................   8,485,721        12.65
  Granted/assumed.........................................  12,167,238         1.35
  Exercised...............................................     (70,821)        2.11
  Forfeited/expired.......................................    (931,130)        8.58
                                                            ----------
Options outstanding at December 31, 2001..................  19,651,008        $5.36
                                                            ==========        =====

     The following table summarizes the status of stock options and warrants outstanding and exercisable at December 31, 2001:

                                           STOCK OPTIONS OUTSTANDING           STOCK OPTIONS EXERCISABLE
                                   -----------------------------------------   --------------------------
                                                    WEIGHTED       WEIGHTED                    WEIGHTED
                                                    AVERAGE         AVERAGE                     AVERAGE
                                                   REMAINING       EXERCISE                    EXERCISE
                                                CONTRACTUAL LIFE   PRICE PER                   PRICE PER
RANGE OF EXERCISE PRICE PER SHARE    SHARES         (YEARS)          SHARE        SHARES         SHARE
---------------------------------  ----------   ----------------   ---------   ------------   -----------
$   -- to $ 4.20..............     12,135,169         9.5           $ 0.49      10,332,669       $ 0.09
$ 4.21 to $ 6.30..............        469,282         5.9             5.46         296,944         5.78
$ 6.31 to $ 8.40..............      1,420,828         7.4             7.28         745,990         7.24
$ 8.41 to $10.50..............      1,821,494         8.2             9.11       1,821,494         9.11
$10.51 to $12.60..............        912,901         9.0            11.00           4,180        11.00
$12.61 to $18.90..............        147,500         8.9            17.44          29,500        17.44
$18.91 to $21.00..............      2,743,834         8.3            21.00       2,266,825        21.00
                                   ----------                       ------      ----------       ------
     Total....................     19,651,008                       $ 5.36      15,497,602       $ 4.68
                                   ==========                       ======      ==========       ======

17.  RETIREMENT PLANS

     The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company contributes 1% of employees' salaries to the Plan and matches a percentage of the employees' deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Plan at the end of each year. The Company's contributions to the Plan were $2,627, $3,048 and $4,020 for the years ended December 31, 1999, 2000 and 2001, respectively.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     In prior years, the Company had two defined benefit pension plans covering certain groups of employees in foreign countries. The net periodic pension cost in 1999 was $1,032. These defined benefit plans were for employees of Forward and ISL, which were transferred to pre-IPO stockholders in March 2000 (see Note
1).

18.  RESEARCH AND DEVELOPMENT

     Research, development and engineering expenditures for the creation and application of new products and processes were approximately $14,400, $12,048 and $9,210 for the years ended December 31, 1999, 2000, and 2001, respectively.

19.  RELATED PARTY TRANSACTIONS

     In connection with the acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement and a Financial Advisory Agreement (together herein defined as the "Agreements") with HMTF (a shareholder and affiliate of the Company) pursuant to which the Company paid HMTF a cash fee of $4,684, $714 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively, as compensation for financial advisory services. In connection with the initial public offering, the Company terminated the Agreements and granted to HMTF options to purchase Group's stock (see Note 22).

     In March 2000, immediately prior to Group's initial public offering, Group transferred all of the capital stock of certain businesses in Europe to a new entity formed by Group's pre-IPO stockholders, European PCB Group (Cayman Islands), Ltd., a Cayman Islands exempted company ("European PCB Group"). These businesses now owned by European PCB Group consist primarily of the operations formerly conducted by Forward, Zincocelere, ISL and the Ericsson Facility. Subsequent to such transfer, the Company has continued to purchase and receive products and other services, on an arms-length basis, from European PCB Group. Messrs. David M. Sindelar, the Company's Chief Executive Officer and a director, Timothy L. Conlon, the Company's President, Chief Operating Officer and a director, and Richard W. Vieser and Kenneth F. Yontz, each directors, beneficially own equity interests in European PCB Group. In 2000, the Company purchased an aggregate of $24,004 of printed circuit boards and other products from European PCB Group and had sales of $17,829 to European PCB Group. In addition, the Company paid approximately $7,200 in sales-force fees and commissions to European PCB Group and received $2,172 in management fees from European PCB Group in fiscal year 2000. In 2001, the Company purchased an aggregate of $17,086 of printed circuit boards and other products from European PCB Group and had sales of $6,407 to European PCB Group. In addition, the Company paid approximately $4,400 in sales-force fees and commissions to European PCB Group and received $1,503 in management fees from European PCB Group in fiscal year 2001.

     Additionally, in conjunction with Group's initial public offering, the Company acquired all of the outstanding shares of the Wire Harness Business, a wholly owned subsidiary of International Wire Group, Inc., an affiliate of HMTF. The Wire Harness Business, in accordance with negotiated contract terms, purchased an aggregate of $25,982, $28,092 and $36,784 of product from International Wire Group, Inc. for fiscal years 1999, 2000 and 2001, respectively.

20.  EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING

     During the year ended December 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196, net of income tax benefit of $0, related to deferred financing fees incurred on debt retired before maturity with proceeds from Group's initial public offering.

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 in fiscal year 1999 and reported the write-off of the net book value

                        VIASYSTEMS, INC. & SUBSIDIARIES
of start-up costs as of January 1, 1999, of $18,443 (net of income tax benefit of $6,734) as a cumulative effect of a change in accounting principle.

21.  NON-CASH COMPENSATION EXPENSE

     During the year ended December 31, 1999, the Company recorded a non-cash compensation expense charge of $110,070, which reflect the difference between the cost of the class A common stock and class A series II common stock and the value of the common stock that it is convertible into at that date.

     In connection with the initial public offering, Group amended the terms of the performance stock options held by members of management to eliminate the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, the Company recorded a one-time non-cash compensation expense charge of approximately $33,635 during the year ended December 31, 2000.

     Also in connection with the initial public offering, Group converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62,945 recorded during the year ended December 31, 2000.

     Additionally, in connection with the initial public offering, the Company terminated the Monitoring and Oversight Agreement and Financial Advisory Agreement with HMTF. As consideration for such termination, Group granted to HMTF, options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price of $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7,771 recorded during the year ended December 31, 2000.

22. INITIAL PUBLIC OFFERING

     On March 24, 2000, Group completed an initial public offering of 44,000,000 shares of common stock at $21.00 per share with net proceeds of $865,543. Group used the proceeds from the offering to fund the acquisition of the Wire Harness Business, to repay amounts outstanding under the existing credit facility and for general corporate purposes.

23. SUBSEQUENT EVENTS

     As a result of the dramatic downturn in telecom component demand during 2001 and the Company's highly leveraged capital structure, the Company expects to fail to satisfy certain financial maintenance covenants contained in its senior secured credit facility on March 31, 2002. In anticipation of this circumstance, the Company entered into an amendment to its credit agreement on March 29, 2002. The amendment provides that the Company's credit facility lenders will refrain from exercising any rights or remedies in respect of the Company's failure to comply prior to May 29, 2002. Under the terms of the amendment, the Company's revolving borrowings under the senior secured credit facility are limited to $100 million, unless its consolidated net sales for the preceding eight week period exceed specified thresholds, in which case its revolving loan availability is increased to $150 million. The amendment further increases the interest rates payable on these borrowings by .25% per annum, imposes additional financial and operating restrictions and provides for the grant of certain additional liens to secure these borrowings. A fee of approximately $1.5 million was paid to the Company's credit facility lenders in connection with the amendment.

     In light of these developments, the Company has retained Rothschild Inc. to assist the Company in evaluating several recapitalization alternatives in an effort to reduce debt and strengthen our balance sheet.

                        VIASYSTEMS, INC. & SUBSIDIARIES

     As of December 31, 2001, the Company had $34.2 million of cash and cash equivalents and its working capital was $122.1 million. Giving effect to the recent amendment to the Company's credit agreement, as of December 31, 2001, the Company would have had revolver availability under the senior secured credit facility of $78.9 million.

     These expectations, however, assume that the forbearance under the recent amendment to the Company's credit agreement will be extended in order to permit the Company to implement a restructuring or other plan. In the event that the Company is unable to enter into satisfactory arrangements with the lenders under its senior secured credit facility to extend such forbearance beyond May 29, 2002, up to $1 billion of indebtedness could become due and payable shortly thereafter. This indebtedness consists of term loans of $437.8 million and revolving loans of $10.6 million under the senior secured credit facility, $79.5 million (net of $26.6 million of unamortized discount) of senior unsecured notes, and $500 million principal amount of senior subordinated notes. Although there is no current default under the senior unsecured notes or the senior subordinated notes, a default would arise under these debt obligations in the event of an acceleration of the maturity of the senior secured credit facility indebtedness. In such event, the Company would not have sufficient liquidity to repay such indebtedness and the Company would not expect to be able to refinance such indebtedness. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond its control.

                       VIASYSTEMS, INC. AND SUBSIDIARIES

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)

     The following is a summary of unaudited quarterly financial information of Viasystems, Inc. and subsidiaries for 2000 and 2001. In March 2000, we acquired all of the outstanding shares of Wirekraft Industries, Inc. in a transaction between entities under common control, which was accounted for in a manner similar to a pooling of interest and thus the historical financial data of Viasystems and Wirekraft have been combined.

                                              2000                              2001
                       ---------------------------------------------------   -----------
                       MARCH 31(1)   JUNE 30    SEPTEMBER 30   DECEMBER 31   MARCH 31(2)
                       -----------   --------   ------------   -----------   -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............   $ 384,584    $358,285     $406,504      $455,612      $389,191
Gross margin.........      81,310      88,860       97,649       106,614        78,743
Income (loss) before
  extraordinary
  Item...............    (130,709)      2,784        9,519        13,618       (18,736)
Net income (loss)....    (161,905)      2,784        9,519        13,618       (18,736)

                                           2001
                       ---------------------------------------------
                       JUNE 30(3)   SEPTEMBER 30(4)   DECEMBER 31(5)
                       ----------   ---------------   --------------
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............  $ 309,149       $ 268,108        $ 240,088
Gross margin.........      3,433          41,773           39,701
Income (loss) before
  extraordinary
  Item...............   (184,541)       (204,981)        (178,761)
Net income (loss)....   (184,541)       (204,981)        (178,761)

---------------

(1) The quarter includes non-cash compensation charges totaling $104,351 and an extraordinary item of $31,196, net of tax benefit of $0. The non-cash compensation charges are: (i) $33,635 related to the amendment of terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise terms; (ii) $62,945 related to the conversion of each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock; and (iii) $7,771 related to options granted to HMTF and partners of HMTF as consideration for the termination of certain agreements. The extraordinary item represents the non-cash write-off of deferred financing fees incurred on debt retired before maturity.

(2) This quarter includes a restructuring charge of $12,007 for a restructuring plan implemented by the Company primarily related to headcount reductions in its North American operations. Refer to Note 3 of our consolidated financial statements contained in Part II, Item 8.

(3) This quarter includes the following charges: (i) a restructuring charge of $30,481, (ii) an impairment charge on assets held for disposal of $75,043 and (iii) inventory write-offs of $49,290 all related to a restructuring plan implemented by the Company to restructure its North American operations, including the closure of two of its North American printed circuit board fabrication plants. Refer to Note 3 of our consolidated financial statements contained in Part II, Item 8.

(4) This quarter includes the following charges: (i) a write-off of amounts due from affiliates of $144,099 related to amounts due from European PCB Group that have been permanently impaired, (ii) restructuring and impairment charges totaling, $21,685 primarily related to the consolidation of certain North American and European facilities as well as headcount reductions at its corporate offices and (iii) inventory write-offs of $824 related to the restructuring activities. Refer to Note 3 of our consolidated financial statements contained in Part II, Item 8.

(5) This quarter includes the following charges: (i) restructuring and impairment charges totaling $148,164 and reversals of previously recorded impairment charges of $6,006 and (ii) a reversal of inventory write-offs previously taken totaling $781. Refer to Note 3 of our consolidated financial statements contained in Part II, Item 8.

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

     (a)1. Financial Statements

     The information required by this item is included in Item 8 of Part II of this Form 10-K.

        2. Financial Statement Schedule

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS --  BALANCE AT                     CHARGES TO                               BALANCE AT
DEDUCTED FROM RECEIVABLES IN THE    BEGINNING     ACQUISITIONS/     COST AND     ACCOUNTS     TRANSLATION     END OF
BALANCE SHEET                       OF PERIOD    (DISTRIBUTIONS)    EXPENSES    WRITTEN OFF   ADJUSTMENTS     PERIOD
----------------------------------  ----------   ---------------   ----------   -----------   -----------   ----------
1999..........................        $4,223         $2,632         $ 1,784       $  (973)       $(255)      $ 7,411
                                      ======         ======         =======       =======        =====       =======
2000..........................        $7,411         $ (327)(1)     $   564       $  (383)       $ (32)      $ 7,233
                                      ======         ======         =======       =======        =====       =======
2001..........................        $7,233         $  302         $11,483       $(3,290)       $ (74)      $15,654
                                      ======         ======         =======       =======        =====       =======

---------------

(1) Included in this figure is $(2,439) which was a reduction in the allowance for doubtful accounts as a result of the distribution of the operations formerly conducted by ISL, Forward, Zincocelere and Viasystems Sweden in March 2000. This reduction is offset by an increase in the allowance for doubtful accounts of $2,112 from the acquisitions completed in 2000.

VALUATION ALLOWANCE FOR
DEFERRED TAX ASSETS -- DEDUCTED     BALANCE AT                     CHARGES TO    CHARGES TO                   BALANCE AT
FROM DEFERRED TAXES IN THE BALANCE  BEGINNING     ACQUISITIONS/     COST AND    EXTRAORDINARY   TRANSLATION     END OF
SHEET                               OF PERIOD    (DISTRIBUTIONS)    EXPENSES        ITEMS       ADJUSTMENTS     PERIOD
----------------------------------  ----------   ---------------   ----------   -------------   -----------   ----------
1999.........................        $      0       $      0        $244,255       $     0          $0         $244,255
                                     ========       ========        ========       =======          ==         ========
2000.........................        $244,255       $(87,723)(2)    $230,967       $10,918          $0         $398,417
                                     ========       ========        ========       =======          ==         ========
2001.........................        $398,417       $      0        $128,000       $     0          $0         $526,417
                                     ========       ========        ========       =======          ==         ========

---------------

(2) Included here is the reduction in the valuation allowance as a result of the distribution of the operations formerly conducted by ISL, Forward and Zincocelere.

        3. Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Securities Purchase Agreement, dated as of October 1, 1996, among Viasystems Group, Inc. (formerly known as Circo Craft
                Holding Company) and certain Purchasers (as defined
                therein)(1)
 2.2        --  Acquisition Agreement, dated as of November 26, 1996, among
                Lucent Technologies Inc., Viasystems Group, Inc. (formerly known as Circo Technologies Group, Inc.) and Viasystems,
                Inc. (formerly known as Circo Craft Technologies, Inc.)(1)
 2.3        --  Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition, L.P.,
                HMTF U.K. Acquisition Company, Hicks, Muse, Tate & Furst
                Equity Fund III and HM3 Coinvestors, L.P.(1)
 2.4        --  Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                Inc.(1)
 2.5        --  Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition, Inc.(1)
 2.6        --  Acquisition Agreement, dated as of January 29, 1998, among
                Viasystems B.V. and Print Service Holding N.V.(4)
 2.7        --  Sale and Purchase Agreement, dated as of February 11, 1998, between Viasystems, S.r.l., as purchaser, European Circuits
                SA and individuals named therein, as sellers(4)
 2.8        --  Share Purchase Agreement, dated August 1, 1999, among
                Termbray Electronics (B.V.I.) Limited, Termbray Industries
                International (Holdings) Limited, Viasystems, Inc. and
                Viasystems Group, Inc.(6)
 2.9        --  Stock Purchase Agreement, dated March 23, 2000, by and among
                International Wire Group, Inc., Wirekraft Industries, Inc.
                and Viasystems International, Inc.(13)
 3.1        --  Amended and Restated Certificate of Incorporation of
                Viasystems Group, Inc.(12)
 3.2        --  Amended and Restated Bylaws of Viasystems Group, Inc.(12)
 4.1        --  Credit Agreement, dated as of March 29, 2000, among
                Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
                U.S. Borrower, Viasystems Canada, Inc. and Print Service
                Holding N.V., as Foreign Subsidiary Borrowers, The Several
                Banks and other Financial Institutions parties thereto, The
                Chase Manhattan Bank of Canada, as Canadian Administrative
                Agent, Chase Manhattan Bank International Limited, as
                Multicurrency Administrative Agent, and The Chase Manhattan
                Bank, as Administrative Agent, Bank of America, N.A. as
                Syndication Agent, Bankers Trust Company, as Syndication
                Agent, and Chase Securities Inc., as Sole Book Manager and
                Sole Lead Arranger.(12)
 4.2        --  Indenture, dated as of June 6, 1997, by and between
                Viasystems, Inc. and The Bank of New York, as Trustee(1)
 4.3        --  Form of New Note (included in Exhibit 4.2, Exhibit B)
 4.4        --  Indenture, dated as of February 17, 1998, by and between
                Viasystems, Inc. and The Bank of New York, as Trustee(4)
 4.5        --  Form of Exchange Note (included in Exhibit 4.4, Exhibit B)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 4.6        --  First Amendment, dated April 23, 2001, to the Credit
                Agreement, Dated as of March 29, 2000, among Viasystems
                Group, Inc., as Guarantor, Viasystems, Inc., as U.S.
                Borrower, Viasystems Canada, Inc. and Print Service Holding
                N.V., as Foreign Subsidiary Borrowers, The Several Banks and
                other Financial Institutions parties thereto, The Chase
                Manhattan Bank of Canada, as Canadian Administrative Agent,
                Chase Manhattan Bank International Limited, as Multicurrency
                Administrative Agent, and The Chase Manhattan Bank, as
                Administrative Agent, Bank of America, N.A. as Syndication
                Agent, Bankers Trust Company, as Syndication Agent, and
                Chase Securities Inc., as Sole Book Manager and Sole Lead
                Arranger.(14)
 4.7        --  Second Amendment, dated as of June 28, 2001, to the Credit
                Agreement, dated as of March 29, 2000, as amended by the
                First Amendment dated as of April 23, 2001, among Viasystems
                Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems
                Canada, Inc. And Print Service Holding N.V., as Foreign
                Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of
                Canada, as Canadian Administrative Agent, Chase Manhattan
                Bank International Limited, as Multicurrency Administrative
                Agent, and The Chase Manhattan Bank, as Administrative
                Agent.(15)
 4.8        --  Form of Warrant Certificate dated as of July 19, 2001, issued in the denominations and to the investors listed on
                Annex A thereto.(15)
 4.9        --  Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on
                Annex A thereto.(15)
 4.10       --  Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc. and the investors named
                herein.(15)
 4.11       --  Third Amendment, dated as of March 29, 2002, to the Credit
                Agreement, dated as of March 29, 2000, as amended by the
                First Amendment dated as of April 23, 2001, and the Second
                Amendment dated as of June 28, 2001, among Viasystems Group,
                Inc., Viasystems, Inc. as U.S. Borrower, Viasystems Canada,
                Inc. and Print Service Holding N.V., as Foreign Subsidiary
                Borrowers, the several banks and other financial
                institutions parties thereto, The Chase Manhattan Bank of
                Canada, as Canadian Administrative Agent, Chase Manhattan
                Bank International Limited, as Multicurrency Administrative
                Agent, and The Chase Manhattan Bank, as Administrative
                Agent.(16)
10.1        --  Supply Agreement dated as of November 26, 1996, by and between Lucent Technologies Inc. and Circo Craft
                Technologies, Inc. (confidential treatment was granted with respect to certain portions of this exhibit)(3)
10.2        --  Amended and Restated Viasystems Group, Inc. 1997 Stock
                Option Plan(2)
10.3        --  Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and James
                N. Mills(11)
10.4        --  Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and David
                M. Sindelar(11)
10.5        --  Viasystems Group, Inc. Stock Option Agreement, dated as of
                February 4, 1997, with Richard W. Vieser(2)
10.6        --  Viasystems Group, Inc. Stock Option Agreement, dated as of
                February 4, 1997, with Kenneth F. Yontz(4)
10.7        --  Third Amended and Restated Monitoring and Oversight
                Agreement, dated as of June 6, 1997, among Viasystems Group,
                Inc., Viasystems, Inc., Viasystems Technologies Corp., Circo
                Craft Co. Inc., Viasystems International, Inc., PCB
                Acquisition Limited, PCB Investments PLC, Chips Acquisition
                Limited and Hicks, Muse & Co. Partners, L.P.(2)
10.8        --  Third Amended and Restated Financial Advisory Agreement
                dated as of June 6, 1997, among Viasystems Group, Inc.,
                Viasystems, Inc., Viasystems Technologies Corp., Circo Craft
                Co. Inc., Viasystems International, Inc., PCB Acquisition
                Limited, PCB Investments PLC, Chips Acquisition Limited and
                Hicks, Muse & Co. Partners, L.P.(2)
10.9        --  Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
                Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
                and James N. Mills(9)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.10       --  Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
                Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
                and David M. Sindelar(9)
10.11       --  Agreement, dated as of December 30, 1996, between
                Viasystems, Inc. (formerly known as Circo Craft
                Technologies, Inc.) and the Communication Workers of
                America(2)
10.12       --  Environmental, Health and Safety Agreement, dated as of
                November 26, 1996, between Lucent Technologies and
                Viasystems, Inc. (formerly known as Circo Craft
                Technologies, Inc.)(1)
10.13       --  Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
                Inc., Viasystems, Inc. and Viasystems Technologies Corp. LLC
                and Timothy L. Conlon(9)
10.14       --  Amended and Restated Stockholders Agreement, dated as of
                June 6, 1997,among Viasystems Group, Inc. and certain
                stockholders of Viasystems Group, Inc.(10)
10.15       --  First Amendment to Amended and Restated Stockholders
                Agreement, dated as of November 4, 1998, among Viasystems
                Group, Inc. and certain stockholders of Viasystems Group,
                Inc.(10)
10.16       --  Parts Sourcing Contract, dated as of December 2, 1994, among
                Wirekraft Industries, Inc. and General Electric Company
                (Confidential treatment has been granted with respect to
                certain portions of this exhibit.)(7)
10.17       --  Agreement dated as of December 29, 1995 among Wirekraft
                Industries, Inc. and General Electric Company (Confidential
                treatment has been granted with respect to certain portions of this exhibit.)(8)
10.18       --  Viasystems Group, Inc. 1999 Key Management Incentive
                Compensation Plan(10)
10.19       --  Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Sweden
                AB(13)
10.20       --  Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Tyneside
                Limited(13)
10.21       --  Supply Agreement, dated as of March 29, 2000, by and between
                International Wire Group, Inc. and Wirekraft Industries,
                Inc.(13)
10.22       --  Termination and Release Agreement, dated as of March 29,
                2000, by and among Viasystems Group, Inc., Viasystems, Inc.,
                Viasystems Technologies Corp., Viasystems Canada, Inc.
                (f/k/a Circo Craft Co. Inc.), PCB Investments Limited,
                Viasystems International, Inc., Viasystems Group Limited
                (f/k/a PCB Acquisition Limited), Chips Acquisition Limited,
                and Hicks, Muse & Co. Partners, L.P.(12)

---------------

 (1) Incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1. (File No. 333-29727).

 (2) Incorporated by reference to Amendment No. 1 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (3) Incorporated by reference to Amendment No. 2 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (4) Incorporated by reference to Viasystems, Inc.'s 1997 Annual Report on Form 10-K.

 (5) Incorporated by reference to Viasystems, Inc.'s 1998 Annual Report on Form 10-K.

 (6) Incorporated by reference to the Form 8-K/A of Viasystems, Inc. filed on October 15, 1999.

 (7) Incorporated by reference to the Registration Statement of International Wire Group, Inc. on Form S-1 (File No. 333-93970).

 (8) Incorporated by reference to International Wire Group, Inc.'s 1995 Annual Report on Form 10-K.

 (9) Incorporated by reference to Amendment No. 1 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(10) Incorporated by reference to Amendment No. 2 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(11) Incorporated by reference to Amendment No. 3 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(12) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(13) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).

(14) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 3, 2001.

(15) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on July 30, 2001.

(16) Incorporated by reference to Viasystems Group, Inc.'s 2001 Annual Report on Form 10-K.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIASYSTEMS, INC.

                                          By     /s/ JOSEPH S. CATANZARO
                                            ------------------------------------
                                                    Joseph S. Catanzaro
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: March 29, 2002

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

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----




                 /s/ THOMAS O. HICKS                     Chairman of the Board of         March 29, 2002
-----------------------------------------------------      Directors
                   Thomas O. Hicks




                /s/ DAVID M. SINDELAR                    Chief Executive Officer and      March 29, 2002
-----------------------------------------------------      Director
                  David M. Sindelar




                /s/ TIMOTHY L. CONLON                    President, Chief Operating       March 29, 2002
-----------------------------------------------------      Officer and Director
                  Timothy L. Conlon




               /s/ JOSEPH S. CATANZARO                   Senior Vice President & Chief    March 29, 2002
-----------------------------------------------------      Financial Officer
                 Joseph S. Catanzaro




                  /s/ JACK D. FURST                      Director                         March 29, 2002
-----------------------------------------------------
                    Jack D. Furst




                /s/ RICHARD W. VIESER                    Director                         March 29, 2002
-----------------------------------------------------
                  Richard W. Vieser




                /s/ KENNETH F. YONTZ                     Director                         March 29, 2002
-----------------------------------------------------
                  Kenneth F. Yontz

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Securities Purchase Agreement, dated as of October 1, 1996, among Viasystems Group, Inc. (formerly known as Circo Craft
                Holding Company) and certain Purchasers (as defined
                therein)(1)
 2.2        --  Acquisition Agreement, dated as of November 26, 1996, among
                Lucent Technologies Inc., Viasystems Group, Inc. (formerly known as Circo Technologies Group, Inc.) and Viasystems,
                Inc. (formerly known as Circo Craft Technologies, Inc.)(1)
 2.3        --  Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition, L.P.,
                HMTF U.K. Acquisition Company, Hicks, Muse, Tate & Furst
                Equity Fund III and HM3 Coinvestors, L.P.(1)
 2.4        --  Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                Inc.(1)
 2.5        --  Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition, Inc.(1)
 2.6        --  Acquisition Agreement, dated as of January 29, 1998, among
                Viasystems B.V. and Print Service Holding N.V.(4)
 2.7        --  Sale and Purchase Agreement, dated as of February 11, 1998, between Viasystems, S.r.l., as purchaser, European Circuits
                SA and individuals named therein, as sellers(4)
 2.8        --  Share Purchase Agreement, dated August 1, 1999, among
                Termbray Electronics (B.V.I.) Limited, Termbray Industries
                International (Holdings) Limited, Viasystems, Inc. and
                Viasystems Group, Inc.(6)
 2.9        --  Stock Purchase Agreement, dated March 23, 2000, by and among
                International Wire Group, Inc., Wirekraft Industries, Inc.
                and Viasystems International, Inc.(13)
 3.1        --  Amended and Restated Certificate of Incorporation of
                Viasystems Group, Inc.(12)
 3.2        --  Amended and Restated Bylaws of Viasystems Group, Inc.(12)
 4.1        --  Credit Agreement, dated as of March 29, 2000, among
                Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
                U.S. Borrower, Viasystems Canada, Inc. and Print Service
                Holding N.V., as Foreign Subsidiary Borrowers, The Several
                Banks and other Financial Institutions parties thereto, The
                Chase Manhattan Bank of Canada, as Canadian Administrative
                Agent, Chase Manhattan Bank International Limited, as
                Multicurrency Administrative Agent, and The Chase Manhattan
                Bank, as Administrative Agent, Bank of America, N.A. as
                Syndication Agent, Bankers Trust Company, as Syndication
                Agent, and Chase Securities Inc., as Sole Book Manager and
                Sole Lead Arranger.(12)
 4.2        --  Indenture, dated as of June 6, 1997, by and between
                Viasystems, Inc. and The Bank of New York, as Trustee(1)
 4.3        --  Form of New Note (included in Exhibit 4.2, Exhibit B)
 4.4        --  Indenture, dated as of February 17, 1998, by and between
                Viasystems, Inc. and The Bank of New York, as Trustee(4)
 4.5        --  Form of Exchange Note (included in Exhibit 4.4, Exhibit B)
 4.6        --  First Amendment, dated April 23, 2001, to the Credit
                Agreement, Dated as of March 29, 2000, among Viasystems
                Group, Inc., as Guarantor, Viasystems, Inc., as U.S.
                Borrower, Viasystems Canada, Inc. and Print Service Holding
                N.V., as Foreign Subsidiary Borrowers, The Several Banks and
                other Financial Institutions parties thereto, The Chase
                Manhattan Bank of Canada, as Canadian Administrative Agent,
                Chase Manhattan Bank International Limited, as Multicurrency
                Administrative Agent, and The Chase Manhattan Bank, as
                Administrative Agent, Bank of America, N.A. as Syndication
                Agent, Bankers Trust Company, as Syndication Agent, and
                Chase Securities Inc., as Sole Book Manager and Sole Lead
                Arranger.(14)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 4.7        --  Second Amendment, dated as of June 28, 2001, to the Credit
                Agreement, dated as of March 29, 2000, as amended by the
                First Amendment dated as of April 23, 2001, among Viasystems
                Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems
                Canada, Inc. And Print Service Holding N.V., as Foreign
                Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of
                Canada, as Canadian Administrative Agent, Chase Manhattan
                Bank International Limited, as Multicurrency Administrative
                Agent, and The Chase Manhattan Bank, as Administrative
                Agent.(15)
 4.8        --  Form of Warrant Certificate dated as of July 19, 2001, issued in the denominations and to the investors listed on
                Annex A thereto.(15)
 4.9        --  Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on
                Annex A thereto.(15)
 4.10       --  Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc. and the investors named
                herein. (15)
 4.11       --  Third Amendment, dated as of March 29, 2002, to the Credit
                Agreement, dated as of March 29, 2000, as amended by the
                First Amendment dated as of April 23, 2001, and the Second
                Amendment dated as of June 28, 2001, among Viasystems Group,
                Inc., Viasystems, Inc. as U.S. Borrower, Viasystems Canada,
                Inc. and Print Service Holding N.V., as Foreign Subsidiary
                Borrowers, the several banks and other financial
                institutions parties thereto, The Chase Manhattan Bank of
                Canada, as Canadian Administrative Agent, Chase Manhattan
                Bank International Limited, as Multicurrency Administrative
                Agent, and The Chase Manhattan Bank, as Administrative
                Agent.(16)
10.1        --  Supply Agreement dated as of November 26, 1996, by and between Lucent Technologies Inc. and Circo Craft
                Technologies, Inc. (confidential treatment was granted with respect to certain portions of this exhibit)(3)
10.2        --  Amended and Restated Viasystems Group, Inc. 1997 Stock
                Option Plan(1)
10.3        --  Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and James
                N. Mills(11)
10.4        --  Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and David
                M. Sindelar(11)
10.5        --  Viasystems Group, Inc. Stock Option Agreement, dated as of
                February 4, 1997, with Richard W. Vieser(2)
10.6        --  Viasystems Group, Inc. Stock Option Agreement, dated as of
                February 4, 1997, with Kenneth F. Yontz(2)
10.7        --  Third Amended and Restated Monitoring and Oversight
                Agreement, dated as of June 6, 1997, among Viasystems Group,
                Inc., Viasystems, Inc., Viasystems Technologies Corp., Circo
                Craft Co. Inc., Viasystems International, Inc., PCB
                Acquisition Limited, PCB Investments PLC, Chips Acquisition
                Limited and Hicks, Muse & Co. Partners, L.P.(2)
10.8        --  Third Amended and Restated Financial Advisory Agreement
                dated as of June 6, 1997, among Viasystems Group, Inc.,
                Viasystems, Inc., Viasystems Technologies Corp., Circo Craft
                Co. Inc., Viasystems International, Inc., PCB Acquisition
                Limited, PCB Investments PLC, Chips Acquisition Limited and
                Hicks, Muse & Co. Partners, L.P.(2)
10.9        --  Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
                Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
                and James N. Mills(9)
10.10       --  Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
                Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
                and David M. Sindelar(9)
10.11       --  Agreement, dated as of December 30, 1996, between
                Viasystems, Inc. (formerly known as Circo Craft
                Technologies, Inc.) and the Communication Workers of
                America(2)
10.12       --  Environmental, Health and Safety Agreement, dated as of
                November 26, 1996, between Lucent Technologies and
                Viasystems, Inc. (formerly known as Circo Craft
                Technologies, Inc.)(1)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.13       --  Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
                Inc., Viasystems, Inc. and Viasystems Technologies Corp. LLC
                and Timothy L. Conlon(9)
10.14       --  Amended and Restated Stockholders Agreement, dated as of
                June 6, 1997,among Viasystems Group, Inc. and certain
                stockholders of Viasystems Group, Inc.(10)
10.15       --  First Amendment to Amended and Restated Stockholders
                Agreement, dated as of November 4, 1998, among Viasystems
                Group, Inc. and certain stockholders of Viasystems Group,
                Inc.(10)
10.16       --  Parts Sourcing Contract, dated as of December 2, 1994, among
                Wirekraft Industries, Inc. and General Electric Company
                (Confidential treatment has been granted with respect to
                certain portions of this exhibit.)(7)
10.17       --  Agreement dated as of December 29, 1995 among Wirekraft
                Industries, Inc. and General Electric Company (Confidential
                treatment has been granted with respect to certain portions of this exhibit.)(8)
10.18       --  Viasystems Group, Inc. 1999 Key Management Incentive
                Compensation Plan(11)
10.19       --  Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Sweden
                AB(13)
10.20       --  Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Tyneside
                Limited(13)
10.21       --  Supply Agreement, dated as of March 29, 2000, by and between
                International Wire Group, Inc. and Wirekraft Industries,
                Inc.(13)
10.22       --  Termination and Release Agreement, dated as of March 29,
                2000, by and among Viasystems Group, Inc., Viasystems, Inc.,
                Viasystems Technologies Corp., Viasystems Canada, Inc.
                (f/k/a Circo Craft Co. Inc.), PCB Investments Limited,
                Viasystems International, Inc., Viasystems Group Limited
                (f/k/a PCB Acquisition Limited), Chips Acquisition Limited,
                and Hicks, Muse & Co. Partners, L.P.(12)

---------------

 (1) Incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1. (File No. 333-29727).

 (2) Incorporated by reference to Amendment No. 1 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (3) Incorporated by reference to Amendment No. 2 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (4) Incorporated by reference to Viasystems, Inc.'s 1997 Annual Report on Form 10-K.

 (5) Incorporated by reference to Viasystems, Inc.'s 1998 Annual Report on Form 10-K.

 (6) Incorporated by reference to the Form 8-K/A of Viasystems, Inc. filed on October 15, 1999.

 (7) Incorporated by reference to the Registration Statement of International Wire Group, Inc. on Form S-1 (File No. 333-93970).

 (8) Incorporated by reference to International Wire Group, Inc.'s 1995 Annual Report on Form 10-K.

 (9) Incorporated by reference to Amendment No. 1 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(10) Incorporated by reference to Amendment No. 2 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(11) Incorporated by reference to Amendment No. 3 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(12) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(13) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).

(14) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 3, 2001.

(15) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on July 30, 2001.

(16) Incorporated by reference to Viasystems Group, Inc.'s 2001 Annual Report on Form 10-K.