Form 10-K/A
period 2001-12-31
VIASYSTEMS INC
filed 2002-04-02
CIK 1041380

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The section entitled "Recent Events" of Item 7 of Part II of the Registrant's Form 10-K for the year ended December 31, 2001 is hereby amended as follows to correct an error in the reference to the principal amount of Viasystems, Inc's 9 3/4 senior subordinated notes acquired in open market purchases by affiliates of Hicks, Muse, Tate & Furst Incorporated:

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

     Below is a table summarizing restructuring and impairment activity for the year ended December 31, 2001 ($ in 000's):

                                                                                                                    CUMULATIVE
                                                   THREE MONTHS ENDED                                                DRAWDOWNS
                                   ---------------------------------------------------                          -------------------
                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,                            CASH     NON-CASH
                                     2001        2001         2001            2001       REVERSALS    TOTAL     PAYMENTS   CHARGES
                                   ---------   --------   -------------   ------------   ---------   --------   --------   --------
Restructuring Activities:
  Personnel and severance........   $11,755    $ 20,238      $ 6,505        $  5,524      $  (170)   $ 43,852   $36,282    $     --
  Lease and other contractual
    Commitments..................        78       7,864        9,623           1,228       (5,836)     12,957     5,614          --
  Other..........................       174       2,379          103             309           --       2,965     2,810          --
  Asset Impairments:
      Held for disposal..........        --      75,043        5,454           2,210           --      82,707        --      82,707
      Held for use...............        --          --           --         133,252           --     133,252        --     133,252
      Other......................        --          --           --           5,641           --       5,641        --       5,641
                                    -------    --------      -------        --------      -------    --------   -------    --------
Total restructuring and
  impairment charges.............   $12,007    $105,524      $21,685        $148,164      $(6,006)   $281,374   $44,706    $221,600
                                    =======    ========      =======        ========      =======    ========   =======    ========


                                    BALANCE AT
                                   DECEMBER 31,
                                       2001
                                   ------------
Restructuring Activities:
  Personnel and severance........    $ 7,570
  Lease and other contractual
    Commitments..................      7,343
  Other..........................        155
  Asset Impairments:
      Held for disposal..........         --
      Held for use...............         --
      Other......................         --
                                     -------
Total restructuring and
  impairment charges.............    $15,068
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

RECENT EVENTS

     As of March 27, 2002, HMTF has increased its investment in Viasystems through open market purchases of $232.1 million of Viasystems' 9 3/4 senior subordinated notes and $51.3 million of Viasystems' senior secured bank debt. These purchases were made at a discount to the face amount.

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

                                         VIASYSTEMS, INC.

                                         By     /s/ JOSEPH S. CATANZARO
                                          --------------------------------------
                                                   Joseph S. Catanzaro
                                                  Senior Vice President
                                               and Chief Financial Officer

Date: April 2, 2002