Form 10-Q
period 2002-03-31
VIASYSTEMS INC
filed 2002-05-15
CIK 1041380

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding at
                    Class                        May 14, 2002
           ------------------------             --------------
              Viasystems, Inc.
               Common Stock,
           par value $.01 per share              1,000 shares


================================================================================

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002.................   2
      Condensed Consolidated Statements of Operations for the three months ended
          March 31, 2001 and 2002......................................................................   3
      Condensed Consolidated Statements of Cash Flows for the three months ended
          March 31, 2001 and 2002......................................................................   4
      Notes to Condensed Consolidated Financial Statements.............................................   5

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.......   9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................  13

PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.............................................................  14

Item 6.    Exhibits and Reports on Form 8-K............................................................  14

SIGNATURES.............................................................................................  15

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     December 31,         March 31,
                                                                         2001               2002
                                                                     -------------      -------------
                                                                                         (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents....................................   $      34,202      $      70,063
     Accounts receivable, net.....................................         157,443            177,983
     Inventories..................................................         113,589            105,621
     Prepaid expenses and other...................................          37,036             36,664
                                                                     -------------      -------------
        Total current assets......................................         342,270            390,331
Property, plant and equipment, net................................         353,651            342,472
Intangibles and other assets, net.................................         292,124            285,204
                                                                     -------------      -------------
        Total assets..............................................   $     988,045      $   1,018,007
                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations (includes $0 and
       $368,243 held by related parties, respectively)............   $       3,215      $   1,094,637
     Accounts payable.............................................         125,897            125,110
     Accrued and other liabilities................................          90,502             90,515
     Income taxes payable.........................................             602              3,679
                                                                     -------------      -------------
        Total current liabilities.................................         220,216          1,313,941
Long-term obligations, less current maturities (includes $242,900
  and $0 held by related parties, respectively)...................       1,037,704             10,141
Other non-current liabilities.....................................          40,449             38,042
Stockholders' equity:
     Common stock.................................................              --                 --
     Paid-in capital..............................................       1,634,512          1,634,512
     Accumulated deficit..........................................      (1,901,957)        (1,934,742)
     Accumulated other comprehensive loss.........................         (42,879)           (43,887)
                                                                     -------------      -------------
        Total stockholders' equity................................        (310,324)          (344,117)
                                                                     -------------      -------------
        Total liabilities and stockholders' equity................   $     988,045      $   1,018,007
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                   --------------------------------
                                                        2001               2002
                                                   -------------      -------------
Net sales.......................................   $     389,191      $     224,711
Operating expenses:
     Cost of goods sold.........................         310,448            183,751
     Selling, general and administrative........          28,501             23,249
     Depreciation ..............................          22,262             17,954
     Amortization...............................          11,467              6,722
     Restructuring charge.......................          12,007                 --
                                                   -------------      -------------
Operating income (loss).........................           4,506             (6,965)
Other expenses:
     Interest expense, net......................          22,048             24,640
     Amortization of deferred financing costs...             836              1,110
     Other expense, net.........................             358                 70
                                                   -------------      -------------
Loss before income tax benefit..................         (18,736)           (32,785)
Benefit for income taxes........................              --                 --
                                                   -------------      -------------
Net loss........................................   $     (18,736)     $     (32,785)
                                                   =============      =============



     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           -----------------------------
                                                                                2001              2002
                                                                           -----------         ---------
Cash flows from operating activities:
   Net loss............................................................    $   (18,736)        $ (32,785)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization....................................         33,729            24,676
      Amortization of deferred financing costs.........................            836             1,111
      Joint venture income.............................................           (544)             (238)
      Paid-in-kind interest and amortization of discount
        on Senior Unsecured Notes......................................             --             5,347
      Paid-in-kind notes for interest on notes due from affiliates.....         (3,079)               --
      Deferred taxes...................................................             --              (205)
      Change in assets and liabilities, net of acquisitions:
          Accounts receivable..........................................         31,221           (21,374)
          Inventories..................................................         14,066             7,793
          Prepaid expenses and other...................................          4,700             1,499
          Accounts payable and accrued and other liabilities...........        (51,351)            1,013
          Income taxes payable.........................................         (1,932)           (1,166)
                                                                           -----------         ---------
               Net cash provided by (used in) operating activities.....          8,910           (14,329)
Cash flows from investing activities:
   Capital expenditures................................................        (33,399)           (7,201)
                                                                           -----------         ---------
               Net cash used in investing activities...................        (33,399)           (7,201)
Cash flows from financing activities:
   Repayment of amounts due under the chips loan notes.................       (285,312)               --
   Borrowings under the credit agreement term loans....................        288,750                --
   Repayments under the credit agreement term loans....................             --              (500)
   Net borrowings (repayments) on revolvers............................         38,000            60,000
   Net repayments of other long-term obligations.......................         (4,076)             (876)
   Financing fees and other............................................             --              (834)
                                                                           -----------         ---------
               Net cash provided by financing activities...............         37,362            57,790
Effect of exchange rate changes on cash and cash equivalents...........         (1,488)             (399)
                                                                           -----------         ---------
Net change in cash and cash equivalents................................         11,385            35,861
Cash and cash equivalents - beginning of the period....................         45,676            34,202
                                                                           -----------         ---------
Cash and cash equivalents - end of the period..........................    $    57,061         $  70,063
                                                                           ===========         =========

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems, Inc. ("Viasystems") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Viasystems, together with its subsidiaries, is herein referred to as the "Company." The results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.

2. RESTRUCTURING

     During the quarter ended March 31, 2002, the Company recorded a restructuring charge of $1,669, primarily related to workforce reductions at its Italian metal fabrication and assembly facility. The workforce reduction impacted a total of 82 employees all of which were regular, non-union employees. Seven of these employees were terminated by March 31, 2002, with an additional 31 employees to be terminated by the end of 2002 and the remainder to be terminated in 2003.

     Additionally, during the quarter ended March 31, 2002, the Company reversed $1,669 of excess restructuring accruals, primarily related to the closure of its Puerto Rico PCB fabrication facility.

     Below is a table summarizing restructuring activity for the quarter ended March 31, 2002:

                                                     Three Months Ended
                                                       March 31, 2002
                                              ------------------------------------
                                  Balance at                                         Balance at
                                 December 31,                              Cash       March 31,
                                     2001      Charges    Reversals      Payments       2002
                                 ------------ ---------   ---------     ----------   ----------
Restructuring Activities:
 Personnel and severance.....    $    7,570   $   1,129   $      --     $   (1,761)  $    6,938
 Lease and other contractual
   commitments...............         7,343         540      (1,669)          (907)       5,307
 Other.......................           155          --          --            (57)          98
                                 ----------   ---------   ---------     ----------   ----------
Total restructuring charges..    $   15,068   $   1,669   $  (1,669)    $   (2,725)  $   12,343
                                 ==========   =========   =========     ==========   ==========

    The restructuring and impairment charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are executed.

3. INVENTORIES

     The composition of inventories at March 31, 2002, is as follows:

Raw materials..............................................   $  55,106
Work in process............................................      27,832
Finished goods.............................................      22,683
                                                              ---------
   Total...................................................   $ 105,621
                                                              =========

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", and as a result, ceased amortizing goodwill and other indefinite lived intangible assets.

     Had the implementation of SFAS 142 occurred at January 1, 2001 net loss for the quarter ended March 31, 2001 would have been $(14,006).

5. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at March 31, 2002, is as follows:

Credit Agreement:
    Term facilities...................................................   $  437,250
    Revolvers.........................................................       70,600
Senior Subordinated Notes due 2007....................................      400,000
Series B Senior Subordinated Notes due 2007...........................      100,000
Series B Senior Subordinated Notes Due 2007, Premium..................        2,928
Senior Unsecured Notes, including paid-in-kind interest of $10,012....      110,012
Senior Unsecured Notes, discount......................................      (25,138)
Other and capital lease obligations...................................        9,126
                                                                         ----------
                                                                          1,104,778
Less: current maturities and amounts subject to acceleration..........    1,094,637
                                                                         ----------
                                                                         $   10,141
                                                                         ==========

     As a result of the dramatic downturn in telecom component demand during 2001 and the Company's highly leveraged capital structure, the Company failed to satisfy certain financial maintenance covenants contained in its senior secured credit facility on March 31, 2002. In anticipation of this circumstance, the Company entered into an amendment to its credit agreement on March 29, 2002. The amendment provides that the Company's credit facility lenders will refrain from exercising any rights or remedies in respect of the Company's failure to comply prior to May 29, 2002. Under the terms of the amendment, the Company's revolving borrowings under the senior secured credit facility are limited to $100 million, unless its consolidated net sales for the preceding eight week period exceed specified thresholds, in which case its revolving loan availability is increased to $150 million. The amendment further increases the interest rates payable on these borrowings by .25% per annum, imposes additional financial and operating restrictions and provides for the grant of certain additional liens to secure these borrowings. On April 1, 2002, a fee of approximately $1.5 million was paid to the Company's credit facility lenders in connection with the amendment.

     In light of these developments, the Company has retained Rothschild Inc. to assist the Company in evaluating several recapitalization alternatives in an effort to reduce debt and strengthen our balance sheet.

     These expectations, however, assume that the forbearance under the recent amendment to the Company's credit agreement will be extended in order to permit the Company to implement a restructuring or other plan. As there are currently no arrangements in place to extend the forbearance period and the existing forbearance period is for less than one year, the Company has reclassified approximately $1.0 billion of indebtedness to current liabilities at March 31, 2002. In the event that the Company is unable to enter into satisfactory arrangements with the lenders under its senior secured credit facility to extend such forbearance beyond May 29, 2002, this indebtedness could become due and payable shortly thereafter. This indebtedness consists of term loans of $437.3 million and revolving loans of $70.6 million under the senior secured credit facility, $84.9 million (net of $25.1 million of unamortized discount) of senior unsecured notes, and $500 million principal amount of senior subordinated notes. Although there is no current default under the senior unsecured notes or the senior subordinated notes, a default would arise under these debt obligations in the event of an acceleration of the maturity of the senior secured credit facility indebtedness. In such event, the Company would not have sufficient liquidity to repay such indebtedness and the Company would not expect to be able to refinance such indebtedness. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond its control.

     As of March 31, 2002, the Company had $70.1 million of cash and cash equivalents and had revolver availability under the senior secured credit facility of $17.8 million.

6. BUSINESS SEGMENT INFORMATION

     The Company operates in one segment--a worldwide independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

    Pertinent financial data by major geographic segments is as follows:

                                                                  Operating
NORTH AMERICA:                                     Net Sales     Income/(Loss)
                                                  ----------     -------------
   Three months ended March 31, 2001.............  $216,965          $(17,435)
   Three months ended March 31, 2002.............   129,515            (1,239)

EUROPE:
   Three months ended March 31, 2001.............  $101,761          $ 11,556
   Three months ended March 31, 2002.............    35,620            (5,964)

ASIA:
   Three months ended March 31, 2001.............  $ 73,964          $ 10,385
   Three months ended March 31, 2002.............    70,333               238

ELIMINATIONS:
   Three months ended March 31, 2001.............  $ (3,499)         $     --
   Three months ended March 31, 2002.............   (10,757)               --

TOTAL:
   Three months ended March 31, 2001.............  $389,191          $  4,506
   Three months ended March 31, 2002.............   224,711            (6,965)

7. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    2001           2002
                                                                 ----------      ---------
Net loss.....................................................    $  (18,736)     $ (32,785)
Gain on derivative instruments designated and qualifying as
   foreign currency cash flow hedging instruments............           988             --
Foreign currency translation adjustments.....................       (12,976)        (1,008)
                                                                 ----------      ---------

    Comprehensive Loss.......................................    $  (30,724)     $ (33,793)
                                                                 ==========      =========

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

     Net sales for the three months ended March 31, 2002 were $224.7 million, representing a $164.5 million, or 42.3% decrease, from the same period in 2001. The decrease was primarily a result of continued weakness in sales to North American and European telecommunication and networking customers.

     Cost of goods sold for the three months ended March 31, 2002 was $183.8 million, or 81.8% of sales, compared to $310.4 million, or 79.8% of sales, for the three months ended March 31, 2001. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of electronics manufacturing services, or EMS, sales in 2002, which generally have lower margins than printed circuit board, or PCB, sales, and lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the three months ended March 31, 2002 of $23.3 million decreased by $5.2 million versus the comparable period in 2001. These costs decreased primarily due to cost reduction and restructuring activities implemented during 2001.

     During the quarter ended March 31, 2002 we recorded a restructuring charge of $1,669, primarily related to workforce reductions at our Italian metal fabrication and assembly facility. The workforce reduction impacted a total of 82 employees all of which were regular, non-union employees. Seven of these employees were terminated by March 31, 2002, with an additional 31 employees to be terminated by the end of 2002 and the remainder to be terminated in 2003.

     Additionally, during the quarter ended March 31, 2002, we reversed $1,669 of excess restructuring accruals, primarily related to the closure of our Puerto Rico PCB fabrication facility.

     The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plans are executed.

     Depreciation and amortization decreased $9.0 million, from $33.7 million for the quarter ended March 31, 2001, to $24.7 million for the same period of 2002, primarily due to the implementation of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", whereby, effective January 1, 2002, goodwill and indefinite lived intangibles are no longer amortized and due to the fixed assets disposed of in connection with the 2001 restructuring and impairment activity.

     Other expense increased $2.6 million, from $23.2 million for the quarter ended March 31, 2001, to $25.8 million for the same period of 2002, primarily due to increased interest expense related to the Senior Unsecured Notes, partially offset by lower market benchmark interest rates compared to the first quarter of 2001.

CASH FLOWS

     Net cash used in operating activities was $14.3 million for the quarter ended March 31, 2002 compared to net cash provided by operating activities of $8.9 million for the same period in 2001. The decrease in operating cash relates to timing of collection of receipts from certain major customers, partially offset by reduced investments in inventories and timing of payments to vendors.

     Net cash used in investing activities was $7.2 million for the quarter ended March 31, 2002, compared to $33.4 million for the quarter ended March 31, 2001. The net cash used in investing activities for the quarter ended March 31, 2001, and 2002 related to capital expenditures.

     Net cash provided by financing activities was $57.8 million for the quarter ended March 31, 2002 compared to $37.4 million for the same period in 2001. The net cash provided by financing activities for the quarter ended March 31, 2002 related principally to borrowings of revolving loans under our senior credit facility. The net cash provided by financing activities for the quarter ended March 31, 2001 related principally to borrowings of revolving and term loans under our senior credit facility, partially offset by payments made for the chips loan notes.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the dramatic downturn in telecom component demand during 2001 and our highly leveraged capital structure, we failed to satisfy certain financial maintenance covenants contained in our senior secured credit facility on March 31, 2002. In anticipation of this circumstance, we entered into an amendment to our credit agreement on March 29, 2002. The amendment provides that our credit facility lenders will refrain from exercising any rights or remedies in respect of our failure to comply prior to May 29, 2002. Under the terms of the amendment, our revolving borrowings under the senior secured credit facility are limited to $100 million, unless our consolidated net sales for the preceding eight week period exceed specified thresholds, in which case our revolving loan availability is increased to $150 million. The amendment further increases the interest rates payable on these borrowings by .25% per annum, imposes additional financial and operating restrictions and provides for the grant of certain additional liens to secure these borrowings. A fee of approximately $1.5 million was paid to our credit facility lenders in connection with the amendment.

     In light of these developments, we have retained Rothschild Inc. to assist us in evaluating several recapitalization alternatives in an effort to reduce debt and strengthen our balance sheet.

     As of March 31, 2002, we had $70.1 million of cash and cash equivalents and we had revolver availability under the senior secured credit facility of $17.8 million.

     We anticipate that our primary uses of cash for the next twelve months will be:

     o    to meet working capital requirements;

     o for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product and process technology development; and

     o to pay interest on, and to repay principal of, indebtedness under our senior secured credit facility, our senior subordinated notes and our other outstanding indebtedness.

     We expect that our primary sources of cash will be cash on hand, cash from operating activities and revolving borrowings under our senior secured credit facility. We anticipate that these sources of cash will be sufficient to meet our requirements for working capital, capital expenditures, and debt service over the next 12 months. These expectations, however, assume that the forbearance under the recent amendment to our credit agreement will be extended in order to permit us to implement a restructuring or other plan. As there are currently no arrangements in place to extend the forbearance period and the existing forbearance period is for less than one year, we have reclassified approximately $1.0 billion of indebtedness to current liabilities at March 31, 2002. In the event that we are unable to enter into satisfactory arrangements with the lenders under our senior secured credit facility to extend such forbearance beyond May 29, 2002, this indebtedness could become due and payable shortly thereafter. This indebtedness consists of term loans of $437.3 million and revolving loans of $70.6 million under the senior secured credit facility, $84.9 million (net of $25.1 million of unamortized discount) of senior unsecured notes, and $500 million principal amount of senior subordinated notes. Although there is no current default under the senior unsecured notes or the senior subordinated notes, a default would arise under these debt obligations in the event of an acceleration of the maturity of the senior secured credit facility indebtedness. In such event, we would not have sufficient liquidity to repay such indebtedness and we would not expect to be able to refinance such indebtedness. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

     Borrowings under our senior secured credit facility bear interest at floating rates which vary according to the interest option we select. Base rate term loans bear interest at the then effective base rate plus an applicable margin ranging from 2.50% to 3.00%. Eurocurrency term loans bear interest at the then effective eurocurrency base rate plus an applicable margin ranging from 3.50% to 4.00%. Revolving credit loans bear interest, at our option, at the then effective base rate plus 2.5% or the then effective eurocurrency base rate plus 3.50%. Our senior subordinated notes bear interest, payable semiannually, at the rate of 9 3/4% per annum.

RECENT EVENTS

     As of March 31, 2002, Hicks, Muse, Tate & Furst Incorporated has increased its investment in Viasystems through open market purchases of $232.1 million of Viasystems' 9 3/4 senior subordinated notes and $51.3 million of Viasystems' senior secured bank debt. These purchases were made at a discount to the face amount.

CONVERSION TO THE EURO

     On January 1, 1999, eleven participating countries of the European Union converted to the Euro as their common national currency. The previous national currencies of these countries will still be accepted as legal tender until at least January 1, 2002. Upon conversion to the Euro we did not experience any disruption or material impact on our results of operations, financial condition or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At March 31, 2002, approximately $507.9 million of our long-term debt, specifically borrowings outstanding under Viasystems' senior credit facility bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the quarter ended March 31, 2002, would have increased by approximately $2.5 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The information required by this item is incorporated by reference to the information in the section entitled "Liquidity and Capital Resources" in
     Item 2 of Part I of this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1 Certificate of Incorporation of Viasystems, Inc. (incorporated by reference to exhibit 3.1 to the Registration Statement of Viasystems, Inc. on Form S-1, Registration No. 333-29727 filed on June 20, 1997).

          3.2 Bylaws of Viasystems, Inc. (incorporated by reference to exhibit 3.2 to the Registration Statement of Viasystems, Inc. on Form S-1, Registration No. 333-29727 filed on June 20, 1997).

          4.11 Third Amendment, dated March 29, 2002, to the Credit Agreement, dated as of March 29, 2000, as amended by the First Amendment dated as of April 23, 2001, and the Second Amendment dated as of June 28, 2001, among Viasystems Group, Inc., as Guarantor, Viasystems, Inc., as U.S. Borrower, Viasystems Canada, Inc. and Print Service Holding N.V., as Foreign Subsidiary Borrowers, the several banks and other Financial Institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Chase Manhattan Bank International Limited, as Multicurrency Administrative Agent, and The Chase Manhattan Bank, as Administrative Agent. (incorporated by reference to exhibit
                    4.11 to Viasystems Group, Inc.'s 2001 Annual Report on Form 10-K filed on April 1, 2002).

          10.23 Agreement, dated as of February 4, 2002, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, Viasystems Milwaukee, Inc., Viasystems International, Inc., Wire Harness LLC, Viasystems Milford LLC, Viasystems San Jose, Inc., Viasystems Portland, Inc., and James N. Mills (incorporated by reference to exhibit 10.23 to Amendment No. 2 to Viasystems Group, Inc.'s 2001 Annual Report on Form 10-K filed on April 29, 2002).


     (b) Reports on Form 8-K

          Filed March 28, 2002, Reporting Item 5. We announced that Hicks, Muse, Tate & Furst Incorporated increased its investment in Viasystems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       VIASYSTEMS, INC.

Dated:  May 15, 2002                   By:    /s/ David M. Sindelar
                                              ---------------------------
                                       Name:  David M. Sindelar
                                       Title: Chief Executive Officer


                                       By:    /s/ Joseph S. Catanzaro
                                              ---------------------------
                                       Name:  Joseph S. Catanzaro
                                       Title: Senior Vice President and
                                              Chief Financial Officer