Form 10-Q
period 2002-06-30
VIASYSTEMS INC
filed 2002-08-14
CIK 1041380

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2002
                              --------------------------------------------------

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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
                        Class                      August 14, 2002
               --------------------------        ------------------

                  Viasystems, Inc.
                   Common Stock,
               par value $.01 per share             1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                   PAGE
                                                                                                   ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002..............   2
      Condensed Consolidated Statements of Operations for the three and six months ended
          June 30, 2001 and 2002...................................................................   3
      Condensed Consolidated Statements of Cash Flows for the three and six months ended
          June 30, 2001 and 2002...................................................................   4
      Notes to Condensed Consolidated Financial Statements.........................................   5

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition...  12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................  18

PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.........................................................  19

Item 6.    Exhibits and Reports on Form 8-K........................................................  19

SIGNATURES.........................................................................................  21

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         December 31,      June 30,
                                                                             2001            2002
                                                                         ------------    ------------
                                                                                         (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents .......................................   $     34,202    $     85,153
     Accounts receivable, net ........................................        157,443         173,918
     Inventories .....................................................        113,589         106,862
     Prepaid expenses and other ......................................         37,036          40,694
                                                                         ------------    ------------
        Total current assets .........................................        342,270         406,627
Property, plant and equipment, net ...................................        353,651         336,267
Intangibles and other assets, net ....................................        292,124         275,018
                                                                         ------------    ------------
        Total assets .................................................   $    988,045    $  1,017,912
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations and amounts
       subject to acceleration (includes $0 and $368,243 held by
       related parties, respectively) ................................   $      3,215    $  1,100,660
     Accounts payable ................................................        125,897         130,158
     Accrued and other liabilities ...................................         90,502         106,559
     Income taxes payable ............................................            602           2,463
                                                                         ------------    ------------
        Total current liabilities ....................................        220,216       1,339,840
Long-term obligations, less current maturities (includes $242,900
  And $0 held by related parties, respectively) ......................      1,037,704           9,759
Other non-current liabilities ........................................         40,449          39,778
Stockholders' equity:
     Common stock ....................................................             --              --
     Paid-in capital .................................................      1,634,512       1,634,512
     Accumulated deficit .............................................     (1,901,957)     (1,975,217)
     Accumulated other comprehensive loss ............................        (42,879)        (30,760)
                                                                         ------------    ------------
        Total stockholders' equity ...................................       (310,324)       (371,465)
                                                                         ------------    ------------
        Total liabilities and stockholders' equity ...................   $    988,045    $  1,017,912
                                                                         ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                     ----------------------------    ----------------------------
                                                         2001            2002            2001            2002
                                                     ------------    ------------    ------------    ------------

Net sales ........................................   $    309,149    $    231,593    $    698,340    $    456,304
Operating expenses:
     Cost of goods sold ..........................        305,716         189,954         616,164         373,705
     Selling, general and administrative .........         23,298          22,604          51,799          45,853
     Depreciation ................................         21,915          18,384          44,177          36,338
     Amortization ................................         11,726           6,590          23,193          13,312
     Reorganization expenses .....................             --           4,590              --           4,590
     Restructuring and impairment charges ........        105,524           7,566         117,531           7,566
                                                     ------------    ------------    ------------    ------------
Operating loss ...................................       (159,030)        (18,095)       (154,524)        (25,060)
Other expenses:
     Interest expense, net .......................         23,949          26,087          45,997          50,727
     Amortization of deferred financing costs ....            949           1,206           1,785           2,316
     Other expense (income), net .................            613          (4,913)            971          (4,843)
                                                     ------------    ------------    ------------    ------------
Loss before income taxes .........................       (184,541)        (40,475)       (203,277)        (73,260)
Income taxes .....................................             --              --              --              --
                                                     ------------    ------------    ------------    ------------
        Net loss .................................   $   (184,541)   $    (40,475)   $   (203,277)   $    (73,260)
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

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                              ----------------------------
                                                                                  2001            2002
                                                                              ------------    ------------
Cash flows from operating activities:
   Net loss ...............................................................   $   (203,277)   $    (73,260)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization .......................................         67,370          49,650
      Amortization of deferred financing costs ............................          1,786           2,316
      Joint venture income ................................................           (187)           (298)
      Gain on sale of joint venture interest ..............................             --          (4,187)
      Paid-in-kind interest and amortization of discount
        on Senior Unsecured Notes .........................................             --          10,844
      Paid-in-kind notes for interest on notes due from affiliates ........         (3,079)             --
      Impairment of assets ................................................         75,043           4,748
      Write-off of inventory ..............................................         49,290              --
      Deferred taxes ......................................................             --            (494)
      Change in assets and liabilities, net of acquisitions:
          Accounts receivable .............................................         26,502         (13,348)
          Inventories .....................................................         44,407           9,024
          Prepaid expenses and other ......................................         16,063          (2,361)
          Accounts payable and accrued and other liabilities ..............        (93,710)         15,649
          Income taxes payable ............................................         (1,352)         (1,940)
                                                                              ------------    ------------
               Net cash used in operating activities ......................        (21,144)         (3,657)
Cash flows from investing activities:
   Acquisitions, net of cash acquired .....................................        (10,564)             --
   Sale of joint venture interest .........................................             --          14,500
   Capital expenditures ...................................................        (50,510)        (15,660)
                                                                              ------------    ------------
               Net cash used in investing activities ......................        (61,074)         (1,160)
Cash flows from financing activities:
   Repayment of amounts due under the chips loan notes ....................       (285,312)             --
   Borrowings under the credit agreement term loans .......................        288,750              --
   Repayments under the credit agreement term loans .......................             --            (500)
   Net borrowings on revolvers ............................................         72,600          60,000
   Net repayments of other long-term obligations ..........................        (15,325)           (648)
   Financing fees and other ...............................................         (2,062)         (3,192)
                                                                              ------------    ------------
               Net cash provided by financing activities ..................         58,651          55,660
Effect of exchange rate changes on cash and cash equivalents ..............         (1,213)            108
                                                                              ------------    ------------
Net change in cash and cash equivalents ...................................        (24,780)         50,951
Cash and cash equivalents - beginning of the period .......................         45,676          34,202
                                                                              ------------    ------------
Cash and cash equivalents - end of the period .............................   $     20,896    $     85,153
                                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The unaudited interim condensed consolidated financial statements of Viasystems, Inc. ("Viasystems") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Viasystems, together with its subsidiaries and its holding company parent, Viasystems Group, Inc. ("Group"), is herein referred to as the "Company." The results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems' 2001 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.

2. SALE OF JOINT VENTURE INTEREST

     In June 2002, the Company sold its entire equity interest in Raintherm Limited, a manufacturer of thermal management systems used in custom metal enclosures to A/S Dantherm Holding Company. In connection with such disposition, the Company entered into a supply agreement with the buyer, whereby, the Company agreed to purchase, to the extent needed, certain thermal management products from the buyer. Total consideration received was $14,500 resulting in a gain on sale of $4,187 recorded in other income in the condensed consolidated statement of operations.

3. RESTRUCTURING AND IMPAIRMENT CHARGES

     In light of the continued economic downturn related to many of its key telecommunication and networking customers, the Company has continued its restructuring activities during 2002. The continued downturn has made it necessary for the Company to regularly evaluate its cost position compared to currently anticipated levels of business. During 2002, this continued evaluation has resulted in additional plant shutdowns and downsizings to reduce costs to more appropriate levels, in line with current and expected customer demand. A summary of the restructuring activity taken during 2002 is as follows:

     During the quarter ended March 31, 2002, the Company recorded a restructuring charge of $1,646, primarily related to workforce reductions at its Italian metal fabrication and assembly facility. The workforce reduction impacted a total of 82 employees all of which were regular employees. Seven of these employees were terminated by March 31, 2002, with an additional 31 employees to be terminated by the end of 2002 and the remainder to be terminated in 2003.

     Additionally, during the quarter ended March 31, 2002, the Company reversed $1,646 of excess restructuring accruals, primarily related to the closure of its Puerto Rico PCB fabrication facility.

     During the quarter ended June 30, 2002, the Company recorded a restructuring charge of $2,818 primarily related to the closure of its remaining printed circuit board assembly operation in San Jose, California and other workforce reductions in North America. The San Jose facility closure impacted a total of 198 employees, all of which were regular, non-union employees. 173 of these employees were terminated by the end of July 2002, the last month of operations with the remaining 25 transition team employees to be terminated during the third quarter of 2002. The other North American workforce reductions impacted a total of 73 employees, of which, 49 were regular, non-union employees and 24 were temporary employees.

     In connection with the closure of the San Jose, California printed circuit board assembly operation, the Company also recorded impairment charges totaling $4,748 to write-down to fair value assets being held for sale related to this operation. The impairment consisted of a write-down of $1,888 for land and building and $2,860 for machinery and equipment as well as office equipment. The Company is actively holding this property and equipment for sale and expects to complete the disposal of these assets during 2002. At June 30, 2002, these assets had a net book value of $6,598, of which, $4,600 related to the land and building.

     Below is a table summarizing restructuring and impairment activity for the six months ended June 30, 2002:

                                                               THREE MONTHS ENDED               CUMULATIVE DRAWDOWNS
                                     BALANCE AT   -------------------------------------------   --------------------  BALANCE AT
                                    DECEMBER 31,  MARCH 31,   JUNE 30,                            CASH     NON-CASH    JUNE 30,
                                        2001         2002       2002    REVERSALS      TOTAL    PAYMENTS    CHARGES      2002
                                    ------------  ---------   --------  ---------    --------   --------   --------    --------
Restructuring Activities:
  Personnel and severance .......   $      7,570   $  1,106   $  1,802   $     --    $  2,908   $  2,631   $     --    $  7,847
  Lease and other contractual
   commitments ..................          7,343        540         25     (1,646)     (1,081)     1,948         --       4,314
  Other .........................            155         --        991         --         991         57         --       1,089
Asset Impairments................             --         --      4,748         --       4,748         --      4,748          --
                                    ------------   --------   --------   --------    --------   --------   --------    --------
Total restructuring and
   impairment charges............   $     15,068   $  1,646   $  7,566   $ (1,646)   $  7,566   $  4,636   $  4,748    $ 13,250
                                    ============   ========   ========   ========    ========   ========   ========    ========

    The restructuring and impairment charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are executed.

4. INVENTORIES

     The composition of inventories at June 30, 2002, is as follows:

         Raw materials....................................    $       50,058
         Work in process..................................            31,130
         Finished goods...................................            25,674
                                                              --------------
            Total.........................................    $      106,862
                                                              ==============


5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", and as a result, ceased amortizing goodwill and other indefinite lived intangible assets.

     Also in connection with the implementation, the Company evaluated its goodwill and other indefinite lived intangible assets for impairment in accordance with SFAS 142. The evaluation did not result in an impairment charge at any of the Company's reporting units.

     Had the implementation of SFAS 142 occurred at January 1, 2001, and amortization of goodwill ceased, net loss, for the three and six months ended June 30, 2001, would have been as follows:

                                                   JUNE 30, 2001
                                           ----------------------------
                                           THREE MONTHS     SIX MONTHS
                                               ENDED           ENDED
                                           ------------    ------------

Net loss, as reported ..................   $   (184,541)   $   (203,277)
Add back:  goodwill amortization                  4,765           9,495
                                           ------------    ------------
Adjusted net loss ......................   $   (179,776)   $   (193,782)
                                           ============    ============

     Included in the Company's intangible assets at December 31, 2001 and June 30, 2002 is goodwill totaling approximately $213,000 that is not subject to amortization. During the three and six months ended June 30, 2002, there were no acquisitions of intangible assets. The components of intangible assets subject to amortization were as follows:

                                   DECEMBER 31, 2001                  JUNE 30, 2002
                             ----------------------------    ----------------------------
                             GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                 AMOUNT      AMORTIZATION        AMOUNT      AMORTIZATION
                              -------------  ------------    --------------  ------------

Developed technologies ....   $     37,443   $    (14,969)    $     38,689   $    (17,191)
Customer list .............         70,240        (57,463)          70,642        (68,815)
Other .....................          2,651           (496)           2,651           (688)
                              -------------  ------------    --------------  ------------
     Total ................   $    110,334   $    (72,928)    $    111,982   $    (86,694)
                              ============   ============     ============   ============

     Expected future annual amortization expense is as follows:

     Fiscal Years:

2002* ...................   $      3,679
2003 ....................          2,845
2004 ....................          2,455
2005 ....................          2,207
2006 ....................          2,010
Thereafter ..............         12,092
                            ------------
                            $     25,288
                            ============

     *Represents remaining six month period ending December 31, 2002.

6. LONG-TERM OBLIGATIONS AND PLAN OF REORGANIZATION

     The composition of long-term obligations at June 30, 2002, is as follows:

Credit Agreement:
    Term facilities ................................................   $    437,250
    Revolvers ......................................................         70,600
Senior Subordinated Notes due 2007 .................................        400,000
Series B Senior Subordinated Notes due 2007 ........................        100,000
Series B Senior Subordinated Notes due 2007, Premium ...............          2,814
Senior Unsecured Notes, including paid-in-kind interest of $13,810 .        113,810
Senior Unsecured Notes, discount ...................................        (23,440)
Other and capital lease obligations ................................          9,385
                                                                       ------------
                                                                          1,110,419
Less: current maturities and amounts subject to acceleration .......      1,100,660
                                                                       ------------
                                                                       $      9,759
                                                                       ============

     The Company has experienced and continues to experience financial difficulties primarily as a result of the dramatic downturn in telecommunication and networking component demand that occurred in 2001 and continues through 2002. The economic downturn affecting the Company's large telecommunication and networking customer base has resulted in slower sales and weaker cash flows than management originally expected. As a result of the downturn and the Company's highly leveraged capital structure, the Company failed to satisfy certain financial maintenance covenants contained in its senior secured credit facility at the end of the first quarter of 2002.

     In anticipation of this circumstance, during the first quarter of 2002, the Company's board of directors established a special committee and retained Rothschild Inc. as independent financial advisor to evaluate recapitalization alternatives that would reduce its debt and strengthen its balance sheet. In addition, the Company entered into an amendment to the senior secured credit facility on March 29, 2002 and a subsequent amendment on May 29, 2002 under which its senior secured credit facility lenders agreed to refrain from exercising any rights or remedies under such facility in respect of the Company's failure to comply with specified covenants thereunder prior to August 29, 2002. Under the terms of the amendments, the Company's revolving borrowings under the senior secured credit facility are limited to $100 million, unless its consolidated net sales for the preceding eight week period exceed specified thresholds, in which case the Company's revolving loan availability is increased to $150 million. The amendments further increased the interest rates payable on these borrowings by .25% per annum, imposed additional financial and operating restrictions and provides for the grant of certain additional liens to secure these borrowings.

     On May 30, 2002, the Company also announced that in light of these developments and consistent with the terms of the forbearance agreement with the senior secured credit facility lenders, the Company would not make the scheduled $24.4 million interest payment on our senior subordinated notes that was due on June 3, 2002. As a result of the failure to make this interest payment, an event of default has occurred and is continuing under its senior subordinated notes. Accordingly, the holders of these notes currently have the right to accelerate payment thereunder. In addition, if the senior secured credit facility lenders demand repayment of such indebtedness following the expiration of the existing forebearance agreement, the holders of the Company's senior unsecured notes will have the right to accelerate payment thereunder.

     During the second fiscal quarter of 2002, the Company began negotiations with its senior secured credit facility lenders, holders of its senior unsecured notes and holders of its senior subordinated notes regarding a recapitalization plan.

     On July 2, 2002, the Company announced that it had reached an agreement in principle with the steering committee of the senior secured credit facilities, affiliates of Hicks, Muse, Tate & Furst Incorporated, and an ad hoc committee of the holders of senior subordinated notes of Viasystems, Inc. regarding the terms of a recapitalization plan. Members of these creditor groups hold collectively approximately 42% of the existing outstanding indebtedness under the Company's senior secured credit facility, 100% of the principal amount of outstanding unsecured senior notes and 70% of the principal amount of outstanding senior subordinated notes.

     The agreement in principle provides for the modification of the terms of the Company's existing senior secured indebtedness and the conversion of approximately $715 million of existing indebtedness into preferred and common stock. The agreement in principle also contemplates the execution of an as yet uncommitted revolving credit facility to meet the Company's future working capital requirements. Based on the terms of the agreement in principle and ongoing negotiations with the Company's creditor constituencies, it is anticipated that holders of Viasystems Group, Inc.'s preferred stock will receive a nominal distribution in the form of warrants to purchase common stock and that the holders of common stock will receive no recovery.

     The Company has continued the negotiation of definitive agreements with its principal creditor constituencies to implement the recapitalization transactions contemplated by the agreement in principle. The Company's objective is to complete these negotiations, execute the definitive agreements and publicly announce the recapitalization plan as soon as possible, preferably within the next two weeks. However, there can be no assurance that the Company will succeed in completing the negotiations and entering into the definitive agreements or that the recapitalization plan contemplated by the agreement in principle will be consummated on the terms described above, if at all.

     As of June 30, 2002, the Company had $85.2 million of cash and cash equivalents and the Company had revolver availability under the senior secured credit facility of $17.9 million.

     The Company anticipates that its primary uses of cash for the next twelve months will be:

     o to meet working capital requirements;

     o for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capabilities, productivity improvements and product and process technology development; and

     o to pay interest on, and to repay principal of, indebtedness under its senior secured credit facility.

     The Company's primary sources of cash are cash on hand, cash from operating activities and revolving borrowings under its existing senior secured credit facility. These sources of cash would be sufficient to meet the Company's anticipated requirements for working capital, capital expenditures, and debt service under its senior secured credit facility over the next 12 months, but would not be sufficient to make required interest payments on its senior subordinated notes. Further, in the event the Company's senior secured lenders demand repayment of such indebtedness following the expiration of the existing forbearance agreement on August 29, 2002, or the holders of the Company's senior unsecured and senior subordinated notes elect to seek acceleration and repayment of that indebtedness, the Company would not have sufficient liquidity to repay such indebtedness and the Company would not expect to be able to refinance such indebtedness. As there are currently no agreements in place with these lenders to refrain from exercising these rights and there can be no assurance that the recapitalization plan contemplated by the agreement in principle will be successfully implemented, the Company has reclassified this indebtedness, in the approximate aggregate amount of $1.0 billion, as current liabilities.

     Borrowings under the Company's existing senior secured credit facility bear interest at floating rates which vary according to the interest option the Company selects. Base rate term loans bear interest at the then effective base rate plus an applicable margin ranging from 2.50% to 3.00%. Eurocurrency term loans bear interest at the then effective eurocurrency base rate plus an applicable margin ranging from 3.50% to 4.00%. Revolving credit loans bear interest, at our option, at the then effective base rate plus 2.5% or the then effective eurocurrency base rate plus 3.50%. The Company's senior subordinated notes bear interest, payable semiannually, at the rate of 9 3/4% per annum.

7. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                          ----------------------------    ----------------------------
                                                              2001            2002            2001            2002
                                                          ------------    ------------    ------------    ------------
Net loss ..............................................   $   (184,541)   $    (40,475)   $   (203,277)   $    (73,260)
Gain on derivatives instruments designated and
   qualifying as foreign currency cash flow hedging
   instruments ........................................          1,313              --           2,301              --
Foreign currency translation adjustments ..............         (1,626)         13,127         (14,602)         12,119
                                                          ------------    ------------    ------------    ------------
   Comprehensive loss .................................   $   (184,854)   $    (27,348)   $   (215,578)   $    (61,141)
                                                          ============    ============    ============    ============

8. BUSINESS SEGMENT INFORMATION

     The Company operates in one product business segment--a worldwide vertically integrated independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

    Pertinent financial data by major geographic segments is as follows:

                                      Three Months Ended               Six Months Ended
                                           June 30,                        June 30,
                                 ----------------------------    ----------------------------
                                     2001            2002            2001            2002
                                 ------------    ------------    ------------    ------------
NET SALES:
     North America ...........   $    163,904    $    132,427    $    380,869    $    261,942
     Europe ..................         72,131          32,062         173,892          67,682
     Asia ....................         78,422          77,108         152,386         147,441
     Eliminations ............         (5,308)        (10,004)         (8,807)        (20,761)
                                 ------------    ------------    ------------    ------------
        Total ................   $    309,149    $    231,593    $    698,340    $    456,304
                                 ============    ============    ============    ============

OPERATING INCOME (LOSS):
     North America ...........   $   (160,535)   $    (19,532)   $   (177,970)   $    (20,771)
     Europe ..................            106          (4,774)         11,662         (10,738)
     Asia ....................          1,399           6,211          11,784           6,449
     Eliminations ............             --              --              --              --
                                 ------------    ------------    ------------    ------------
        Total ................   $   (159,030)   $    (18,095)   $   (154,524)   $    (25,060)
                                 ============    ============    ============    ============

9. NEW ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 provides for the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 to be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is currently assessing the impact, if any, of SFAS No. 143 on its financial position, results of operations and cash flows as well as timing of its adoption.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Gain or loss on early extinguishment of debt", to be effective for fiscal years beginning after May 15, 2002, with immediate effectiveness for certain transactions occurring after May 15, 2002, with overall early adoption permitted. SFAS No. 145 among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Bulletin ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company is currently assessing the impact of SFAS No. 145 on its financial position, results of operations and cash flows.

     In June 2002, Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" to be effective for exit or disposal activities initiated after December 15, 2002 with early adoption encouraged. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAB No. 144. This statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143. The Company is currently assessing the impact of SFAS No. 146 on its financial position, results of operations and cash flows as well as timing of its adoption.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

     Net sales for the three months ended June 30, 2002 were $231.6 million, representing a $77.6 million, or 25.1% decrease, from the same period in 2001. The decrease was primarily a result of continued weakness in sales to North American and European telecommunication and networking customers.

     Cost of goods sold for the three months ended June 30, 2002 was $190.0 million, or 82.0% of sales, compared to $256.4 million, or 82.9% of sales (excluding one-time write-offs of inventory totaling $49.3 million related to restructurings), for the three months ended June 30, 2001. Cost of goods sold as a percent of net sales increased as a result of lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the three months ended June 30, 2002 of $22.6 million decreased by $0.7 million versus the comparable period in 2001. These costs decreased primarily due to cost reduction and restructuring activities implemented during 2001 and 2002.

     Depreciation and amortization decreased $8.6 million, from $33.6 million for the quarter ended June 30, 2001, to $25.0 million for the same period of 2002, primarily due to the implementation of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", whereby, effective January 1, 2002, goodwill and indefinite lived intangibles are no longer amortized and due to the fixed assets disposed of in connection with the 2001 restructuring and impairment activity.

     During the quarter ended June 30, 2002 we incurred $4.6 million in professional fees related to our plan of reorganization to reduce debt on our balance sheet.

     Interest expense increased $2.1 million, from $24.0 million for the quarter ended June 30, 2001, to $26.1 million for the same period of 2002, primarily due to increased interest expense related to the Senior Unsecured Notes partially offset by lower market benchmark interest rates compared to the second quarter of 2001.

     Amortization of deferred financing costs increased $0.3 million, from $0.9 million for the quarter ended June 30, 2001, to $1.2 million for the same period in 2002 due to amortization of deferred financing fees related to amendments to our Senior Credit Facility during 2002.

     Included in other expense (income) for the quarter ended June 30, 2002, was income of $4.2 million, representing a gain on the sale of our joint venture interest in Raintherm Limited, a manufacturer of thermal management systems used in custom metal enclosures.

     In light of the continued economic downturn related to many of our key telecommunication and networking customers, we have continued our restructuring activities during 2002. The continued downturn has made it necessary for us to regularly evaluate our cost position compared to currently anticipated levels of business. During 2002, this continued evaluation has resulted in additional plant shutdowns and downsizings to reduce costs to more appropriate levels, in line with current and expected customer demand. A summary of the restructuring activity taken during 2002 is as follows:

     During the quarter ended June 30, 2002, we recorded a restructuring charge of $2.8 million primarily related to the closure of our remaining printed circuit board assembly operation in San Jose, California and other workforce reductions in North America. The San Jose facility closure impacted a total of 198 employees, all of which were regular, non-union employees. 173 of these employees were terminated by the end of July 2002, the last month of operations with the remaining 25 transition team employees to be terminated during the third quarter of 2002. The other North American workforce reductions impacted a total of 73 employees, of which, 49 were regular, non-union employees and 24 were temporary employees.

     In connection with the closure of the San Jose, California printed circuit board assembly operation, we also recorded impairment charges totaling $4.8 million to write-down to fair value assets being held for sale related to this operation. The impairment consisted of a write-down of $1.9 million for land and building and $2.9 million for machinery and equipment as well as office equipment. We are actively holding this property and equipment for sale and expect to complete the disposal of these assets during 2002. At June 30, 2002, these assets had a net book value of $6.6 million, of which, $4.6 million related to the land and building.

     The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plans are executed.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

     Net sales for the six months ended June 30, 2002 were $456.3 million, representing a $242.0 million, or 34.7% decrease, from the same period in 2001. The decrease was primarily a result of continued weakness in sales to North American and European telecommunication and networking customers.

     Cost of goods sold for the six months ended June 30, 2002 was $373.7 million, or 81.9% of sales, compared to $566.9 million, or 81.2% of sales (excluding one-time write-offs of inventory totaling $49.3 million related to restructurings), for the six months ended June 30, 2001. Cost of goods sold as a percent of net sales increased as a result of lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the six months ended June 30, 2002 of $45.9 million decreased by $5.9 million versus the comparable period in 2001. These costs decreased primarily due to cost reduction and restructuring activities implemented during 2001 and 2002.

     Depreciation and amortization decreased $17.7 million, from $67.4 million for the six months ended June 30, 2001, to $49.7 million for the same period of 2002, primarily due to the implementation of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", whereby, effective January 1, 2002, goodwill and indefinite lived intangibles are no longer amortized and due to the fixed assets disposed of in connection with the 2001 restructuring and impairment activity.

     Interest expense increased $4.7 million, from $46.0 million for the six months ended June 30, 2001, to $50.7 million for the same period of 2002, primarily due to increased interest expense related to the Senior Unsecured Notes partially offset by lower market benchmark interest rates compared to 2001.

     Amortization of deferred financing costs increased $0.5 million from $1.8 million for the six months ended June 30, 2001, to $2.3 million for the same period in 2002 due to amortization of deferred financing fees related to amendments to our Senior Credit facility during 2002.

     Included in other expense (income) for the quarter ended June 30, 2002, was income of $4.2 million, representing a gain on the sale of our joint venture interest in Raintherm Limited, a manufacturer of thermal management systems used in custom metal enclosures.

     In light of the continued economic downturn related to many of our key telecommunication and networking customers, we have continued our restructuring activities during 2002. The continued downturn has made it necessary for us to regularly evaluate our cost position compared to currently anticipated levels of business. During 2002, this continued evaluation has resulted in additional plant shutdowns and downsizings to reduce costs to more appropriate levels, in line with current and expected customer demand. A summary of the restructuring activity taken during 2002 is as follows:

     During the quarter ended March 31, 2002, we recorded a restructuring charge of $1.6 million, primarily related to workforce reductions at our Italian metal fabrication and assembly facility. The workforce reduction impacted a total of 82 employees all of which were regular employees. Seven of these employees were terminated by March 31, 2002, with an additional 31 employees to be terminated by the end of 2002 and the remainder to be terminated in 2003.

     Additionally, during the quarter ended March 31, 2002, we reversed $1.6 million of excess restructuring accruals, primarily related to the closure of its Puerto Rico PCB fabrication facility.

     During the quarter ended June 30, 2002, we recorded a restructuring charge of $2.8 million primarily related to the closure of our remaining printed circuit board assembly operation in San Jose, California and other workforce reductions in North America. The San Jose facility closure impacted a total of 198 employees, all of which were regular, non-union employees. 173 of these employees were terminated by the end of July 2002, the last month of operations with the remaining 25 transition team employees to be terminated during the third quarter of 2002. The other North American workforce reductions impacted a total of 73 employees, of which, 49 were regular, non-union employees and 24 were temporary employees.

     In connection with the closure of the San Jose, California printed circuit board assembly operation, we also recorded impairment charges totaling $4.8 million to write-down to fair value assets being held for sale related to this operation. The impairment consisted of a write-down of $1.9 million for land and building and $2.9 million for machinery and equipment as well as office equipment. We are actively holding this property and equipment for sale and expect to complete the disposal of these assets during 2002. At June 30, 2002, these assets had a net book value of $6.6 million, of which, $4.6 million related to the land and building.

     During the six months ended June 30, 2002 we incurred $4.6 million in professional fees related to our plan of reorganization to reduce debt on our balance sheet.

     The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plans are executed.

CASH FLOWS

     Net cash used in operating activities was $3.7 million for the six months ended June 30, 2002, compared to net cash used in operating activities of $21.1 million for the same period in 2001. The increase in operating cash relates to timing of payments to vendors, partially offset by timing of collection of receipts from certain major customers.

     Net cash used in investing activities was $1.2 million for the six months ended June 30, 2002, compared to $61.1 million for the six months ended June 30, 2001. The net cash used in investing activities for the six months ended June 30, 2002 related to capital expenditures of $15.7 million, offset by $14.5 million of cash received from the sale of our joint venture interest. The cash used in investing activities for the six months ended June 30, 2001 was $61.1 million, of which, $50.5 million was related to capital expenditures with the remainder related to two small acquisitions.

     Net cash provided by financing activities was $55.7 million for the six months ended June 30, 2002 compared to $58.7 million for the same period in 2001. The net cash provided by financing activities for the six months ended June 30, 2002 related principally to borrowings of revolving loans under our senior credit facility partially offset by financing fees of $3.2 million paid related to the amendments to our senior credit facility. The net cash provided by financing activities for the six months ended June 30, 2001 related principally to borrowings of revolving and term loans under our senior credit facility, partially offset by payments made for the chips loan notes and other long-term obligations.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced and continue to experience financial difficulties primarily as a result of the dramatic downturn in telecommunication and networking component demand that occurred in 2001 and continues through 2002. The economic downturn affecting our large telecommunication and networking customer base has resulted in slower sales and weaker cash flows than management originally expected. As a result of the downturn and our highly leveraged capital structure, we failed to satisfy certain financial maintenance covenants contained in our senior secured credit facility at the end of the first quarter of 2002.

     In anticipation of this circumstance, during the first quarter of 2002, our board of directors established a special committee and retained Rothschild Inc. as independent financial advisor to evaluate recapitalization alternatives that would reduce our debt and strengthen our balance sheet. In addition, we entered into an amendment to the senior secured credit facility on March 29, 2002 and a subsequent amendment on May 29, 2002 under which our senior secured credit facility lenders agreed to refrain from exercising any rights or remedies under such facility in respect of our failure to comply with specified covenants thereunder prior to August 29, 2002. Under the terms of the amendments, our revolving borrowings under the senior secured credit facility are limited to $100 million, unless our consolidated net sales for the preceding eight week period exceed specified thresholds, in which case our revolving loan availability is increased to $150 million. The amendments further increased the interest rates payable on these borrowings by .25% per annum, imposed additional financial and operating restrictions and provides for the grant of certain additional liens to secure these borrowings.

     On May 30, 2002, we also announced that in light of these developments and consistent with the terms of our forbearance agreement with the senior secured credit facility lenders, we would not make the scheduled $24.4 million interest payment on our senior subordinated notes that was due on June 3, 2002. As a result of the failure to make this interest payment, an event of default has occurred and is continuing under our senior subordinated notes. Accordingly, the holders of these notes currently have the right to accelerate payment thereunder. In addition, if the senior secured credit facility lenders demand repayment of such indebtedness following the expiration of the existing forebearance agreement, the holders of our senior unsecured notes will have the right to accelerate payment thereunder.

     During the second fiscal quarter of 2002, we began negotiations with our senior secured credit facility lenders, holders of our senior unsecured notes and holders of our senior subordinated notes regarding a recapitalization plan.

     On July 2, 2002, we announced that we had reached an agreement in principle with the steering committee of the senior secured credit facilities, affiliates of Hicks, Muse, Tate & Furst Incorporated, and an ad hoc committee of the holders of senior subordinated notes of Viasystems, Inc. regarding the terms of a recapitalization plan. Members of these creditor groups hold collectively approximately 42% of the existing outstanding indebtedness under our senior secured credit facility, 100% of the principal amount of outstanding unsecured senior notes and 70% of the principal amount of outstanding senior subordinated notes.

     The agreement in principle provides for the modification of the terms of our existing senior secured indebtedness and the conversion of approximately $715 million of existing indebtedness into preferred and common stock. The agreement in principle also contemplates the execution of an as yet uncommitted revolving credit facility to meet our future working capital requirements. Based on the terms of the agreement in principle and ongoing negotiations with our creditor constituencies, it is anticipated that holders of our preferred stock will receive a nominal distribution in the form of warrants to purchase common stock and that the holders of common stock will receive no recovery.

     We have continued the negotiation of definitive agreements with our principal creditor constituencies to implement the recapitalization transactions contemplated by the agreement in principle. Our objective is to complete these negotiations, execute the definitive agreements and publicly announce the recapitalization plan as soon as possible, preferably within the next two weeks. However, there can be no assurance that we will succeed in completing the negotiations and entering into the definitive agreements or that the recapitalization plan contemplated by the agreement in principle will be consummated on the terms described above, if at all.

     As of June 30, 2002, we had $85.2 million of cash and cash equivalents and we had revolver availability under the senior secured credit facility of $17.9 million.

     We anticipate that our primary uses of cash for the next twelve months will be:

     o to meet working capital requirements;

     o for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capabilities, productivity improvements and product and process technology development; and

     o to pay interest on, and to repay principal of, indebtedness under our senior secured credit facility.

     Our primary sources of cash are cash on hand, cash from operating activities and revolving borrowings under our existing senior secured credit facility. These sources of cash would be sufficient to meet our anticipated requirements for working capital, capital expenditures, and debt service under our senior secured credit facility over the next 12 months, but would not be sufficient to make required interest payments on our senior subordinated notes. Further, in the event our senior secured lenders demand repayment of such indebtedness following the expiration of the existing forbearance agreement on August 29, 2002, or the holders of our senior unsecured and senior subordinated notes elect to seek acceleration and repayment of that indebtedness, we would not have sufficient liquidity to repay such indebtedness and we would not expect to be able to refinance such indebtedness. As there are currently no agreements in place with these lenders to refrain from exercising these rights and there can be no assurance that the recapitalization plan contemplated by the agreement in principle will be successfully implemented, we have reclassified this indebtedness, in the approximate aggregate amount of $1.0 billion, as current liabilities.

     Borrowings under our existing senior secured credit facility bear interest at floating rates which vary according to the interest option we select. Base rate term loans bear interest at the then effective base rate plus an applicable margin ranging from 2.50% to 3.00%. Eurocurrency term loans bear interest at the then effective eurocurrency base rate plus an applicable margin ranging from 3.50% to 4.00%. Revolving credit loans bear interest, at our option, at the then effective base rate plus 2.5% or the then effective eurocurrency base rate plus 3.50%. Our senior subordinated notes bear interest, payable semiannually, at the rate of 9 3/4% per annum.

NEW ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 provides for the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 to be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We are currently assessing the impact, if any, of SFAS No. 143 on our financial position, results of operations and cash flows as well as timing of its adoption.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Gain or loss on early extinguishment of debt", to be effective for fiscal years beginning after May 15, 2002, with immediate effectiveness for certain transactions occurring after May 15, 2002, with overall early adoption permitted. SFAS No. 145 among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Bulletin ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. We are currently assessing the impact of SFAS No. 145 on our financial position, results of operations and cash flows.

     In June 2002, Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" to be effective for exit or disposal activities initiated after December 15, 2002 with early adoption encouraged. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAB No. 144. This statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143. We are currently assessing the impact of SFAS No. 146 on our financial position, results of operations and cash flows as well as timing of its adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At June 30, 2002, approximately $507.9 million of our long-term debt, specifically borrowings outstanding under Viasystems' senior credit facility bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2002, would have increased by approximately $5.1 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

                  4.11 Third Amendment, dated March 29, 2002, to the Credit Agreement, dated as of March 29, 2000, as amended by the First Amendment dated as of April 23, 2001, and the Second Amendment dated as of June 28, 2001, among Viasystems Group, Inc., as Guarantor, Viasystems, Inc., as U.S. Borrower, Viasystems Canada, Inc. and Print Service Holding N.V., as Foreign Subsidiary Borrowers, the several banks and other Financial Institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Chase Manhattan Bank International Limited, as Multicurrency Administrative Agent, and The Chase Manhattan Bank, as Administrative Agent
                           (incorporated by reference to exhibit 4.11 to Viasystems Group, Inc.'s 2001 Annual Report on Form 10-K filed on April 1, 2002).

                  4.12 Fourth Amendment and Waiver, dated as of May 29, 2002, with respect to the Credit Agreement, dated as of March 29, 2000, as amended by the First Amendment dated as of April 23, 2001, the Second Amendment dated as of June 28, 2001 and the Third Amendment dated as of March 29, 2002, among Viasystems Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems Canada Holdings, Print Service Holding N.V., the several banks and other financial institutions from time-to-time parties thereto, J.P. Morgan Bank Canada, as Canadian administrative agent, J.P. Morgan Europe Limited, as the multicurrency administrative agent, and J.P. Morgan Chase Bank, as administrative agent (incorporated by reference to exhibit 4.12 to Viasystems Group, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2002).

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

                  99.1 Certification by Joseph S. Catanzaro, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the "Sarbanes-Oxley Act of 2002". *

                  99.2 Certification by David M. Sindelar, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the "Sarbanes-Oxley Act of 2002". *

         (b)      Reports on Form 8-K

                  Filed March 28, 2002, Reporting Item 5. We announced that Hicks, Muse, Tate & Furst Incorporated increased its investment in Viasystems, Inc., a wholly owned subsidiary of the Registrant.

                  Filed April 23, 2002, Reporting Item 5. We announced that the New York Stock Exchange would suspend trading of the Registrant's common stock prior to the opening of business on Thursday, April 18, 2002, and initiate procedures to delist the common stock.

                  Filed July 3, 2002, Reporting Item 5. We announced that we had reached an agreement in principle with (i) a Steering Committee of the holders of indebtedness of Viasystems, Inc. under Viasystems, Inc.'s senior credit facility, (ii) certain affiliates of Hicks, Muse, Tate & Furst Incorporated, and
                  (iii) an Ad Hoc Committee of the holders of Viasystems, Inc.'s 9 3/4% senior subordinated notes due 2007 related to the recapitalization of our balance sheet.

--------------

* Filed herewith

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          VIASYSTEMS, INC.

Dated:  August 14, 2002                   By:
                                                 /s/ David M. Sindelar
                                                 ------------------------------
                                          Name:  David M. Sindelar
                                          Title: Chief Executive Officer


                                          By:
                                                 /s/ Joseph S. Catanzaro
                                                 ------------------------------
                                          Name:  Joseph S. Catanzaro
                                          Title: Senior Vice President and
                                                 Chief Financial Officer

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

 4.12 Fourth Amendment and Waiver, dated as of May 29, 2002, with respect to the Credit Agreement, dated as of March 29, 2000, as amended by the First Amendment dated as of April 23, 2001, the Second
             Amendment dated as of June 28, 2001 and the Third Amendment dated as of March 29, 2002, among Viasystems Group, Inc., Viasystems,
             Inc., as U.S. Borrower, Viasystems Canada Holdings, Print Service
             Holding N.V., the several banks and other financial institutions from time-to-time parties thereto, J.P. Morgan Bank Canada, as Canadian administrative agent, J.P. Morgan Europe Limited, as the multicurrency administrative agent, and J.P. Morgan Chase Bank, as administrative agent (incorporated by reference to exhibit 4.12 to Viasystems Group, Inc.'s Quarterly Report on Form 10-Q filed on
             August 14, 2002).

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

 99.1 Certification by Joseph S. Catanzaro, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the "Sarbanes-Oxley Act of 2002". *

 99.2 Certification by David M. Sindelar, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the "Sarbanes-Oxley Act of 2002". *