Form 10-Q
period 2002-09-30
VIASYSTEMS INC
filed 2002-11-15
CIK 1041380

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2002
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------    ---------------------

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                 Outstanding at
                                        Class                  November 14, 2002
                              --------------------------       -----------------
                                   Viasystems, Inc.
                                    Common Stock,
                                par value $.01 per share          1,000 shares

                         VIASYSTEMS, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002..........................    2
      Condensed Consolidated Statements of Operations for the three and nine months ended
          September 30, 2001 and 2002...............................................................................    3
      Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2001 and 2002...............................................................................    4
      Notes to Condensed Consolidated Financial Statements..........................................................    5

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition....................   15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...............................................   24

Item 4.    Controls and Procedures..................................................................................   24

PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities..........................................................................   25

Item 4.    Submission of Matters to a Vote of Security Holders......................................................   25

Item 6.    Exhibits and Reports on Form 8-K.........................................................................   26

SIGNATURES..........................................................................................................   28

CERTIFICATIONS......................................................................................................   29

                         VIASYSTEMS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      December 31,      September 30,
                                                                          2001              2002
                                                                      ------------      -------------
                                                                                         (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents .....................................  $     34,202      $      82,901
     Accounts receivable, net ......................................       157,443            159,615
     Inventories ...................................................       113,589            106,193
     Prepaid expenses and other ....................................        37,036             40,457
                                                                      ------------      -------------
        Total current assets .......................................       342,270            389,166
Property, plant and equipment, net .................................       353,651            315,782
Intangibles and other assets, net ..................................       292,124            271,986
                                                                      ------------      -------------
        Total assets ...............................................  $    988,045      $     976,934
                                                                      ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations and amounts
       subject to acceleration (includes $0 and $368,243 held by
       related parties, respectively) ..............................  $      3,215      $   1,122,932
     Accounts payable ..............................................       125,897            122,612
     Accrued and other liabilities .................................        90,502            120,064
     Income taxes payable ..........................................           602              2,484
                                                                      ------------      -------------
        Total current liabilities ..................................       220,216          1,368,092
Long-term obligations, less current maturities (includes $242,900
  and $0 held by related parties, respectively) ....................     1,037,704              7,898
Other non-current liabilities ......................................        40,449             36,351
Stockholders' equity:
     Common stock                                                               --                 --
     Paid-in capital ...............................................     1,634,512          1,634,512
     Accumulated deficit ...........................................    (1,901,957)        (2,035,922)
     Accumulated other comprehensive loss ..........................       (42,879)           (33,997)
                                                                      ------------      -------------
        Total stockholders' equity .................................      (310,324)          (435,407)
                                                                      ------------      -------------
        Total liabilities and stockholders' equity .................  $    988,045      $     976,934
                                                                      ============      =============

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                       --------------------------      --------------------------
                                                          2001            2002            2001            2002
                                                       ----------      ----------      ----------      ----------
Net sales ........................................     $  268,108      $  216,261      $  966,448      $  672,565
Operating expenses:
     Cost of goods sold ..........................        226,335         171,306         842,499         545,011
     Selling, general and administrative .........         23,424          23,097          75,223          68,950
     Depreciation ................................         19,238          18,590          63,415          54,928
     Amortization ................................         11,720           2,124          34,913          15,436
     Reorganization expenses .....................             --          16,880              --          21,470
     Write-off of amounts due from affiliates ....        144,099              --         144,099              --
     Restructuring and impairment charges ........         21,685          16,474         139,216          24,040
     Loss on sale of businesses ..................             --           2,431              --           2,431
                                                       ----------      ----------      ----------      ----------
Operating loss ...................................       (178,393)        (34,641)       (332,917)        (59,701)
Other expenses:
     Interest expense, net .......................         24,914          25,225          70,911          75,952
     Amortization of deferred financing costs ....          1,115           1,276           2,900           3,592
     Other expense (income), net .................            559            (437)          1,530          (5,280)
                                                       ----------      ----------      ----------      ----------
Loss before income taxes .........................       (204,981)        (60,705)       (408,258)       (133,965)
Income taxes .....................................             --              --              --              --
                                                       ----------      ----------      ----------      ----------
        Net loss .................................     $ (204,981)     $  (60,705)     $ (408,258)     $ (133,965)
                                                       ==========      ==========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
                                                                                   2001            2002
                                                                                ----------      ----------
Cash flows from operating activities:
   Net loss ...............................................................     $ (408,258)     $ (133,965)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization .......................................         98,328          70,364
      Amortization of deferred financing costs ............................          2,900           3,592
      Joint venture income ................................................            110            (298)
      Gain on sale of joint venture interest ..............................             --          (4,187)
      Gain on early extinguishment of capital leases ......................             --            (656)
      Loss on sale of businesses ..........................................             --           2,431
      Paid-in-kind interest and amortization of discount
        on Senior Unsecured Notes .........................................          2,800          16,407
      Paid-in-kind notes for interest on notes due from affiliates ........         (3,079)             --
      Write-off of amounts due from affiliates ............................        144,099              --
      Impairment of assets ................................................         80,497           9,024
      Write-off of inventory ..............................................         50,114              --
      Deferred taxes ......................................................          1,291          (1,761)
      Change in assets and liabilities, net of acquisitions:
          Accounts receivable .............................................         92,823              34
          Inventories .....................................................         63,819           8,981
          Prepaid expenses and other ......................................         32,606          (3,288)
          Accounts payable and accrued and other liabilities ..............       (150,148)         20,034
          Income taxes payable ............................................         (2,591)           (979)
                                                                                ----------      ----------
               Net cash provided by (used in) operating activities ........          5,311         (14,267)
Cash flows from investing activities:
   Acquisitions, net of cash acquired .....................................        (10,564)             --
   Sale of businesses and joint venture interest ..........................             --          15,842
   Capital expenditures ...................................................        (60,906)        (24,040)
                                                                                ----------      ----------
               Net cash used in investing activities ......................        (71,470)         (8,198)
Cash flows from financing activities:
   Repayment of amounts due under the chips loan notes ....................       (285,312)             --
   Borrowings under the credit agreement term loans .......................        288,250              --
   Repayments under the credit agreement term loans .......................             --          (1,000)
   Net borrowings (repayments) on revolvers ...............................        (27,600)         77,870
   Net repayments of other long-term obligations ..........................        (21,542)         (2,375)
   Equity proceeds ........................................................         30,113              --
   Borrowings under the Senior Unsecured Notes ............................         70,036              --
   Financing fees and other ...............................................         (6,682)         (3,206)
                                                                                ----------      ----------
               Net cash provided by financing activities ..................         47,263          71,289
Effect of exchange rate changes on cash and cash equivalents ..............            527            (125)
                                                                                ----------      ----------
Net change in cash and cash equivalents ...................................        (18,369)         48,699
Cash and cash equivalents - beginning of the period .......................         45,676          34,202
                                                                                ----------      ----------
Cash and cash equivalents - end of the period .............................     $   27,307      $   82,901
                                                                                ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                         VIASYSTEMS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Viasystems, Inc. ("Viasystems") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Viasystems, together with its subsidiaries and its holding company parent, Viasystems Group, Inc. ("Group"), is herein referred to as the "Company." The results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems' 2001 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.

2.   SALE OF BUSINESSES AND JOINT VENTURE INTEREST

     In September 2002, the Company sold certain assets of the Plastics Division of Viasystems EMS-UK Ltd. to Plastic Products ABC Ltd. Total consideration was GREAT BRITISH POUNDS 225 (approximately $338) consisting of cash of GREAT BRITISH POUNDS 60 and a note receivable of GREAT BRITISH POUNDS 165, resulting in a loss on sale of $1,838.

     In September 2002, the Company sold its entire equity interest in Viasystems Puerto Rico, Inc., a wholly owned subsidiary that previously manufactured printed circuit boards, to P.C. B. Horizon Technology Inc. Total consideration was $1,500, consisting of $1,200 in cash and a note receivable of $300, resulting in a loss on sale of $593.

     In June 2002, the Company sold its entire joint venture equity interest in Raintherm Limited, a manufacturer of thermal management systems used in custom metal enclosures to A/S Dantherm Holding Company. In connection with such disposition, the Company entered into a supply agreement with Raintherm Limited, whereby, the Company agreed to purchase, to the extent needed, certain thermal management products from Raintherm Limited. Total consideration received was $14,500 resulting in a gain on sale of $4,187 recorded in other income in the condensed consolidated statement of operations.

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

     Additionally, during the quarter ended March 31, 2002, the Company reversed $1,646 of excess restructuring accruals, primarily related to the closure of its Puerto Rico printed circuit board fabrication facility.

     During the quarter ended June 30, 2002, the Company recorded a restructuring charge of $2,818 primarily related to the closure of its remaining printed circuit board assembly operation in San Jose, California and other workforce reductions in North America. The San Jose facility closure impacted a total of 198 employees, all of which were regular, non-union employees. 173 of these employees were terminated by the end of July 2002, the last month of operations with the remaining 25 transition team employees terminated during the third quarter of 2002. The other North American workforce reductions impacted a total of 73 employees, of which, 49 were regular, non-union employees and 24 were temporary employees.

     In connection with the closure of the San Jose, California printed circuit board assembly operation, the Company also recorded impairment charges totaling $4,748 to write-down to fair value assets being held for sale related to this operation. The impairment consisted of a write-down of $1,888 for land and building and $2,860 for machinery and equipment as well as office equipment. The Company is actively holding this property and equipment for sale and expects to complete the disposal of these assets during the fourth quarter of 2002 or the first quarter of 2003. At September 30, 2002, these assets had a net book value of $6,598, of which, $4,600 related to the land and building.

     During the quarter ended September 30, 2002, the Company recorded the following charges related to its ongoing restructuring efforts:

     A restructuring charge of $5,834 related to the closure of the Company's Granby, Quebec printed circuit board fabrication facility. The charge consisted of $4,304 related to personnel and severance, $160 related to lease and other contractual obligations and $1,370 related to other. The Granby, Quebec facility closure impacted a total of 118 employees, all of which were regular, non-union employees. Forty-seven (47) of these employees were terminated during the third quarter of 2002, with the remaining 71 employees to be terminated during the fourth quarter of 2002.

     A restructuring charge of $6,246 related to the closures of the Company's regional headquarter offices in Richmond, Virginia and London, England. The charge consisted of $2,746 related to personnel and severance and $3,500 related to leases and other contractual commitments. The closures of these regional headquarters impacted a total of 38 employees, all of which were regular, non-union employees. Two (2) of these employees were terminated during the third quarter of 2002, with the remaining employees to be terminated during the fourth quarter of 2002 and the first quarter of 2003.

     The Company also recorded charges totaling $711 related to other North American and European workforce reductions that impacted a total of 108 employees, all of which were regular, non-union employees.

     Additionally, during the third quarter of 2002, the Company reversed restructuring charges totaling $1,064 primarily related to the remaining restructuring accruals recorded in connection with the closure of its Puerto Rico printed circuit board facility that was sold in September 2002.

     Also, in connection with the continued economic downturn, during the third quarter of 2002, the Company evaluated the carrying amount of certain long-lived assets for impairment. The Company's evaluation identified the long-lived assets related to its Juarez, Mexico EMS facility were impaired as the carrying amount of these assets exceeded the undiscounted cash flows expected to be generated by these assets. The Company then had these assets appraised based on prices for similar assets in use, resulting in an impairment charge of $4,267.

     Below is a table summarizing restructuring and impairment activity for the nine months ended September 30, 2002:

                                                         NINE MONTHS ENDED         CUMULATIVE DRAWDOWNS
                                     BALANCE AT          SEPTEMBER 30, 2002        --------------------   BALANCE AT
                                    DECEMBER 31,  ------------------------------     CASH      NON-CASH  SEPTEMBER 30,
                                        2001      CHARGES   REVERSALS    TOTAL     PAYMENTS    CHARGES       2002
                                    ------------  --------  ---------   --------   --------    --------  -------------
Restructuring Activities:
  Personnel and severance ........  $      7,570  $ 10,669  $      --   $ 10,669   $  5,110    $     --  $      13,129
  Lease and other contractual
    commitments ..................         7,343     4,696     (2,528)     2,168      2,848          --          6,663
  Other ..........................           155     2,361       (182)     2,179        735          --          1,599
Asset Impairments ................            --     9,024         --      9,024         --       9,024             --
                                    ------------  --------  ---------   --------   --------    --------  -------------

Total restructuring and
   impairment charges ............  $     15,068  $ 26,750  $  (2,710)  $ 24,040   $  8,693    $  9,024  $      21,391
                                    ============  ========  =========   ========   ========    ========  =============


    The restructuring and impairment charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are executed.

4.   INVENTORIES

     The composition of inventories at September 30, 2002, is as follows:

         Raw materials..................................    $  47,203
         Work in process................................       27,625
         Finished goods.................................       31,365
                                                            ---------
            Total.......................................    $ 106,193
                                                            =========

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

     Had the implementation of SFAS 142 occurred at January 1, 2001, and amortization of goodwill ceased, net loss, basic net loss per weighted average common share and diluted net loss per weighted average common share for the three and nine months ended September 30, 2001, would have been as follows:

                                                      SEPTEMBER 30, 2001
                                                  --------------------------
                                                  THREE MONTHS   NINE MONTHS
                                                     ENDED          ENDED
                                                  ------------   -----------
     Net loss, as reported......................  $   (204,981)  $  (408,258)
     Add back:  goodwill amortization...........         4,765        14,260
                                                  ------------   -----------

     Adjusted net loss..........................  $   (200,216)  $  (393,998)
                                                  ============   ===========

     Included in the Company's intangible assets at December 31, 2001 and September 30, 2002 is goodwill totaling approximately $240,000 that is not subject to amortization. During the three and nine months ended September 30, 2002, the Company paid $35 for acquisitions of patents. The components of intangible assets subject to amortization were as follows:

                                          DECEMBER 31, 2001               SEPTEMBER 30, 2002
                                    -----------------------------    -----------------------------
                                    GROSS CARRYING   ACCUMULATED     GROSS CARRYING   ACCUMULATED
                                        AMOUNT       AMORTIZATION        AMOUNT       AMORTIZATION
                                    --------------   ------------    --------------   ------------
  Developed technologies ........     $   37,443     $    (14,969)     $   38,203     $    (17,649)
  Customer list .................         70,240          (57,463)         70,419          (70,419)
  Other .........................          2,651             (496)          2,686             (917)
                                      ----------     ------------      ----------     ------------
       Total ....................     $  110,334     $    (72,928)     $  111,308     $    (88,985)
                                      ==========     ============      ==========     ============

     Expected future annual amortization expense is as follows:

     Fiscal Years:

                  2002*................................... $     862
                  2003....................................     2,819
                  2004....................................     2,432
                  2005....................................     2,185
                  2006....................................     1,989
                  Thereafter..............................    11,967
                                                           ---------
                                                           $  22,254
                                                           =========

     *Represents remaining three month period ending December 31, 2002.

6.   LONG-TERM OBLIGATIONS AND PREPACKAGED PLAN OF REORGANIZATION

     The composition of long-term obligations at September 30, 2002, is as follows:

     Credit Agreement:
         Term facilities.....................................................    $   436,750
         Revolvers...........................................................         88,470
     Senior Subordinated Notes due 2007......................................        400,000
     Series B Senior Subordinated Notes due 2007.............................        100,000
     Series B Senior Subordinated Notes due 2007, Premium....................          2,696
     Senior Unsecured Notes, including paid-in-kind interest of $17,735......        117,735
     Senior Unsecured Notes, discount........................................        (21,800)
     Other and capital lease obligations.....................................          6,979
                                                                                 -----------
                                                                                   1,130,830
     Less: current maturities and amounts subject to acceleration............      1,122,932
                                                                                 -----------
                                                                                 $     7,898
                                                                                 ===========

     The Company has experienced and continues to experience financial difficulties primarily as a result of the dramatic downturn in telecommunication and networking component demand that occurred in 2001 and continues through 2002.

     On October 1, 2002, Group and Viasystems, each filed, together with a prepackaged plan of reorganization (the "Plan"), a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. None of Viasystems, Inc.'s subsidiaries have filed for protection under the Bankruptcy Code.

     Pursuant to a solicitation of acceptances of the Plan conducted prior to filing the Plan with the Bankruptcy Court, the Company believes it received sufficient votes in favor of the Plan to meet the requirements of the Bankruptcy Code for confirmation of the Plan. Votes to accept the Plan were tendered by, among others, (i) holders of approximately 87% of the bank debt under our senior secured credit facility, (ii) holders of 100% of our senior unsecured notes, and
(iii) holders of approximately 77% of our senior subordinated notes. The holders of Group's equity securities were not solicited.

     Subject to the proposed modifications set forth below, the Plan, as filed with the Bankruptcy Court on October 1, 2002, provides that:

     (i) Viasystems' senior secured credit facility will be reduced by $77.4 million from proceeds of the Rights Offering and Exchange described below and will be restructured to provide for an aggregate term loan facility of $448 million and a revolving facility ("Exit facility") of up to $62 million with a letter of credit subfacility of $15 million;

     (ii) Viasystems' senior unsecured notes will be cancelled, and in exchange the holders thereof will receive (a) shares of a new class of junior preferred stock of Group having a liquidation preference of $120.1 million and (b) shares equaling 6.3% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan);

     (iii) claims held by the Secretary of State for Trade and Industry of the United Kingdom ("DTI") pursuant to a guaranty made by Viasystems with respect to a 12 million pound loan made by DTI to Viasystems Tyneside Limited will be cancelled, and in exchange DTI will receive (a) shares of a new class of junior preferred stock of Group with a liquidation preference of up to $13.5 million and (b) shares equaling up to 0.7% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan);

     (iv) Viasystems' senior subordinated notes will be cancelled, and in exchange the holders thereof will receive shares equaling up to 70.2% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the
Plan);

     (v) claims held by the general unsecured creditors of Group will be cancelled, and in exchange the holders thereof will receive warrants, the exercise price of which will be based on a $1.15 billion total enterprise value, to purchase shares equaling 0.6% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan);

     (vi) claims held by the general unsecured creditors of Viasystems will be cancelled, and in exchange the holders thereof will receive non-transferable subordinated promissory notes in amounts equal to 85% of such claims with all accrued interest and principal payable on the tenth anniversary of the effective date of the Plan;

     (vii) the Series B Preferred Stock of Group will be cancelled, and in exchange the holders thereof will receive warrants, the exercise price of which will be based on a $1.15 billion total enterprise value, to purchase shares equaling 5.4% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan);

     (viii) the existing common stock, options and warrants of Group will be cancelled, and the holders thereof will not receive any distribution under the Plan; and

     (ix) Group will adopt an incentive option plan authorizing the issuance of stock options to purchase shares equaling 10.0% of the common stock of Group and, on the effective date of the Plan, will issue up to 80% of such options, the exercise price of which will be based on a $828 million total enterprise value, to its employees.

     The Company intends to file a motion to modify certain terms of the Plan. If the Plan, as modified, is confirmed and becomes effective, the treatment of claims described in clauses (iii), (v), and (vi) of the paragraph immediately above will be modified as follows:

     (i) claims held by the Secretary of State for Trade and Industry of the United Kingdom ("DTI") pursuant to a guaranty made by Viasystems with respect to a 12 million pound loan made by DTI to Viasystems Tyneside Limited ("VTL") will be cancelled, and in exchange DTI will receive a note in an amount equal to 9 million pounds with interest payable semi-annually in cash on a current basis and principal payable from December 31, 2008 through December 31, 2010 (provided all amounts due and owing under our senior secured credit facility are not paid in full prior to October 1, 2008); provided, however, proceeds received by DTI pursuant to the liquidation of VTL will reduce the outstanding principal under the note;

     (ii) claims held by the general unsecured creditors of Group will be cancelled, and in exchange each holder thereof will receive the lesser of (a) a pro rata distribution of shares equaling 0.3% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan) and (b) shares of the common stock of Group having a value equal to the amount of such holder's claim; and

     (iii) claims held by the general unsecured creditors of Viasystems will be cancelled, and in exchange the holders thereof will receive non-transferable subordinated promissory notes in amounts equal to 100% of such claims with interest payable semi-annually in cash on a current basis and principal payable from December 31, 2008 through December 31, 2010.

     The Company does not believe that the modifications described above will require it to resolicit acceptances of the Plan. Additionally, the Company believes that prior to the date that any principal payments are due under the note to be issued to DTI, that DTI will receive proceeds from the liquidation of VTL in amounts sufficient to offset any principal payments that the Company would otherwise be required to make.

     In addition, pursuant to the Plan, the Company will (i) issue rights to purchase shares of a new class of senior convertible preferred stock of Group convertible into 16.3% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan), at an aggregate purchase price of $53.7 million to affiliates of Hicks, Muse, Tate & Furst Incorporated, affiliates of GSC Partners, TCW Share Opportunity Fund III, L.P., and other holders of Viasystems' senior subordinated notes (the "Rights Offering") and (ii) exchange $23.7 million of bank debt under Viasystems' senior secured credit facility held by affiliates of Hicks, Muse, Tate & Furst Incorporated for shares equaling 7.2% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan) (the "Exchange"). Pursuant to commitment agreements, conditioned upon, among other things, the effectiveness of the Plan, affiliates of Hicks, Muse, Tate & Furst Incorporated, affiliates of GCS Partners, and TCW Share Opportunity Fund III, L.P. have severally committed to purchase all of the senior convertible preferred stock of Group offered in the Rights Offering. In consideration for such commitment, such parties will receive a fee equal to two percent of the price of the senior convertible preferred stock of Group that is purchased by such parties in the Rights Offering.

     On October 1, 2002, the Company entered into a $37.5 million dollar revolving working capital facility ("DIP facility") that is available to provide the Company with additional liquidity during the bankruptcy proceeding and prior to the date the Plan becomes effective. On October 25, 2002, the Bankruptcy Court entered an order authorizing the Company to borrow or obtain letters of credit under the DIP facility up to the full aggregate principal amount of $37.5 million.

     The Company continues to operate in Chapter 11 in the ordinary course of business and is attempting to maintain normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that the Company's customers will continue to do business or enter into new business with the Company.

     The Bankruptcy Court has set a hearing for the confirmation of the Plan for November 21, 2002. If the Bankruptcy Court enters an order confirming the Plan on or shortly after that date, the Company expects the effective date of the Plan to occur prior to December 31, 2002 or as soon as practicable thereafter. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court. In the event the Plan is not confirmed by the Bankruptcy Court, the Company would be required to negotiate, prepare and seek approval of an alternative plan of reorganization. No assurances can be given that the Company would be successful in these efforts.

     Borrowings under the Company's existing senior secured credit facility bear interest at floating rates which vary according to the interest option it selects. Base rate term loans bear interest at the then effective base rate plus an applicable margin ranging from 2.50% to 3.00%. Eurocurrency term loans bear interest at the then effective eurocurrency base rate plus an applicable margin ranging from 3.50% to 4.00%. Revolving credit loans bear interest, at the Company's option, at the then effective base rate plus 2.5% or the then effective eurocurrency base rate plus 3.50%. The Company's senior subordinated notes bear interest, payable semiannually, at the rate of 9 3/4% per annum.

     Borrowings under the Company's DIP Facility bear interest, at its option, at the then effective base rate plus 2.50% or the then effective eurocurrency base rate plus 3.50%.

     In the event that the Company is successful in consummating the restructuring and the Plan becomes effective, borrowings under the restructured senior secured credit facility will bear interest at floating rates which vary according to the tranche of the loan and the interest option the Company selects. Base rate Term Loan A facility loans will bear interest at the then effective base rate plus 2.50%. Base rate Term Loan B facility loans will bear interest at the then effective base rate plus 3.00%. Eurocurrency Term Loan A facility loans will bear interest at the then effective eurocurrency base rate plus 3.50%. Eurocurrency Term Loan B facility loans will bear interest at the then effective eurocurrency base rate plus 4.00%. Revolving credit loans will bear interest, at the Company's option, at the then effective base rate plus 2.25% or the then effective eurocurrency base rate plus 3.25%.

     As a result of the Company's failure to satisfy certain financial maintenance covenants contained in its senior secured credit facility and its failure to make scheduled interest payments on its senior subordinated notes events of default have occurred and are continuing thereunder. However, without obtaining relief from the automatic stay in the Company's Chapter 11 cases, its creditors do not have the right to accelerate payment or pursue other remedies with respect to such events of default. Additionally, all of the lenders under the

Company's senior secured credit facility, holders of 100% of the principal amount of the Company's outstanding unsecured senior notes and holders of 72.8% of the principal amount of the Company's outstanding senior subordinated notes have entered into a "Lockup" agreement which provides, among other things, that the parties thereto will not take any action or pursue any rights under the Company's senior secured credit facility, the Company's senior unsecured notes, or the Company's senior subordinated notes during the term of the Lockup agreement. The Lockup agreement may be terminated in the event the Plan does not become effective prior to January 31, 2003. As the Lockup agreement does not extend beyond 12 months and that there can be no assurance that the Plan will be successful, the Company has reclassified this indebtedness, in the approximate aggregate amount of $1.0 billion, as current liabilities.

     During the quarter ended September 30, 2002 and in connection with the closure of the Company's San Jose, California facility, the Company entered into an agreement to buyout the remaining lease payments due under certain capital leases held by Viasystems San Jose, Inc. As a result of the buyout, the Company recognized a gain on early extinguishment of capital leases of $656 that is included in other expense (income) in the condensed consolidated statement of operations.

7.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                    --------------------------      --------------------------
                                                                       2001            2002            2001            2002
                                                                    ----------      ----------      ----------      ----------
     Net loss .................................................     $ (204,981)     $  (60,705)     $ (408,258)     $ (133,965)
     Gain (loss) on derivatives instruments designated and
        qualifying as foreign currency cash flow hedging
        instruments ...........................................         (1,422)             --             879              --
     Foreign currency translation adjustments .................          9,211          (3,237)         (5,931)          8,882
                                                                    ----------      ----------      ----------      ----------
        Comprehensive loss ....................................     $ (197,192)     $  (63,942)     $ (413,310)     $ (125,083)
                                                                    ==========      ==========      ==========      ==========

8.   BUSINESS SEGMENT INFORMATION

     The Company operates in one business segment--a worldwide vertically integrated independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

    Pertinent financial data by major geographic segments is as follows:

                                 Three Months Ended              Nine Months Ended
                                   September 30,                    September 30,
                             --------------------------      --------------------------
NET SALES:                      2001            2002            2001            2002
                             ----------      ----------      ----------      ----------
     North America .....     $  134,247      $  120,319      $  515,116      $  382,261
     Europe ............         72,789          30,495         246,681          98,177
     Asia ..............         66,107          71,979         218,493         219,420
     Eliminations ......         (5,035)         (6,532)        (13,842)        (27,293)
                             ----------      ----------      ----------      ----------
        Total ..........     $  268,108      $  216,261      $  966,448      $  672,565
                             ==========      ==========      ==========      ==========

OPERATING INCOME (LOSS):
     North America .....     $ (113,687)     $  (40,092)     $ (291,657)     $  (60,863)
     Europe ............        (61,515)         (5,050)        (49,853)        (15,788)
     Asia ..............         (3,191)         10,501           8,593          16,950
                             ----------      ----------      ----------      ----------
        Total ..........     $ (178,393)     $  (34,641)     $ (332,917)     $  (59,701)
                             ==========      ==========      ==========      ==========

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Gain or loss on early extinguishment of debt" ("SFAS 145"), to be effective for fiscal years beginning after May 15, 2002, with immediate effectiveness for certain transactions occurring after May 15, 2002, with overall early adoption permitted. SFAS 145 among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt be classified as an extraordinary item. Upon adoption of SFAS 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Bulletin ("APB") No. 30. In addition, upon adoption of SFAS 145, all gains and losses from the early extinguishment of debt that had been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APB No. 30; any such gain or loss that would not have met the APB No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. As required by SFAS 145, the Company has recorded a gain of $0.7 million on early extinguishment of capital leases related to the closure of its San Jose, California facilities. The gain was recorded in other income for the three months ended September 30, 2002.

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

10.  SUBSEQUENT EVENT

     On October 1, 2002, a hearing was held, whereby, a court in France appointed an administrative receiver for Viasystems EMS - France SAS, an indirect wholly owned subsidiary of Group. The administrative receiver will evaluate the business during a six-month observation period to determine the best means of disposition of the business, either by sale or liquidation. Upon such appointment, the Company no longer has control of the entity and will no longer reflect the results of Viasystems EMS - France SAS in the Company's consolidated results. The Company expects to record a loss on disposition of approximately $26,000 during the fourth quarter of 2002.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

     Net sales for the three months ended September 30, 2002 were $216.3 million, representing a $51.8 million, or 19.3% decrease, from the same period in 2001. The decrease was primarily a result of continued weakness in sales to North American and European telecommunication and networking customers.

     Cost of goods sold for the three months ended September 30, 2002 was $171.3 million, or 79.2% of sales, compared to $225.5 million, or 84.1% of sales (excluding one-time write-offs of inventory totaling $0.8 million related to restructurings), for the three months ended September 30, 2001. Cost of goods sold as a percent of net sales decreased as a result of an increase in PCB sales as a percent of total sales and cost reductions realized during 2002, partially offset by lower absorption of our fixed overhead cost in our facilities throughout North America and Europe due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the three months ended September 30, 2002 of $23.1 million decreased by $0.3 million versus the comparable period in 2001. These costs decreased primarily due to cost reduction and restructuring activities implemented during 2001 and 2002.

     Depreciation and amortization decreased $10.3 million, from $31.0 million for the quarter ended September 30, 2001, to $20.7 million for the same period of 2002, primarily due to the implementation of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", whereby, effective January 1, 2002, goodwill and indefinite lived intangibles are no longer amortized and due to the fixed assets disposed of in connection with the 2001 restructuring and impairment activity.

     During the quarter ended September 30, 2002 we incurred $16.9 million in professional fees related to our plan of reorganization to reduce debt on our balance sheet.

     In light of the continued economic downturn related to many of our key telecommunication and networking customers, we have continued our restructuring activities during 2002. The continued downturn has made it necessary for us to regularly evaluate our cost position compared to currently anticipated levels of business. During 2002, this continued evaluation has resulted in additional plant shutdowns and downsizings to reduce costs to more appropriate levels, in line with current and expected customer demand. A summary of the restructuring activity taken during the quarter ended September 30, 2002 is as follows:

     A restructuring charge of $5.8 million was taken related to the closure of our Granby, Quebec printed circuit board fabrication facility. The charge consisted of $4.3 million related to personnel and severance, $0.1 million related to lease and other contractual obligations and $1.4 million related to other. The Granby, Quebec facility closure impacted a total of 118 employees, all of which were regular, non-union employees. Forty-seven (47) of these employees were terminated during the third quarter of 2002, with the remaining 71 employees to be terminated during the fourth quarter of 2002.

     A restructuring charge of $6.2 million was taken related to the closures of our regional headquarter offices in Richmond, Virginia and London, England. The charge consisted of $2.7 million related to personnel and severance and $3.5 million related to leases and other contractual commitments. The closures of these regional headquarters impacted a total of 38 employees, all of which were regular, non-union employees. Two (2) of these employees were terminated during the third quarter of 2002, with the remaining employees to be terminated during the fourth quarter of 2002 and the first quarter of 2003.

     We also recorded charges totaling $0.7 million related to other North American and European workforce reductions that impacted a total of 108 employees, all of which were regular, non-union employees.

     Additionally, during the third quarter of 2002, we reversed restructuring charges totaling $1.0 million primarily related to the remaining restructuring accruals recorded in connection with the closure of our Puerto Rico printed circuit board facility that was sold in September 2002.

     Also, in connection with the continued economic downturn, during the third quarter of 2002, we evaluated the carrying amount of certain long-lived assets for impairment. The evaluation identified the long-lived assets related to our Juarez, Mexico EMS facility were impaired as the carrying amount of these assets exceeded the undiscounted cash flows expected to be generated by these assets. We then had these assets appraised based on prices for similar assets in use, resulting in an impairment charge of $4.3 million.

     The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plans are executed.

     During the quarter ended September 30, 2002, we recorded a loss on sale of businesses totaling $2.4 million related to the sale of the Plastics Division of Viasystems EMS-UK Ltd. and the sale of the stock of Viasystems Puerto Rico, Inc.

     Interest expense increased $0.3 million, from $24.9 million for the quarter ended September 30, 2001, to $25.2 million for the same period of 2002, primarily due to increased interest expense related to the Senior Unsecured Notes partially offset by lower market benchmark interest rates compared to the third quarter of 2001.

     Amortization of deferred financing costs increased $0.2 million, from $1.1 million for the quarter ended September 30, 2001, to $1.3 million for the same period in 2002 due to amortization of deferred financing fees related to amendments to our Senior Credit Facility during 2002.

     Other expense (income) decreased $1.0 million, from expense of $0.6 million for the quarter ended September 30, 2001, to income of $0.4 million for the same period in 2002. The decrease was due to a gain on early extinguishment of capital leases of $0.7 million and foreign currency transaction gains recognized during the quarter ended September 30, 2002.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

     Net sales for the nine months ended September 30, 2002 were $672.6 million, representing a $293.8 million, or 30.4% decrease, from the same period in 2001. The decrease was primarily a result of continued weakness in sales to North American and European telecommunication and networking customers.

     Cost of goods sold for the nine months ended September 30, 2002 was $545.0 million, or 81.0% of sales, compared to $792.4 million, or 82.0% of sales (excluding one-time write-offs of inventory totaling $50.1 million related to restructurings), for the nine months ended September 30, 2001. Cost of goods sold as a percent of net sales decreased as a result of an increase in PCB sales as a percent of total sales and cost reductions realized during 2002, partially offset by lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the nine months ended September 30, 2002 of $69.0 million decreased by $6.2 million versus the comparable period in 2001. These costs decreased primarily due to cost reduction and restructuring activities implemented during 2001 and 2002.

     Depreciation and amortization decreased $27.9 million, from $98.3 million for the nine months ended September 30, 2001, to $70.4 million for the same period of 2002, primarily due to the implementation of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", whereby, effective January 1, 2002, goodwill and indefinite lived intangibles are no longer amortized and due to the fixed assets disposed of in connection with the 2001 and 2002 restructuring and impairment activity.

     During the nine months ended September 30, 2002, we incurred $21.5 million in professional fees related to our plan of reorganization to reduce debt on our balance sheet.

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

     Additionally, during the quarter ended March 31, 2002, we reversed $1.6 million of excess restructuring accruals, primarily related to the closure of our Puerto Rico PCB fabrication facility.

     During the quarter ended June 30, 2002, we recorded a restructuring charge of $2.8 million primarily related to the closure of our remaining printed circuit board assembly operation in San Jose, California and other workforce reductions in North America. The San Jose facility closure impacted a total of 198 employees, all of which were regular, non-union employees. 173 of these employees were terminated by the end of July 2002, the last month of operations with the remaining 25 transition team employees terminated during the third quarter of 2002. The other North American workforce reductions impacted a total of 73 employees, of which, 49 were regular, non-union employees and 24 were temporary employees.

     In connection with the closure of the San Jose, California printed circuit board assembly operation, we also recorded impairment charges totaling $4.8 million to write-down to fair value assets being held for sale related to this operation. The impairment consisted of a write-down of $1.9 million for land and building and $2.9 million for machinery and equipment as well as office equipment. We are actively holding this property and equipment for sale and expect to complete the disposal of these assets during the fourth quarter of 2002 or the first quarter of 2003. At September 30, 2002, these assets had a net book value of $6.6 million, of which, $4.6 million related to the land and building.

     During the quarter ended September 30, 2002, we recorded the following charges related to our ongoing restructuring efforts:

     A restructuring charge of $5.8 million was taken related to the closure of our Granby, Quebec printed circuit board fabrication facility. The charge consisted of $4.3 million related to personnel and severance, $0.1 million related to lease and other contractual obligations and $1.4 million related to other. The Granby, Quebec facility closure impacted a total of 118 employees, all of which were regular, non-union employees. Forty-seven (47) of these employees were terminated during the third quarter of 2002, with the remaining 71 employees to be terminated during the fourth quarter of 2002.

     A restructuring charge of $6.2 million was taken related to the closures of our regional headquarter offices in Richmond, Virginia and London, England. The charge consisted of $2.7 million related to personnel and severance and $3.5 million related to leases and other contractual commitments. The closures of these regional headquarters impacted a total of 38 employees, all of which were regular, non-union employees. Two (2) of these employees were terminated during the third quarter of 2002, with the remaining employees to be terminated during the fourth quarter of 2002 and the first quarter of 2003.

     We also recorded charges totaling $0.7 million related to other North American and European workforce reductions that impacted a total of 108 employees, all of which were regular, non-union employees.

     Additionally, during the third quarter of 2002, we reversed restructuring charges totaling $1.0 million primarily related to the remaining restructuring accruals recorded in connection with the closure of our Puerto Rico printed circuit board facility that was sold in September 2002.

     Also, in connection with the continued economic downturn, during the third quarter of 2002, we evaluated the carrying amount of certain long-lived assets for impairment. The evaluation identified the long-lived assets related to our Juarez, Mexico EMS facility were impaired as the carrying amount of these assets exceeded the undiscounted cash flows expected to be generated by these assets. We then had these assets appraised based on prices for similar assets in use, resulting in an impairment charge of $4.3 million.

     The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plans are executed.

     During the quarter ended September 30, 2002, we recorded a loss on sale of businesses totaling $2.4 million related to the sale of the Plastics Division of Viasystems EMS - UK Ltd. and the sale of the stock of Viasystems Puerto Rico, Inc.

     Interest expense increased $5.1 million, from $70.9 million for the nine months ended September 30, 2001, to $76.0 million for the same period of 2002, primarily due to increased interest expense related to the Senior Unsecured Notes partially offset by lower market benchmark interest rates compared to 2001.

     Amortization of deferred financing costs increased $0.7 million from $2.9 million for the nine months ended September 30, 2001, to $3.6 million for the same period in 2002 due to amortization of deferred financing fees related to amendments to our Senior Credit facility during 2002.

     Other expense (income) decreased $6.8 million, from expense of $1.5 million for the nine months ended September 30, 2001, to income of $5.3 million for the same period in 2002. The decrease primarily related to a $4.2 million gain on sale of our joint venture interest in Raintherm Limited, a gain on the early extinguishment of capital leases of $0.7 million and foreign currency transaction gains of $1.9 million recognized during the nine months ended September 30, 2002.

HOLDING COMPANY STRUCTURE

     Group is a holding company that has no significant assets other than the capital stock of Viasystems, Inc. and therefore, Group relies on dividends and distributions from Viasystems as its sole source of cash. Group's right to participate in dividends or other distributions from Viasystems is subject to restrictions imposed by the terms of our senior secured credit facility, senior unsecured notes and senior subordinated notes, as well as the prior rights of Viasystems' creditors and other statutory restrictions.

CASH FLOWS

     Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2002, compared to net cash provided by operating activities of $5.3 million for the same period in 2001. The increase in cash used in operating activities relates to payments made for 2002 restructuring activities and timing of collection of receipts from certain major customers, partially offset by timing of payments to vendors.

     Net cash used in investing activities was $8.2 million for the nine months ended September 30, 2002, compared to $71.5 million for the nine months ended September 30, 2001. The net cash used in investing activities for the nine months ended September 30, 2002 related to capital expenditures of $24.0 million, offset by $15.8 million of cash received from the sales of our joint venture interest, certain assets of the Plastics Division of Viasystems EMS-UK Ltd. and the sale of our entire equity interest of Viasystems Puerto Rico, Inc. The cash used in investing activities for the nine months ended September 30, 2001 was $71.5 million, of which, $60.9 million was related to capital expenditures with the remainder related to two small acquisitions.

     Net cash provided by financing activities was $71.3 million for the nine months ended September 30, 2002 compared to $47.3 million for the same period in 2001. The net cash provided by financing activities for the nine months ended September 30, 2002 related principally to borrowings of revolving loans under our senior credit facility partially offset by financing fees of $3.2 million paid related to the amendments to our senior credit facility. The net cash provided by financing activities for the nine months ended September 30, 2001 related principally to borrowings of revolving and term loans under our senior secured credit facility and borrowings related to the Senior Unsecured Notes, partially offset by payments made for the chips loan notes, other long-term obligations and financing fees.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced and continue to experience financial difficulties primarily as a result of the dramatic downturn in telecommunication and networking component demand that occurred in 2001 and continues through 2002.

     On October 1, 2002, Viasystems Group, Inc. and Viasystems, Inc., each filed, together with a prepackaged plan of reorganization (the "Plan"), a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. None of Viasystems, Inc.'s subsidiaries have filed for protection under the Bankruptcy Code.

     Pursuant to a solicitation of acceptances of the Plan conducted prior to filing the Plan with the Bankruptcy Court, we believe we received sufficient votes in favor of the Plan to meet the requirements of the Bankruptcy Code for confirmation of the Plan. Votes to accept the Plan were tendered by, among others, (i) holders of approximately 87% of the bank debt under our senior secured credit facility, (ii) holders of 100% of our senior unsecured notes, and
(iii) holders of approximately 77% of our senior subordinated notes. The holders of Group's equity securities were not solicited.

     Subject to the proposed modifications set forth below, the Plan, as filed with the Bankruptcy Court on October 1, 2002, provides that:

     (i) our senior secured credit facility will be reduced by $77.4 million from proceeds of the Rights Offering and Exchange described below and will be restructured to provide for an aggregate term loan facility of $448 million and a revolving facility ("Exit facility") of up to $62 million with a letter of credit subfacility of $15 million;

     (ii) our senior unsecured notes will be cancelled, and in exchange the holders thereof will receive (a) shares of a new class of junior preferred stock of Group having a liquidation preference of $120.1 million and (b) shares equaling 6.3% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan);

     (iii) claims held by the Secretary of State for Trade and Industry of the United Kingdom ("DTI") pursuant to a guaranty made by Viasystems with respect to a 12 million pound loan made by DTI to Viasystems Tyneside Limited will be cancelled, and in exchange DTI will receive (a) shares of a new class of junior preferred stock of Group with a liquidation preference of up to $13.5 million and (b) shares equaling up to 0.7% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan);

     (iv) our senior subordinated notes will be cancelled, and in exchange the holders thereof will receive shares equaling up to 70.2% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan);

     (v) claims held by the general unsecured creditors of Group will be cancelled, and in exchange the holders thereof will receive warrants, the exercise price of which will be based on a $1.15 billion total enterprise value, to purchase shares equaling 0.6% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan);

     (vi) claims held by the general unsecured creditors of Viasystems will be cancelled, and in exchange the holders thereof will receive non-transferable subordinated promissory notes in amounts equal to 85% of such claims with all accrued interest and principal payable on the tenth anniversary of the effective date of the Plan;

     (vii) the Series B Preferred Stock of Group will be cancelled, and in exchange the holders thereof will receive warrants, the exercise price of which will be based on a $1.15 billion total enterprise value, to purchase shares equaling 5.4% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan);

     (viii) the existing common stock, options and warrants of Group will be cancelled, and the holders thereof will not receive any distribution under the Plan; and

     (ix) Group will adopt an incentive option plan authorizing the issuance of stock options to purchase shares equaling 10.0% of the common stock of Group and, on the effective date of the Plan, will issue up to 80% of such options, the exercise price of which will be based on a $828 million total enterprise value, to its employees.

     We intend to file a motion to modify certain terms of the Plan. If the Plan, as modified, is confirmed and becomes effective, the treatment of claims described in clauses (iii), (v), and (vi) of the paragraph immediately above will be modified as follows:

     (i) claims held by the Secretary of State for Trade and Industry of the United Kingdom ("DTI") pursuant to a guaranty made by Viasystems with respect to a 12 million pound loan made by DTI to Viasystems Tyneside Limited ("VTL") will be cancelled, and in exchange DTI will receive a note in an amount equal to 9 million pounds with interest payable semi-annually in cash on a current basis and principal payable from December 31, 2008 through December 31, 2010 (provided all amounts due and owing under our senior secured credit facility are not paid in full prior to October 1, 2008); provided, however, proceeds received by DTI pursuant to the liquidation of VTL will reduce the outstanding principal under the note;

     (ii) claims held by the general unsecured creditors of Group will be cancelled, and in exchange each holder thereof will receive the lesser of (a) a pro rata distribution of shares equaling 0.3% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan) and (b) shares of the common stock of Group having a value equal to the amount of such holder's claim; and

     (iii) claims held by the general unsecured creditors of Viasystems will be cancelled, and in exchange the holders thereof will receive non-transferable subordinated promissory notes in amounts equal to 100% of such claims with interest payable semi-annually in cash on a current basis and principal payable from December 31, 2008 through December 31, 2010.

     We do not believe that the modifications described above will require us to resolicit acceptances of the Plan. Additionally, we believe that prior to the date that any principal payments are due under the note to be issued to DTI, that DTI will receive proceeds from the liquidation of VTL in amounts sufficient to offset any principal payments that we would otherwise be required to make.

     In addition, pursuant to the Plan, we will (i) issue rights to purchase shares of a new class of senior convertible preferred stock of Group convertible into 16.3% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan), at an aggregate purchase price of $53.7 million to affiliates of Hicks, Muse, Tate & Furst Incorporated, affiliates of GSC Partners, TCW Share Opportunity Fund III, L.P., and other holders of our senior subordinated notes (the "Rights Offering") and (ii) exchange $23.7 million of bank debt under our senior secured credit facility held by affiliates of Hicks, Muse, Tate & Furst Incorporated for shares equaling 7.2% of the common stock of Group, determined on a fully diluted basis (excluding the effects of a management incentive plan and warrants issued pursuant to the Plan) (the "Exchange"). Pursuant to commitment agreements, conditioned upon, among other things, the effectiveness of the Plan, affiliates of Hicks, Muse, Tate & Furst Incorporated, affiliates of GCS Partners, and TCW Share Opportunity Fund III, L.P. have severally committed to purchase all of the senior convertible preferred stock of Group offered in the Rights Offering. In consideration for such commitment, such parties will receive a fee equal to two percent of the price of the senior convertible preferred stock of Group that is purchased by such parties in the Rights Offering.

     On October 1, 2002, we entered into a $37.5 million dollar revolving working capital facility ("DIP facility") that is available to provide the Company with additional liquidity during the bankruptcy proceeding and prior to the date the Plan becomes effective. On October 25, 2002, the Bankruptcy Court entered an order authorizing us to borrow or obtain letters of credit under the DIP facility up to the full aggregate principal amount of $37.5 million.

     We continue to operate in Chapter 11 in the ordinary course of business and are attempting to maintain normal and regular trade terms with our suppliers and customers. There can be no assurance that our suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that our customers will continue to do business or enter into new business with the Company.

     The Bankruptcy Court has set a hearing for the confirmation of the Plan for November 21, 2002. If the Bankruptcy Court enters an order confirming the Plan on or shortly after that date, we expect the effective date of the Plan to occur prior to December 31, 2002 or as soon as practicable thereafter. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court. In the event the Plan is not confirmed by the Bankruptcy Court, we would be required to negotiate, prepare and seek approval of an alternative plan of reorganization. No assurances can be given that we would be successful in these efforts.

     As of September 30, 2002, we had $82.9 million of cash and cash equivalents and we had no revolver availability under the senior secured credit facility.

     We anticipate that our primary uses of cash for the next twelve months will be:

     o to meet working capital requirements;

     o for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capabilities, productivity improvements and product and process technology development; and

     o to pay interest on, and to repay principal of, indebtedness under our restructured senior secured credit facility.

     Our primary sources of cash are cash on hand, cash from operating activities, and, during the bankruptcy proceeding, borrowings under our $37.5 million dollar DIP facility. Following the effective date of the Plan we expect that our primary sources of cash will also include borrowings under the Exit facility. We anticipate that these sources of cash will be sufficient to meet our requirements for working capital, capital expenditures, and debt service over the next 12 months.

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

     Borrowings under our DIP Facility bear interest, at our option, at the then effective base rate plus 2.50% or the then effective eurocurrency base rate plus 3.50%.

     In the event that we are successful in consummating the restructuring and the Plan becomes effective, borrowings under the restructured senior secured credit facility will bear interest at floating rates which vary according to the tranche of the loan and the interest option we select. Base rate Term Loan A facility loans will bear interest at the then effective base rate plus 2.50%. Base rate Term Loan B facility loans will bear interest at the then effective base rate plus 3.00%. Eurocurrency Term Loan A facility loans will bear interest at the then effective eurocurrency base rate plus 3.50%. Eurocurrency Term Loan B facility loans will bear interest at the then effective eurocurrency base rate plus 4.00%. Revolving credit loans will bear interest, at our option, at the then effective base rate plus 2.25% or the then effective eurocurrency base rate plus 3.25%.

     As a result of our failure to satisfy certain financial maintenance covenants contained in our senior secured credit facility and our failure to make scheduled interest payments on our senior subordinated notes events of default have occurred and are continuing thereunder. However, without obtaining relief from the automatic stay in our Chapter 11 cases, our creditors do not have the right to accelerate payment or pursue other remedies with respect to such events of default. Additionally, all of the lenders under our senior secured credit facility, holders of 100% of the principal amount of our outstanding unsecured senior notes and holders of 72.8% of the principal amount of our outstanding senior subordinated notes have entered into a "Lockup" agreement which provides, among other things, that the parties thereto will not take any action or pursue any rights under our senior secured credit facility, our senior unsecured notes, or our senior subordinated notes during the term of the Lockup agreement. The Lockup agreement may be terminated in the event the Plan does not become effective prior to January 31, 2003.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Gain or loss on early extinguishment of debt"("SFAS 145"), to be effective for fiscal years beginning after May 15, 2002, with immediate effectiveness for certain transactions occurring after May 15, 2002, with overall early adoption permitted. SFAS 145 among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt be classified as an extraordinary item. Upon adoption of SFAS 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Bulletin ("APB") No. 30. In addition, upon adoption of SFAS 145, all gains and losses from the early extinguishment of debt that had been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APB No. 30; any such gain or loss that would not have met the APB No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. As required by SFAS 145, we have recorded a gain of $0.7 million on early extinguishment of capital leases related to the closure of our San Jose, California facilities. The gain was recorded in other income for the three months ended September 30, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At September 30, 2002, approximately $525.3 million of our long-term debt, specifically borrowings outstanding under Viasystems' senior credit facility bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2002, would have increased by approximately $7.9 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

ITEM 4. CONTROLS AND PROCEDURES

              (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the chief executive officer and the chief financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

              Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and the Company's chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

              (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              The information required by this item is incorporated by reference to the information in the section entitled "Liquidity and Capital Resources" in Item 2 of Part I of this quarterly report on Form 10-Q.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On August 30, 2002, we commenced a solicitation of acceptances of our prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code from (i) holders of our bank debt under our senior secured credit facility, (ii) holders of our unsecured senior notes, (iii) holders of our senior subordinated notes, (iv) our general unsecured creditors, and (v) certain of our other creditors. The holders of Group's equity securities were not solicited and were deemed to reject the plan of reorganization. On October 2, 2002, we announced that we believe that we have received sufficient votes in favor of the plan of reorganization to meet the requirements of the Bankruptcy Code for confirmation of the plan. Votes were tendered as follows:

                                       AMOUNT ACCEPTING       AMOUNT REJECTING      NUMBER ACCEPTING     NUMBER REJECTING
                                      (% OF AMOUNT VOTED)   (% OF AMOUNT VOTED)   (% OF AMOUNT VOTED)  (% OF AMOUNT VOTED)
                                      -------------------   -------------------   -------------------  -------------------
              Secured Credit              $543,605,137.59                    $0                    59                    0
              Agreement Claims                     (100%)                  (0%)                (100%)                 (0%)
              against Group

              Secured Credit              $502,186,813.16                    $0                    57                    0
              Agreement Claims                     (100%)                  (0%)                (100%)                 (0%)
              against Viasystems

              Senior Note Claims             $100,000,000                    $0                     7                    0
              and DTI Guaranty                     (100%)                  (0%)                (100%)                 (0%)
              Claims against
              Viasystems (1)

              Senior Subordinated            $376,835,500            $5,000,000                    65                    2
              Note Claims against                (98.69%)               (1.31%)              (97.01%)              (2.99%)
              Group

              Senior Subordinated            $383,215.500           $18,220,000                    65                    5
              Note Claims against                (95.46%)               (4.54%)              (92.86%)              (7.14%)
              Viasystems

              General Unsecured               $149,158.63            $19,178.83                     2                    1
              Claims against Group               (88.61%)              (11.39%)              (66.67%)             (33.33%)

              General Unsecured                        $0           $326,242.26                     0                    1
              Claims against                         (0%)                (100%)                  (0%)               (100%)
              Viasystems

              (1) The term DTI Guaranty Claims refers to claims held by the Secretary of State for Trade and Industry of the United Kingdom ("DTI") pursuant to a guaranty made by Viasystems with respect to a 12 million pound loan made by DTI to Viasystems Tyneside Limited.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.10 Disclosure Statement, dated August 30, 2002, of Viasystems Group, Inc. and Viasystems, Inc. (incorporated by reference to exhibit 99.2 to the Form 8-K of Viasystems Group, Inc. filed on September 3, 2002).

          2.11 Prepackaged Joint Plan of Reorganization of Viasystems Group, Inc. and Viasystems, Inc. under Chapter 11 of the Bankruptcy Code, dated October 1, 2002. *

          3.1 Certificate of Incorporation of Viasystems, Inc. (incorporated by reference to exhibit 3.1 to the Registration Statement of Viasystems, Inc. on Form S-1, Registration No. 333-29727 filed on June 20, 1997).

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

          4.12 Fourth Amendment and Waiver, dated as of May 29, 2002, with respect to the Credit Agreement, dated as of March 29, 2000, as amended by the First Amendment dated as of April 23, 2001, the Second Amendment dated as of June 28, 2001 and the Third Amendment dated as of March 29, 2002, among Viasystems Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems Canada Holdings, Print Service Holding N.V., the several banks and other financial institutions from time-to-time parties thereto, J.P. Morgan Bank Canada, as Canadian administrative agent, J.P. Morgan Europe Limited, as the multicurrency administrative agent, and J.P. Morgan Chase Bank, as administrative agent (incorporated by reference to exhibit
                  4.12 to Viasystems Group, Inc.'s Quarterly Report on Form 10-Q filed August 14, 2002).

          4.13 Revolving Credit Agreement, dated as of October 1, 2002, among Viasystems Group, Inc., as Guarantor, Viasystems, Inc., as Borrower, the Lender party thereto, JPMorgan Chase Bank, as Administrative Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to exhibit 4.13 to Viasystems Group, Inc.'s Quarterly Report on Form 10-Q filed November 14, 2002.)

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

          Filed September 3, 2002, Reporting Item 5. We announced that we had reached a final agreement with Viasystems Group, Inc. and Viasystems, Inc.'s bank lenders, Hicks, Muse, Tate & Furst, Incorporated and an Ad Hoc Committee of Bondholders regarding our previously announced financial restructuring, securing sufficient agreements to the restructuring to meet the requirements of the United States Bankruptcy Code for confirmation of the restructuring plan. We also announced that we had commenced soliciting acceptances of our proposed Chapter 11 Prepackaged Reorganization Plan from creditors.

          Filed October 2, 2002, Reporting Item 5. We announced that Viasystems Group, Inc. and Viasystems, Inc. filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

--------------

* Filed herewith.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         VIASYSTEMS, INC.

Dated:  November 14, 2002                By:
                                                       /s/ David M. Sindelar
                                                   -----------------------------
                                         Name:     David M. Sindelar
                                         Title:    Chief Executive Officer


                                         By:
                                                       /s/ Joseph S. Catanzaro
                                                   -----------------------------
                                         Name:     Joseph S. Catanzaro
                                         Title:    Senior Vice President and
                                                   Chief Financial Officer

                                 CERTIFICATIONS


I, David M. Sindelar, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Viasystems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                  /s/ David M. Sindelar
       --------------------               ---------------------------
                                          David M. Sindelar
                                          Chief Executive Officer

I, Joseph S. Catanzaro, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Viasystems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                    /s/ Joseph S. Catanzaro
       --------------------                 ---------------------------
                                            Joseph S. Catanzaro
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


          EXHIBIT
          NUMBER                        DESCRIPTION
          -------                       -----------
          2.10    Disclosure Statement, dated August 30, 2002, of Viasystems
                  Group, Inc. and Viasystems, Inc. (incorporated by reference to exhibit 99.2 to the Form 8-K of Viasystems Group, Inc. filed on September 3, 2002).

          2.11    Prepackaged Joint Plan of Reorganization of Viasystems Group,
                  Inc. and Viasystems, Inc. under Chapter 11 of the Bankruptcy
                  Code, dated October 1, 2002. *

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

          4.12 Fourth Amendment and Waiver, dated as of May 29, 2002, with respect to the Credit Agreement, dated as of March 29, 2000, as amended by the First Amendment dated as of April 23, 2001, the Second Amendment dated as of June 28, 2001 and the Third
                  Amendment dated as of March 29, 2002, among Viasystems Group,
                  Inc., Viasystems, Inc., as U.S. Borrower, Viasystems Canada
                  Holdings, Print Service Holding N.V., the several banks and other financial institutions from time-to-time parties thereto, J.P. Morgan Bank Canada, as Canadian administrative agent, J.P. Morgan Europe Limited, as the multicurrency administrative agent, and J.P. Morgan Chase Bank, as administrative agent (incorporated by reference to exhibit
                  4.12 to Viasystems Group, Inc.'s Quarterly Report on Form 10-Q filed August 14, 2002).

          4.13    Revolving Credit Agreement, dated as of October 1, 2002, among
                  Viasystems Group, Inc., as Guarantor, Viasystems, Inc., as
                  Borrower, the Lender party thereto, JPMorgan Chase Bank, as
                  Administrative Agent, and Deutsche Bank Trust Company
                  Americas, as Documentation Agent (incorporated by reference to exhibit 4.13 to Viasystems Group, Inc.'s Quarterly Report on
                  Form 10-Q filed November 14, 2002.)

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

          99.1 Certification by Joseph S. Catanzaro, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the "Sarbanes-Oxley Act of 2002". *

          99.2 Certification by David M. Sindelar, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the "Sarbanes-Oxley Act of 2002". *

--------------

* Filed herewith.