Form 10-Q
period 2004-06-30
VIASYSTEMS INC
filed 2004-08-27
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-114467
(Commission File Number)

Viasystems, Inc.

(Exact name of Registrant as specified in charter)

Delaware
(State or other jurisdiction of incorporation or organization)

43-177252
(I.R.S. Employer Identification No.)

101 South Hanley Road
St. Louis, MO 63105
(314) 727-2087
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☐                      NO ☑

As of June 30, 2004, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. & SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Viasystems, Inc. & Subsidiaries
	Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004 (unaudited)	2
	Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2004 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2004 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Disclosure Controls and Procedures	17

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19
Chief Executive Officer's Certification
Chief Financial Officer's Certification
Chief Executive Officer's Certification
Chief Financial Officer's Certification

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,676	$54,927
Accounts receivable, net	135,378	157,750
Inventories	87,744	100,920
Prepaid expenses and other	38,293	37,891

Total current assets	324,091	351,488
Property, plant and equipment, net	219,765	218,056
Deferred financing costs, net	8,806	7,894
Goodwill	173,350	172,549
Intangible assets, net	11,129	10,033
Other assets, net	20,417	14,294

Total assets	$757,558	$774,314

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$943	$1,001
Accounts payable	141,542	144,996
Accrued and other liabilities	69,155	75,939
Income taxes payable	589	268

Total current liabilities	212,229	222,204
Deferred taxes	18,650	18,566
Long-term debt, less current maturities	455,300	442,682
Other non-current liabilities	5,676	6,054

Total liabilities	691,855	689,506

Commitments and contingencies
Stockholder’s equity:
Paid-in capital	2,374,041	2,377,551
Accumulated deficit	(2,303,777)	(2,285,571)
Accumulated other comprehensive loss	(4,561)	(7,172)

Total stockholder’s equity	65,703	84,808

Total liabilities and stockholder’s equity	$757,558	$774,314

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net sales	$183,328	$236,270	$361,103	$462,332
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	143,572	189,955	284,117	370,812
Selling, general and administrative	16,002	20,421	33,335	40,440
Stock compensation expense	153	817	1,079	1,663
Depreciation	16,116	11,773	31,565	23,534
Amortization	768	382	1,521	766
Restructuring and impairment, net	—	(5,680)	—	(5,680)
Losses (gains) on dispositions of assets, net	—	—	130	(465)

Operating income	6,717	18,602	9,356	31,262

Other expenses:
Interest expense, net	7,319	9,453	14,847	18,858
Amortization of deferred financing costs	—	342	—	683
Reorganization items:
Reorganization expenses (reversals)	144	(9,798)	53,513	(9,798)
Loss from debt forgiveness	—	—	1,517	—
Other expense, net	6,486	938	6,281	1,890

Income (loss) before income taxes	(7,232)	17,667	(66,802)	19,629
Income taxes	—	1,423	—	1,423

Net income (loss)	$(7,232)	$16,244	$(66,802)	$18,206

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2003	2004
Cash flows from operating activities:
Net (loss) income	$(66,802)	$18,206
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock compensation expense charges	1,079	1,663
Losses (gains) on disposition of assets, net	130	(465)
Losses on sale of property, plant and equipment	6,782	590
Depreciation and amortization	33,086	24,300
Amortization of deferred financing costs	—	683
Loss from debt forgiveness	1,517	—
Write-off of non-cash items related to debt forgiveness	53,513	—
Deferred taxes	(3,140)	(2,315)
Change in assets and liabilities:
Accounts receivable	(13,348)	(22,272)
Inventories	4,992	(13,565)
Prepaid expenses and other	(10,334)	8,383
Accounts payable and accrued and other liabilities	1,886	10,902
Income taxes payable	940	381

Net cash provided by operating activities	10,301	26,491

Cash flows from investing activities:
Sale of business	(138)	—
Sale of property, plant and equipment	7	23
Capital expenditures	(17,745)	(23,323)

Net cash used in investing activities	(17,876)	(23,300)

Cash flows from financing activities:
Equity proceeds	102	—
Repayment of amounts due under long-term contractual obligations	—	(12,662)
Repayment of amounts due under credit facilities	(8,000)	—
Repayment of amounts under capital leases	(78)	—
Cash transfer (to) from parent	(572)	1,847
Financing fees and other	—	278

Net cash used in financing activities	(8,548)	(10,537)

Effect of exchange rate changes on cash and cash equivalents	(1,408)	(403)

Net change in cash and cash equivalents	(17,531)	(7,749)
Cash and cash equivalents at beginning of the period	83,060	62,676

Cash and cash equivalents at end of the period	$65,529	$54,927

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements of Viasystems, Inc. (“Viasystems”) and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems’ Registration Statement filed on Form S-4 with the Securities and Exchange Commission (SEC).

Nature of Business
Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards, wire harnesses and electro-mechanical solutions. Its products are used in a wide range of applications, including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and complex medical and technical instruments.

Principles of Consolidation The accompanying consolidated financial statements include the accounts of Viasystems. All intercompany balances and transactions have been eliminated in consolidation.

Employee Stock-Based Compensation
SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, was issued to provide alternative methods of transition of an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to the stock-based employee compensation and it amends Accounting Principles Board Opinion (APB) No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

Viasystems Group, Inc., the holding company parent of Viasystems (“Group” and, together with Viasystems, the “Company”), maintains a stock option plan. The Company records expenses attributable to Group’s stock option plans. In connection with Group’s prepackaged plan of reorganization, Group terminated its 1997 and 2001 stock option plan and adopted the 2003 stock option plan. The options issued under the 2003 stock option plan have a fixed exercise price and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date. As a result of the termination of the 1997 and 2001 stock option plans and the adoption of the 2003 stock option plan, under provision of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, certain options issued under the 2003 stock option plan are treated as “variable” options. As a result, the Company recorded non-cash compensation expense of $153 and $1,079 for the three and six months ended June 30, 2003, respectively.

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by the Company as described in SFAS No. 148, compensation cost recognized for the three and six months ended June 30, 2004 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Net income (loss), as reported	$(7,232)	$16,244	$(66,802)	$18,206
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	153	817	1,079	1,663
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	851	817	14,256	1,663

Pro forma net (loss) income	$(7,930)	$16,244	$(79,979)	$18,206

2.	Inventories

The composition of inventories at June 30, 2004, is as follows:

Raw materials	$36,793
Work in process	24,315
Finished goods.	39,812

Total	$100,920

3.	Long-term Debt

The composition of long-term debt at June 30, 2004, is as follows:

Credit Agreement:
Term facilities	$242,401
Revolver	—
Senior Subordinated Notes due 2011	200,000
Other debt and capital leases	1,282

443,683
Less: current maturities	1,001

$442,682

Credit Agreement

On January 31, 2003, Group, as guarantor, and Viasystems, as borrower, entered into a senior credit facility (the “2003 Credit Agreement”). The material terms of the 2003 Credit Agreement are as described below.

The 2003 Credit Agreement provided for: (a) a $69,433 term loan facility (the “Tranche A Term Loan”); (b) a $378,468 term loan facility (the “2003 Tranche B Term Loan”); and (c) a $51,289 revolving credit facility (the 2003 Revolving Loans), which includes a $15,000 letter of credit sub-facility. The Company used the proceeds from the Senior Subordinated Notes due 2011 to extinguish the Tranche A Term Loan and to pay down the 2003 Tranche B Term Loan to $242,401. The remaining principal becomes due and payable in 2008.

Borrowings under the Company’s 2003 Credit Agreement bear interest at floating rates, which vary according to the interest option the Company selects. Base rate term loans bear interest at the then effective base rate plus an applicable margin ranging from 3.75% to 4.25%. Eurocurrency term loans bear interest at the then effective euro currency base rate plus an applicable margin ranging from 4.75% to 5.25%. Revolving credit loans bear interest, at the Company’s option, at the then effective base rate plus 3.50% or the then effective euro currency base rate plus 4.50%. For the five months ended June 30, 2003 and the six months ended June 30, 2004, the weighted average interest rate on outstanding borrowings under the 2003 Credit Agreement was 6.5%.

The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the 2003 Revolving Loans.

At June 30, 2004, the Company had $50,084 of available borrowing capacity under its revolving credit facility (with $13,795 of such $50,084 available for issuances of letters of credit).

Senior Subordinated Notes due 2011

In December 2003, Viasystems completed an offering of $200,000 of 10 1/2% Senior Subordinated Notes due 2011 (the “2011 Notes”). Viasystems filed a Registration Statement on Form S-4 (Registration No. 333-114467) with respect to the registered exchange of the 2011 Notes, which became effective on July 14, 2004 and commenced an exchange offer on July 16, 2004. The exchange offer closed on August 16, 2004.

Interest on the 2011 Notes is due semiannually on January 15 and July 15. The Company may redeem the 2011 Notes at any time prior to January 15, 2008 at the redemption price of 100% plus a “make-whole” premium (as defined). In the event of an Initial Public Offering (as defined), 35% of the 2011 Notes may be redeemed at any time prior to January 15, 2007 at the redemption price of 110.5%, plus accrued and unpaid interest, if any, to the redemption date. In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2011 Notes at a redemption price of 101%, plus accrued and unpaid interest.

Department of Trade and Industry Notes

In conjunction with the Company’s pre-packaged plan of reorganization approved by the Bankruptcy Court, a £12 million (approximately $18.0 million) loan guaranteed by the Company was cancelled and in exchange the Department of Trade and Industry (the “DTI”) received a note (the “DTI Note”) in an amount equal to £9.0 million. Interest on the DTI Note is payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter. Principal on the DTI Note is payable from December 31, 2008 through December 31, 2010 (provided all amounts due and owing under the 2003 Credit Agreement are not paid in full prior to October 1, 2008); provided, however, proceeds received by the DTI pursuant to the liquidation of Viasystems Tyneside Limited (“VTL”) will reduce the outstanding principal under the DTI Note. The outstanding balance of the DTI Note was $12.5 million at December 31, 2003. In May 2004, the DTI Note was discharged in full as a result of proceeds received by the DTI from the liquidation of VTL, resulting in a gain of $9,798.

4.	Guarantor Subsidiaries

The 2011 Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of Viasystems other than its foreign subsidiaries. Each of the guarantor subsidiaries and non-guarantor subsidiaries is wholly-owned by Viasystems.

The following condensed consolidating financial information of Viasystems includes the accounts of Viasystems, the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries. Given the size of the non-guarantor subsidiaries relative to Viasystems on a consolidated basis, separate financial statements of the respective guarantor subsidiaries are not presented because management has determined that such information is not material in assessing the guarantor subsidiaries.

Balance Sheet as of December 31, 2003

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
ASSETS
Cash	$993	$38,236	$23,447	$—	$62,676
Accounts receivables	—	54,967	80,411	—	135,378
Inventory	—	27,279	60,465	—	87,744
Other current assets	446	12,174	25,673	—	38,293

Total current assets	1,439	132,656	189,996	—	324,091
Property, plant and equipment	—	12,358	207,407	—	219,765
Investment in subsidiary	341,638	(340,934)	—	(704)	—
Other assets	(34,320)	89,965	158,057	—	213,702

Total assets	$308,757	$(105,955)	$555,460	$(704)	$757,558

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$—	$172	$771	$—	$943
Accounts payable	—	33,085	108,457	—	141,542
Accrued and other liabilities	5,314	38,763	25,667	—	69,744

Total current liabilities	5,314	72,020	134,895	—	212,229
Long-term debt	454,927	373	—	—	455,300
Other non-current liabilities	(4,215)	6,374	24,629	—	26,788
Intercompany (receivable)/payable	(203,622)	(541,907)	743,067	—	(2,462)

Total liabilities	252,404	(463,140)	902,591	—	691,855
Total paid in capital and accumulated earnings (deficit)	70,264	341,638	(340,934)	(704)	70,264
Accumulated other comprehensive income (loss)	(13,911)	15,547	(6,197)	—	(4,561)

Total liabilities and stockholder’s equity (deficit)	$308,757	$(105,955)	$555,460	$(704)	$757,558

Balance Sheet as of June 30, 2004

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
ASSETS
Cash	$65	$28,187	$26,675	$—	$54,927
Accounts receivables	—	54,051	103,699	—	157,750
Inventory	—	35,276	65,644	—	100,920
Other current assets	1,111	11,804	24,976	—	37,891

Total current assets	1,176	129,318	220,994	—	351,488
Property, plant and equipment	—	11,965	206,091	—	218,056
Investment in subsidiary	364,174	(340,509)	—	(23,665)	—
Other assets	(47,875)	88,876	163,769	—	204,770

Total assets	$317,475	$(110,350)	$590,854	$(23,665)	$774,314

Current maturities of long-term debt	$—	$179	$822	$—	$1,001
Accounts payable	—	32,986	112,010	—	144,996
Accrued and other liabilities	17,276	40,773	18,158	—	76,207

Total current liabilities	17,276	73,938	130,990	—	222,204
Long-term debt	442,405	277	—	—	442,682
Other non-current liabilities	(3,550)	6,775	24,281	—	27,506
Intercompany (receivable)/ payable	(216,351)	(569,497)	782,962	—	(2,886)

Total liabilities	239,780	(488,507)	938,233	—	689,506
Total paid in capital and accumulated earnings (deficit)	91,980	364,174	(340,509)	(23,665)	91,980
Accumulated other comprehensive income (loss)	(14,285)	13,983	(6,870)	—	(7,172)

Total liabilities and stockholder’s equity (deficit)	$317,475	$(110,350)	$590,854	$(23,665)	$774,314

Statement of Operations for the three months ended June 30, 2003

					Viasystems,
	Viasystems,	Total	Total Non-		Inc.
	Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$77,823	$120,754	$(15,249)	$183,328
Operating expenses:					—
Cost of goods sold, exclusive of amounts shown separately below	—	71,063	87,758	(15,249)	143,572
Selling, general and administrative	—	5,455	10,547	—	16,002
Stock compensation expense	153	—	—	—	153
Depreciation	—	789	15,327	—	16,116
Amortization	55	—	713	—	768
Restructuring and impairment, net	—	—	—	—	—
Losses (gains) on disposition of assets, net	—	—	—	—	—

Operating (loss) income	(208)	516	6,409	—	6,717
Other expenses (income):
Interest expense, net	5,639	(7,420)	9,100	—	7,319
Amortization of deferred financing costs	—	—	—	—	—
Reorganization expenses (reversals)	144	—	—	—	144
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	32,123	(28,913)	3,276	—	6,486
Equity in (loss) earnings of subsidiaries	(28,505)	6,523	—	21,978	—

Income (loss) before income taxes	(9,609)	30,326	(5,967)	(21,978)	(7,232)
Income (credit) tax	(2,377)	1,821	556	—	—

Net (loss) income	$(7,232)	$28,505	$(6,523)	$(21,978)	$(7,232)

Statement of Operations for the three months ended June 30, 2004

					Viasystems,
	Viasystems,	Total	Total Non-		Inc.
	Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$104,566	$161,397	$(29,693)	$236,270
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	93,359	126,289	(29,693)	189,955
Selling, general and administrative	16	8,573	11,832	—	20,421
Stock compensation expense	817	—	—	—	817
Depreciation	—	399	11,374	—	11,773
Amortization	—	—	382	—	382
Restructuring and impairment, net	—	—	(5,680)	—	(5,680)
Losses (gains) on disposition of assets, net	—	—	—	—	—

Operating (loss) income	(833)	2,235	17,200	—	18,602
Other expenses (income):
Interest expense, net	7,524	(6,962)	8,891	—	9,453
Amortization of deferred financing costs	342	—	—	—	342
Reorganization expenses (reversals)	(9,798)	—	—	—	(9,798)
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	(117)	(3,473)	4,528	—	938
Equity in (loss) earnings of subsidiaries	(14,300)	(4,044)	—	18,344	—

Income (loss) before income taxes	15,516	16,714	3,781	(18,344)	17,667
Income (credit) tax	(728)	2,414	(263)	—	1,423

Net (loss) income	$16,244	$14,300	$4,044	$(18,344)	$16,244

Statement of Operations for the six months ended June 30, 2003

					Viasystems,
	Viasystems,	Total	Total Non-		Inc.
	Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$152,109	$233,005	$(24,011)	$361,103
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	134,165	173,963	(24,011)	284,117
Selling, general and administrative	—	12,875	20,460	—	33,335
Stock compensation expense	1,079	—	—	—	1,079
Depreciation	—	1,475	30,090	—	31,565
Amortization	109	—	1,412	—	1,521
Restructuring and impairment, net	—	—	—	—	—
Losses (gains) on disposition of assets, net	—	1,500	(1,370)	—	130

Operating (loss) income	(1,188)	2,094	8,450	—	9,356
Other expenses (income):
Interest expense, net	11,269	(14,548)	18,126	—	14,847
Amortization of deferred financing costs	—	—	—	—	—
Reorganization expenses (reversals)	53,513	—	—	—	53,513
Loss from debt forgiveness	1,517	—	—	—	1,517
Other expense (income), net	8,757	26,753	(29,229)	—	6,281
Equity in (loss) earnings of subsidiaries	(19,690)	(16,974)	—	36,664	—

Income (loss) before income taxes	(56,554)	6,863	19,553	(36,664)	(66,802)
Income tax (credit)	10,248	(12,827)	2,579	—	—

Net (loss) income	$(66,802)	$19,690	$16,974	$(36,664)	$(66,802)

Statement of Operations for the six months ended June 30, 2004

					Viasystems,
	Viasystems,	Total	Total Non-		Inc.
	Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$209,299	$307,680	$(54,647)	$462,332
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	186,688	238,771	(54,647)	370,812
Selling, general and administrative	18	17,045	23,377	—	40,440
Stock compensation expense	1,663	—	—	—	1,663
Depreciation	—	775	22,759	—	23,534
Amortization	—	—	766	—	766
Restructuring and impairment, net	—	—	(5,680)	—	(5,680)
Losses (gains) on disposition of assets, net	—	—	(465)	—	(465)

Operating (loss) income	(1,681)	4,791	28,152	—	31,262
Other expenses (income):
Interest expense, net	15,185	(14,106)	17,779	—	18,858
Amortization of deferred financing costs	683	—	—	—	683
Reorganization expenses (reversals)	(9,798)	—	—	—	(9,798)
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	14	(7,913)	9,789	—	1,890
Equity earnings in subsidiaries	(22,538)	(424)	—	22,962	—

Income (loss) before income taxes	14,773	27,234	584	(22,962)	19,629
Income taxes	(3,433)	4,696	160	—	1,423

Net (loss) income	$18,206	$22,538	$424	$(22,962)	$18,206

Statement of Cash Flows for the six months ended June 30, 2003

					Viasystems,
	Viasystems,	Total	Total Non-		Inc.
	Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(53,270)	$50,003	$13,568	$—	$10,301
Net cash provided by (used in) investing activities	—	(1,632)	(16,244)	—	(17,876)
Net cash provided by (used in) financing activities	(8,548)	—	—	—	(8,548)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(1,408)	—	(1,408)

Net change in cash and cash equivalents	(61,818)	48,371	(4,084)	—	(17,531)

Cash and cash equivalents at the beginning of the period	62,811	792	19,457	—	83,060

Cash and cash equivalents at the end of the period	$993	$49,163	$15,373	$—	$65,529

Statement of Cash Flows for the six months ended June 30, 2004

					Viasystems,
	Viasystems,	Total	Total Non-		Inc.
	Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,998	$(10,049)	$26,542	$—	$26,491
Net cash provided by (used in) investing activities	(289)	—	(23,011)	—	(23,300)
Net cash provided by (used in) financing activities	(10,637)	—	100	—	(10,537)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(403)	—	(403)

Net change in cash and cash equivalents	(928)	(10,049)	3,228	—	(7,749)

Cash and cash equivalents at the beginning of the period	993	38,236	23,447	—	62,676

Cash and cash equivalents at the end of the period	$65	$28,187	$26,675	$—	$54,927

5.	Restructuring and Impairment Charges

In light of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, the Company initiated restructuring activities during 2001 to adjust its cost position compared to anticipated levels of business. The Company also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments. These actions continued through 2003. There were no charges incurred in the six months ended June 30, 2003. During the three months ended June 30, 2004, the Company reversed a $0.1 million restructuring accrual related to a personnel accrual at its Canadian plant. In addition, the Company reversed a $6.1 million restructuring accrual based on its release from an operating lease contract of a closed business. These reversals were offset with a $0.5 million restructuring accrual related to the shutdown of its European EMS business in December of 2003.

Below are tables summarizing restructuring and the related activity as of and for the six months ended June 30, 2003 and 2004:

		Six Months Ended			Cumulative
	Balance	June 30, 2003			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/02	Charges	Reversals	Total	Payments	Charges	6/30/03
Restructuring Activities:
Personnel and severance	$10,460	$—	$—	$—	$(5,041)	$—	$5,419
Lease and other contractual commitments	11,768	—	—	—	(1,570)	—	10,198
Other	481	—	—	—	(481)	—	—

Total restructuring and impairment charges	$22,709	$—	$—	$—	$(7,092)	$—	$15,617

		Six Months Ended			Cumulative
	Balance	June 30, 2004			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/03	Charges	Reversals	Total	Payments	Charges	6/30/04
Restructuring Activities:
Personnel and severance	$4,076	$—	$(85)	$(85)	$(1,007)	$—	$2,984
Lease and other contractual commitments	9,574	484	(6,079)	(5,595)	(1,263)	—	2,716

Total restructuring and impairment charges	$13,650	$484	$(6,164)	$(5,680)	$(2,270)	$—	$5,700

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are is executed.

6.	Derivative Financial Instruments

Viasystems accounts for its derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

The decision to enter into forward purchase contracts was made after considering the future use of foreign currencies of Viasystems, the desired foreign exchange rate sensitivity and by exchange rate levels. Prior to entering into a hedge transaction, Viasystems formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The following is a summary of Viasystems’ accounting policies for derivative instruments and its activities under SFAS No. 149 and SFAS No. 133.

Cash Flow Hedges
Viasystems enters into foreign currency forward purchase contracts to convert floating exchange rates into fixed rates. The forward agreements provide for Viasystems to pay a fixed U.S. dollar amount to receive a fixed amount of foreign currency. Under the forward agreements Viasystems is to pay U.S. dollars and receive foreign currency on an interval basis. Amounts to be paid or received under these forward agreements are accounted for on a cash basis and recognized in cost of goods sold and selling, general, and administrative when the contracts are executed.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date. At June 30, 2004, there was $43 in deferred losses, net of tax, related to cash flow hedges recorded in other comprehensive income. All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.

The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.

The following table summarizes Viasystems derivative instrument activity at June 30, 2004.

		Weighted Avg.
		Remaining	Average
	Notional	Maturity in	Exchange
	Amount	Months	Rate
Cash flow hedges:
Mexican Peso	$21,368	2.3	11.6089
Canadian Dollar	15,000	3.0	1.3617
Euro	10,000	3.0	1.2594

Total	$46,368	2.7

Fair Value	$(43)

7.	Business Segment Information

The Company operates in one product business segment-a worldwide vertically integrated independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

The Company’s operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

Pertinent financial data by major geographic segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Sales:	2003	2004	2003	2004
North America	$97,033	$126,371	$186,748	$254,023
Europe	17,510	11,615	35,729	26,817
Asia	84,035	127,978	162,639	236,140
Eliminations	(15,250)	(29,694)	(24,013)	(54,648)

Total	$183,328	$236,270	$361,103	$462,332

Operating Income (Loss):
North America	$1,433	$3,925	$(3,458)	$7,136
Europe	(1,943)	1,578	(3,263)	280
Asia	7,227	13,099	16,077	23,846

Total	$6,717	$18,602	$9,356	$31,262

Net sales by product offering are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Sales:	2003	2004	2003	2004
Printed circuit boards	$89,308	$106,799	$173,808	$252,069
Wire harness and electro-mechanical solution	94,020	129,471	187,295	210,263

Total	$183,328	$236,270	$361,103	$462,332

8.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net (loss) income	$(7,232)	$16,244	$(66,802)	$18,206
Gain (loss) on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	—	346	—	(43)
Foreign currency translation adjustments	5,773	(33)	10,859	(2,568)

Comprehensive loss	$(1,459)	$16,557	$(55,943)	$15,595

9.	New Accounting Standards

In May 2004, the Emerging Issues Task Force (EITF) released Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF No. 03-06 provides guidance on the calculation and disclosure of earnings per share. Specifically, EITF No. 03-06 requires that “earnings available to common shareholders” be calculated including participating securities (e.g. preferred stock). The adoption of EITF No. 03-06 is required for all financial periods beginning after March 31, 2004. The results of adoption of EITF No. 03-06 had no impact on Viasystems financial statements.

10.	Recent Events

On December 17, 2003, Viasystems offered and sold $200.0 million aggregate principal amount of 10.5% senior subordinated notes in a private placement. The net proceeds from the offering, which were approximately $190 million after deducting fees, expenses, and discounts, were used as follows: (1) approximately $54.7 million was used to repay in full the term A loan under our senior credit facility and (2) approximately $135.3 million was used to repay a portion of the term B loan under our senior credit facility. In accordance with its obligations under the Exchange and Registration Rights Agreement dated December 17, 2003, Viasystems registered an equal amount of senior subordinated notes pursuant to a Registration Statement on Form S-4, which became effective on July 14, 2004 and commenced an exchange offer on July 16, 2004. The exchange offer closed on August 16, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this information statement.

We have made forward-looking statements in this analysis that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or other similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this information statement.

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

General

We are a leading worldwide provider of complex multi-layer printed circuit boards, wire harnesses and electro-mechanical solutions. Our products are used in a wide range of applications, including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and complex medical and technical instruments. We have 15 facilities in five countries around the world, which are strategically located to maximize the benefits delivered to our customers and to optimize our operations. Our facilities in North America and Europe offer technologically advanced products and services, while our facilities in China and Mexico offer high-quality, high-volume production at low costs. We employ best practices among our globally integrated facilities to actively migrate technology from North America and Europe to China and Mexico. Approximately 92% of our employees are located in six facilities in China and four facilities in Mexico.

We are a supplier to over 200 original equipment manufacturers, or OEMs, in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Cisco Systems, Inc., Delphi Corp., Electrolux AB, General Electric Company, Huawei Technologies, Lucent Technologies, Inc., Maytag Corporation, Siemens AG, Sun Microsystems, Inc. and Whirlpool Corporation. We are also a supplier to electronic manufacturing services, or EMS, providers and have developed strategic alliances with leaders such as Celestica, Inc. and Solectron Corporation to supply them with our products.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2004

Net sales for the three months ended June 30, 2004, were $236.3 million, representing a $53.0 million, or 28.9% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sale of printed circuit boards increased by approximately $17.5 million, or 19.6%, as a result of greater product demand and the installation of additional capacity. Sales of wire harnesses and electro-mechanical solutions for the three months ended June 30, 2004 increased from the same period in 2003 by approximately $35.5 million, or 37.8%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

Cost of goods sold for the three months ended June 30, 2004, was $190.0 million, or 80.4% of net sales compared to $143.6 million, or 78.3% of net sales, for the three months ended June 30, 2003. Cost of goods sold as a percent of net sales increased as a result of higher material costs.

Selling, general and administrative expenses increased $4.4 million, from $16.0 million for the three months ended June 30, 2003, to $20.4 million for the three months ended June 30, 2004. These costs increased due to increased sales volume, changes in foreign exchange rates, inflation, audit expenses, and our preparation for Sarbanes-Oxley Section 404 compliance.

Stock compensation expense (non-cash) increased $0.6 million from $0.2 million for the three months ended June 30, 2003 to $0.8 million for the three months ended June 30, 2004. The difference in the expense recognized is attributable to the adoption of SFAS No. 123 on January 1, 2004. Prior to the adoption of SFAS No. 123, options were expensed under the guidelines of FIN No. 44.

Depreciation and amortization decreased $4.7 million, from $16.9 million for the three months ended June 30, 2003, to $12.2 million for the three months ended June 30, 2004. These costs decreased due to a reduced fixed asset base as a result of the fourth quarter 2003 impairment of property and equipment at our Canadian and European printed circuit board facilities as well as at our North American electro-mechanical solutions facilities. The decreases were further driven by decreases in amortization of intangibles related to prior year impairment of developed technologies at our Canadian and European printed circuit board facilities.

During the three months ended June 30, 2004, we reversed a $0.1 million restructuring accrual related to a personnel accrual at our Canadian plant. In addition, we reversed a $6.1 million restructuring accrual based on our release from an operating lease contract for a closed business. These reversals were offset with a $0.5 million restructuring accrual related to the shutdown of its European EMS business in December of 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2004, were $462.3 million, representing a $101.2 million, or 28.0% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sale of printed circuit boards increased by approximately $78.3 million, or 45.1%, as a result of greater product demand and the installation of additional capacity. Sales of wire harnesses and electro-mechanical solutions for the six months ended June 30, 2004 increased from the same period in 2003 by approximately $22.9 million, or 12.2%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

Cost of goods sold for the six months ended June 30, 2004, was $370.8 million, or 80.2% of net sales compared to $284.1 million, or 78.7% of net sales, for the six months ended June 30, 2003. Cost of goods sold as a percent of net sales increased as a result of higher material costs.

Selling, general and administrative expenses increased $7.1 million, from $33.3 million for the six months ended June 30, 2003, to $40.4 million for the six months ended June 30, 2004. These costs increased due to increased sales volume, changes in foreign exchange rates, inflation, audit expenses, and our preparation for Sarbanes-Oxley Section 404 compliance.

Stock compensation expense (non-cash) increased $0.6 million from $1.1 million for the six months ended June 30, 2003 to $1.7 million for the six months ended June 30, 2004. The difference in the expense recognized is attributable to the adoption of SFAS No. 123 on January 1, 2004. Prior to the adoption of SFAS No. 123, options were expensed under the guidelines of FIN No. 44.

Depreciation and amortization decreased $8.8 million, from $33.1 million for the six months ended June 30, 2003, to $24.3 million for the six months ended June 30, 2004. These costs decreased due to a reduced fixed asset base as a result of the fourth quarter 2003 impairment of property and equipment at our Canadian and European printed circuit board facilities as well as at our North American electro-mechanical solutions facilities. The decreases were further driven by decreases in amortization of intangibles related to prior year impairment of developed technologies at our Canadian and European printed circuit board facilities.

During the three months ended June 30, 2004, we reversed a $0.1 million restructuring accrual related to a personnel accrual at our Canadian plant. In addition, we reversed a $6.1 million restructuring accrual based on our release from an operating lease contract for a closed business. These reversals were offset with a $0.5 million restructuring accrual related to the shutdown of its European EMS business in December of 2003.

Liquidity and Capital Resources

Our principal liquidity requirements will be for debt service requirements, working capital needs and cash expenditures associated with capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

Net cash provided by operating activities was $26.5 million for the six months ended June 30, 2004, compared to $10.3 million provided for the six months ended June 30, 2003. Changes in cash flow were principally a result of increased net income. Timing of receipts from certain customers, inventory management and payment to vendors also influenced the cash balances.

Net cash used in investing activities was $23.4 million for the six months ended June 30, 2004, compared to $17.9 million for the six months ended June 30, 2003. The net cash used in investing activities for the six months ended June 30, 2004 related to capital expenditures of $23.4 million. The cash used in investing activities for the six months ended June 30, 2003 related to capital expenditures of $17.7 million, primarily in China.

Net cash used in financing activities was $10.4 million for the six months ended June 30, 2004 compared to $8.5 million for the same period in 2003. The net cash used in financing activities for the six months ended June 30, 2004 related principally to the full payment of $12.7 million to the United Kingdom Department of Trade and Industry (DTI). The net cash payments used in financing activities for the six months ended June 30, 2003 related principally to payments of term loans under our senior secured credit facility.

New Accounting Standards

In May 2004, the Emerging Issues Task Force (EITF) released Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF No. 03-06 provides guidance on the calculation and disclosure of earnings per share. Specifically, EITF No. 03-06 requires that “earnings available to common shareholders” be calculated including participating securities (e.g. preferred stock). The adoption of EITF No. 03-06 is required for all financial periods beginning after March 31, 2004. The results of adoption of EITF No. 03-06 had no impact on our financial statements.

Recent Events

On December 17, 2003, we offered and sold $200.0 million aggregate principal amount of 10.5% senior subordinated notes in a private placement. The net proceeds from the offering, which were approximately $190 million after deducting fees, expenses, and discounts, were used as follows: (1) approximately $54.7 million was used to repay in full the term A loan under our senior credit facility and (2) approximately $135.3 million was used to repay a portion of the term B loan under our senior credit facility. In accordance with its obligations under the Exchange and Registration Rights Agreement dated December 17, 2003, we registered an equal amount of senior subordinated notes pursuant to a Registration Statement on Form S-4, which became effective on July 14, 2004 and commenced an exchange offer on July 16, 2004. The exchange offer closed on August 16, 2004.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2004, approximately $242.4 million of our long-term debt, specifically borrowings outstanding under Viasystems’ senior secured credit facility bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2004, would have increased by approximately $2.4 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2004 there were foreign currency hedge instruments outstanding for the Mexican Peso, Canadian Dollar and Euro.

Item 4: Disclosure Controls and Procedures

As of June 30, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 27, 2004.

VIASYSTEMS, INC.
By:	/s/ David M. Sindelar
	Name:	David M. Sindelar
	Title:	Chief Executive Officer

By:	/s/ Joseph S. Catanzaro
	Name:	Joseph S. Catanzaro
	Title:	Senior Vice President & Chief Financial Officer