Form 10-Q/A
period 2004-06-30
VIASYSTEMS INC
filed 2004-08-30
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

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

The note entitled “Business Segment Information” of Item 1 of Part I of the Registrant’s Form 10-Q for the six months ended June 30, 2004 is hereby amended as follows to correct an error in the net sales disclosure between Printed Circuit Boards and Wire Harness and Electro-mechanical Solutions.

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

The Company’s operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

Pertinent financial data by major geographic segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Sales:	2003	2004	2003	2004
North America	$97,033	$126,371	$186,748	$254,023
Europe	17,510	11,615	35,729	26,817
Asia	84,035	127,978	162,639	236,140
Eliminations	(15,250)	(29,694)	(24,013)	(54,648)

Total	$183,328	$236,270	$361,103	$462,332

Operating Income (Loss):
North America	$1,433	$3,925	$(3,458)	$7,136
Europe	(1,943)	1,578	(3,263)	280
Asia	7,227	13,099	16,077	23,846

Total	$6,717	$18,602	$9,356	$31,262

Net sales by product offering are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Sales:	2003	2004	2003	2004
Printed circuit boards	$89,308	$106,799	$173,808	$210,263
Wire harness and electro-mechanical solutions	94,020	129,471	187,295	252,069

Total	$183,328	$236,270	$361,103	$462,332

8.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net (loss) income	$(7,232)	$16,244	$(66,802)	$18,206
Gain (loss) on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	—	346	—	(43)
Foreign currency translation adjustments	5,773	(33)	10,859	(2,568)

Comprehensive loss	$(1,459)	$16,557	$(55,943)	$15,595

9.	New Accounting Standards

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

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2004, were $462.3 million, representing a $101.2 million, or 28.0% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sale of printed circuit boards increased by approximately $36.5 million, or 21.0%, as a result of greater product demand and the installation of additional capacity. Sales of wire harnesses and electro-mechanical solutions for the six months ended June 30, 2004 increased from the same period in 2003 by approximately $64.8 million, or 34.6%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 30, 2004.

VIASYSTEMS, INC.
By:	/s/ David M. Sindelar
	Name:	David M. Sindelar
	Title:	Chief Executive Officer

By:	/s/ Joseph S. Catanzaro
	Name:	Joseph S. Catanzaro
	Title:	Senior Vice President & Chief Financial Officer