Form 10-Q
period 2004-09-30
VIASYSTEMS INC
filed 2004-11-12
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES [X] NO []

As of September 30, 2004, there were 1,000 shares of Viasystems, Inc.‘s Common Stock outstanding.

VIASYSTEMS, INC. & SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

                                                                                                                                                                                                                                       PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Viasystems, Inc. & Subsidiaries
        Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004........................................  2
        Consolidated Statements of Operations for the three and nine months ended
           September 30, 2003 and 2004.................................................................................................................  3
        Consolidated Statements of Cash Flows for the nine months ended

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................... ................................................................... 22

SIGNATURES............................................................................................ ..................................................... 23

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

                                                                                          December 31,       September 30,
                                                                                              2003               2004
                                                                                          ------------       -------------
ASSETS

Current assets:
     Cash and cash equivalents..................................................          $      62,676      $      43,105
     Accounts receivable, net...................................................                135,378            155,787
     Inventories................................................................                 87,744             98,718
     Prepaid expenses and other.................................................                 38,293             38,114
                                                                                          -------------      -------------
        Total current assets....................................................                324,091            335,724
     Property, plant and equipment, net.........................................                219,765            227,288
     Deferred financing costs, net..............................................                  8,806              7,765
     Goodwill...................................................................                173,350            172,719
     Intangible assets, net.....................................................                 11,129             10,682
     Other assets, net..........................................................                 20,417             14,012
                                                                                          -------------      -------------
        Total assets............................................................          $     757,558      $     768,190
                                                                                          =============      =============

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
     Accounts payable...........................................................            $   141,542        $   147,584
     Accrued and other liabilities..............................................                 69,155             69,095
     Income taxes payable.......................................................                    589                555
     Current maturities of long-term debt.......................................                    943              1,023
                                                                                            -----------        -----------
        Total current liabilities...............................................                212,229            218,257
     Deferred taxes.............................................................                 18,650             19,493
     Long-term debt, less current maturities....................................                455,300            442,635
     Other non-current liabilities..............................................                  5,676              5,378
                                                                                            -----------        -----------
        Total liabilities.......................................................                691,855            685,763
                                                                                            -----------        -----------

Commitments and contingencies

Stockholder's equity:
     Common stock, par value $.01 per share, 1,000 shares authorized, issued, and
        outstanding at December 31, 2003 and September 30, 2004.................                   --                 --
     Paid-in capital............................................................              2,374,041           2,378,381
     Accumulated deficit........................................................             (2,303,777)         (2,288,181)
     Accumulated other comprehensive loss.......................................                 (4,561)             (7,773)
                                                                                             ----------         -----------
        Total stockholder's equity..............................................                 65,703              82,427
                                                                                             ----------         -----------
        Total liabilities and stockholder's equity..............................             $  757,558         $   768,190
                                                                                             ==========         ===========

        See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                                  2003               2004               2003            2004
                                                                  ----               ----               ----            ----

Net sales............................................        $     186,504    $     220,987      $     547,607    $     683,319
Operating expenses:
     Cost of goods sold, exclusive of amounts shown
        separately below.............................              149,172          181,989            433,288          552,802
     Selling, general and administrative.............               15,290           18,976             48,625           59,417
     Stock compensation expense......................                  152              830              1,231            2,493
     Depreciation....................................               17,251           11,998             48,816           35,532
     Amortization....................................                  730              325              2,251            1,114
     Restructuring and impairment, net...............                  823               --                823          (5,680)
     Losses (gains) on dispositions of assets, net...                   --               --                130            (465)
                                                              ------------     ------------        -----------      -----------
Operating income.....................................                3,086            6,869             12,443           38,106
                                                              ------------     ------------        -----------      -----------
Other expenses:
     Interest expense, net...........................                7,361            9,522             22,209           28,380
     Amortization of deferred financing costs........                   --              357                 --            1,017
     Reorganization items:
        Reorganization expenses (reversals)..........                1,216               26             54,729          (9,772)
        Loss from debt forgiveness...................                   --               --              1,517               --
     Other expense, net..............................                8,591             (822)            14,874            1,066
                                                              ------------     ------------        -----------      -----------
Income (loss) before income taxes....................              (14,082)          (2,214)           (80,886)          17,415
Income taxes.........................................                   --              396                 --            1,819
                                                              ------------     ------------        -----------      -----------
        Net (loss) income............................         $    (14,082)     $    (2,610)      $    (80,886)     $    15,596
                                                              ============     ============        ===========      ===========

        See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                              ---------------------------
                                                                                                 2003              2004
                                                                                              ----------        ---------
Cash flows from operating activities:
   Net (loss) income...............................................................            $  (80,886)       $   15,596
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Non-cash stock compensation expense charges..................................                 1,231             2,493
      Losses (gains) on disposition of assets, net.................................                   130              (465)
      Losses on sale of property, plant and equipment..............................                 6,678               594
      Depreciation and amortization................................................                51,067            36,646
      Amortization of deferred financing costs.....................................                    --             1,017
      Loss from debt forgiveness...................................................                 1,517                --
      Write-off of non-cash items related to debt forgiveness......................                54,729                --
      Gain from sale of North Tyneside facility....................................                    --            (9,798)
      Deferred taxes...............................................................                (3,666)           (3,193)
      Change in assets and liabilities:
          Accounts receivable......................................................               (14,226)          (20,254)
          Inventories..............................................................                 1,932           (11,020)
          Prepaid expenses and other...............................................                (4,912)           16,203
          Accounts payable and accrued and other liabilities.......................                15,562             9,120
          Intercompany receivable with Viasystems Group, Inc.......................                (3,789)            1,082
          Income taxes payable.....................................................                 1,265               645
                                                                                                ---------         ---------
               Net cash provided by operating activities...........................                26,632            38,666
                                                                                                ---------         ---------
   Cash flows from investing activities:
      Sale of business.............................................................                  (138)               --
      Sale of property, plant and equipment........................................                   395                23
      Capital expenditures.........................................................               (28,876)          (43,642)
                                                                                                ---------         ---------
               Net cash used in investing activities...............................               (28,619)          (43,619)
                                                                                                ----------        ---------
   Cash flows from financing activities:
      Equity proceeds..............................................................                   102                --
      Repayment of amounts due under long-term contractual obligations.............                    --           (12,732)
      Repayment of amounts due under credit facilities.............................               (18,744)               --
      Financing fees and other.....................................................                    --               103
                                                                                                ---------         ---------
               Net cash used in financing activities...............................               (18,642)          (12,629)
                                                                                                ---------         ---------

Effect of exchange rate changes on cash and cash equivalents.......................                (3,632)           (1,989)
                                                                                                ---------         ---------
Net change in cash and cash equivalents............................................               (24,261)          (19,571)

Cash and cash equivalents at beginning of the period...............................                83,060            62,676
                                                                                                ---------         ---------
Cash and cash equivalents at end of the period.....................................            $   58,799        $   43,105
                                                                                                =========         =========

        See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

1. Basis of Presentation

      Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Viasystems, Inc. (“Viasystems”) and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems’ Registration Statement filed on Form S-4 with the Securities and Exchange Commission (“SEC”).

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

      Employee Stock-Based Compensation

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, was issued to provide alternative methods of transition of an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to the stock-based employee compensation and it amends Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

Viasystems Group, Inc., the holding company parent of Viasystems (“Group” and, together with Viasystems, the “Company”), maintains a stock option plan. The Company records expenses attributable to Group’s stock option plan. In connection with Group’s prepackaged plan of reorganization, Group terminated its 1997 and 2001 stock option plans and adopted the 2003 stock option plan. The options issued under the 2003 stock option plan have a fixed exercise price and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date. As a result of the termination of the 1997 and 2001 stock option plans and the adoption of the 2003 stock option plan, under provision of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, certain options issued under the 2003 stock option plan are treated as “variable” options. As a result, the Company recorded non-cash compensation expense of $152 and $1,231 for the three and nine months ended September 30, 2003, respectively.

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by the Company as described in

SFAS No. 148, compensation cost recognized for the three and nine months ended September 30, 2004 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

                                                                 Three Months                      Nine Months
                                                              Ended September 30,              Ended September 30,
                                                              -------------------              -------------------
                                                              2003          2004               2003            2004
                                                         ------------    ------------      ------------    ------------

     Net income (loss), as reported..................    $    (14,082)   $     (2,610)     $    (80,886)   $     15,596
       Add:   Stock-based employee compensation
              expense included in reported net (loss)
              income, net of related tax effects.....             152             830             1,231           2,493
       Less: Total stock-based employee compensation
              expense determined under fair value
              based method for all awards, net of
              related tax effects....................             836             830            15,091           2,493
                                                         -------------   ------------      -------------   ------------
     Pro forma net (loss) income.....................    $    (14,766)   $     (2,610)     $    (94,746)   $     15,596
                                                         =============   =============     =============   ============

2. Inventories

        The composition of inventories at September 30, 2004, is as follows:

     Raw materials...................................................................................      $     33,913
     Work in process.................................................................................            21,526
     Finished goods..................................................................................            43,279
                                                                                                           ------------
        Total........................................................................................      $     98,718
                                                                                                           ============

3. Long-term Debt

        The composition of long-term debt at September 30, 2004, is as follows:

          Credit Agreement:
              Term facilities........................................................................      $    242,401
              Revolver...............................................................................                --
          Senior Subordinated Notes due 2011.........................................................           200,000
          Other debt and capital leases..............................................................             1,257
                                                                                                           ------------
                                                                                                                443,658
          Less: current maturities...................................................................             1,023
                                                                                                           ------------
                                                                                                           $    442,635
                                                                                                           ============

      Credit Agreement

On January 31, 2003, Group, as guarantor, and Viasystems, as borrower, entered into a senior credit facility (the “2003 Credit Agreement”). The 2003 Credit Agreement provided for: (a) a $69,433 term loan facility (the “Tranche A Term Loan”); (b) a $378,468 term loan facility (the “Tranche B Term Loan”); and (c) a $51,289 revolving credit facility (the “Revolving Loans”), which includes a $15,000 letter of credit sub-facility. The Company used the proceeds from the Senior Subordinated Notes due 2011 to extinguish the Tranche A Term Loan and to pay down the 2003 Tranche B Term Loan to $242,401. The remaining principal of the Tranche B Term Loan was to become due and payable in 2008.

Current borrowings under the Company’s 2003 Credit Agreement bear interest at floating rates,

which vary according to the interest option the Company selects. The Tranche B Term loan bore interest, at the Company’s option, at the then effective base rate plus 4.25% or the then effective euro currency base rate plus 5.25%. Revolving credit loans bear interest, at the Company’s option, at the then effective base rate plus 3.50% or the then effective euro currency base rate plus 4.50%. For the eight months ended September 30, 2003 and the nine months ended September 30, 2004, the weighted average interest rates on outstanding borrowings under the 2003 Credit Agreement were 6.5% and 6.7%, respectively.

On October 7, 2004, Group, as guarantor, and Viasystems, as borrower, amended the 2003 Credit Agreement to provide for a new $265,000 term loan facility (the “New Tranche B Term Loan”). The Company used the proceeds from the New Tranche B Term Loan to extinguish the original Tranche B Term Loan. Interest on the New Tranche B Term Loan will be payable quarterly and will be determined, at the option of the Company, at the then effective base rate plus 3.25% or the then effective euro currency rate plus 4.25%. Beginning in 2005, principal payments will be payable quarterly in the amount of $2,650 per year until June 30, 2009 at which time the remaining $253,075 will become due and payable on September 30, 2009.

The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the Revolving Loans.

At September 30, 2004, the Company had $50,084 of available borrowing capacity under its revolving credit facility (with $13,795 of such $50,084 available for issuances of letters of credit).

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

      Department of Trade and Industry Notes

In conjunction with the Company’s pre-packaged plan of reorganization approved by the Bankruptcy Court, a £12 million (approximately $18 million) loan guaranteed by the Company was cancelled and in exchange the Department of Trade and Industry (the “DTI”) received a note (the “DTI Note”) in an amount equal to £9 million. Interest on the DTI Note was payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter. Principal on the DTI Note was payable from December 31, 2008 through December 31, 2010 (provided all amounts due and owing under the 2003 Credit Agreement were not paid in full prior to October 1, 2008); provided, however, proceeds received by the DTI pursuant to the liquidation of Viasystems Tyneside Limited (“VTL”) would reduce the outstanding principal under the DTI Note. The outstanding balance of the DTI Note was $12.5 million at December 31, 2003. In May 2004, the DTI

Note was discharged in full as a result of proceeds received by the DTI from the liquidation of VTL, resulting in a gain of $9,798.

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

      Balance Sheet as of December 31, 2003

                                                                    Total     Total Non-              Viasystems, Inc.
                                               Viasystems, Inc.   Guarantor   Guarantor  Eliminations Consolidated
                                               ----------------  ----------  ----------  ------------ ---------------
ASSETS
Cash.......................................    $            993  $  38,236   $  23,447    $     --      $ 62,676
Accounts receivables.......................                  --     54,967      80,411          --       135,378
Inventory..................................                  --     27,279      60,465          --        87,744
Other current assets.......................                 446     12,174      25,673          --        38,293
                                                ---------------   --------    --------     -------       -------
Total current assets.......................               1,439    132,656     189,996          --       324,091
Property, plant and equipment..............                  --     12,358     207,407          --       219,765
Investment in subsidiary...................             341,638   (340,934)         --        (704)           --
Other assets...............................             (34,320)    89,965     158,057          --       213,702
                                                ---------------   --------    --------     -------       -------
Total assets...............................    $        308,757  $(105,955)  $ 555,460    $   (704)     $757,558
                                                ===============   ========    ========     =======       =======
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current maturities of  long-term debt......    $             --  $     172   $     771    $     --      $    943
Accounts payable...........................                  --     33,085     108,457          --       141,542
Accrued and other liabilities..............               5,314     38,763      25,667          --        69,744
                                                ---------------   --------    --------     -------       -------
Total current liabilities..................               5,314     72,020     134,895          --       212,229
Long-term debt.............................             454,927        373          --          --       455,300
Other non-current liabilities..............              (4,215)     6,374      24,629          --        26,788
Intercompany (receivable)/payable..........            (203,724)   (539,343)   743,067          --            --
Intercompany (receivable)/payable with                      102     (2,564)         --          --        (2,462)
                                                ---------------   --------    --------     -------       -------
Viasystems Group, Inc......................
Total liabilities..........................             252,404   (463,140)    902,591          --       691,855
Total paid in capital and accumulated                    70,264    341,638    (340,934)       (704)       70,264
earnings (deficit).........................
Accumulated other comprehensive income (loss)           (13,911)    15,547      (6,197)         --        (4,561)
                                                ---------------   --------    --------     -------       -------
Total liabilities and stockholder's equity
(deficit)..................................    $        308,757  $(105,955)  $ 555,460    $   (704)     $757,558
                                                ===============   ========    ========     =======       =======

      Balance Sheet as of September 30, 2004

                                                  Viasystems,        Total     Total Non-              Viasystems, Inc.
                                                     Inc.          Guarantor   Guarantor  Eliminations Consolidated
                                                ---------------   ----------  ----------  ------------ --------------
ASSETS
Cash.......................................    $            329   $  19,707   $  23,069    $     --      $ 43,105
Accounts receivables.......................                  --      52,808     102,979          --       155,787
Inventory..................................                  --      32,012      66,706          --        98,718
Other current assets.......................               1,111      12,799      24,204          --        38,114
                                                ---------------    --------    --------     -------       -------
Total current assets.......................               1,440     117,326     216,958          --       335,724
Property, plant and equipment..............                  --      12,013     215,275          --       227,288
Investment in subsidiary...................             370,281    (395,784)         --      25,503            --
Other assets...............................             (47,680)     85,817     167,041          --       205,178
                                                ---------------    --------    --------     -------       -------
Total assets...............................    $        324,041   $(180,628)  $ 599,274    $ 25,503      $768,190
                                                ===============    ========    ========     =======       =======

Current maturities of long-term debt.......    $             --   $     184   $     839    $     --      $  1,023
Accounts payable...........................                  --      34,293     113,291          --       147,584
Accrued and other liabilities...........`...              8,618      29,737      31,295          --        69,650
                                                ---------------    --------    --------     -------       -------
Total current liabilities..................               8,618      64,214     145,425          --       218,257
Long-term debt.............................             442,401         234          --          --       442,635
Other non-current liabilities..............              (3,551)      6,948      25,017          --        28,414
Intercompany (receivable)/ payable.........            (198,184)   (638,257)    837,429        (988)           --
  Intercompany (receivable)/payable with
Viasystems Group, Inc                                        --      (3,543)         --          --        (3,543)
                                                ---------------    --------   ---------     -------       -------
Total liabilities..........................             249,284    (570,404)  1,007,871        (988)      685,763
Total paid in capital and accumulated                    88,880     370,775    (395,946)     26,491        90,200
earnings (deficit).........................
Accumulated other comprehensive income (loss)           (14,123)     19,001     (12,651)         --        (7,773)
                                                ---------------    --------   ---------     -------       -------
Total liabilities and stockholder's equity
(deficit)..................................    $        324,041   $(180,628)  $ 599,274    $ 25,503      $768,190
                                                ===============    ========    ========     =======       =======

      Statement of Operations for the three months ended September 30, 2003

                                                                                                      Viasystems,
                                                  Viasystems,      Total     Total Non-                   Inc.
                                                     Inc.        Guarantor   Guarantor   Eliminations Consolidated
                                               ---------------   ---------   ---------   ------------ ------------
Net sales..................................   $             --  $  82,026   $ 121,876     $(17,398)     $186,504
Operating expenses:
  Cost of goods sold, exclusive of amounts
    shown separately below.................                 --     73,936      92,634      (17,398)      149,172
  Selling, general and administrative......                168      5,794       9,328           --        15,290
  Stock compensation expense...............                152         --          --           --           152
  Depreciation.............................                 --        854      16,397           --        17,251
  Amortization.............................                 49         --         681           --           730
  Restructuring and impairment, net........                 --         --         823           --           823
  Losses (gains) on disposition of assets,                  --         --          --           --            --
    net....................................    ---------------   --------     -------      -------       -------
Operating (loss) income....................               (369)     1,442       2,013           --         3,086
Other expenses (income):
  Interest expense, net....................              5,606     (7,278)      9,033           --         7,361
  Amortization of deferred financing costs.                 --         --          --           --            --
  Reorganization expenses (reversals)......              1,216         --          --           --         1,216
  Loss from debt forgiveness...............                 --         --          --           --            --
  Other expense (income), net..............              7,695     (4,821)      5,717           --         8,591
Equity in (loss) earnings of subsidiaries..             (1,249)   (13,139)         --       14,388            --
                                               ---------------   --------      ------      -------       -------
Income (loss) before income taxes..........            (16,135)       402     (12,737)      14,388       (14,082)
Income (credit) tax........................             (2,053)     1,651         402           --            --
                                               ---------------   --------     -------      -------       -------
Net (loss) income..........................   $        (14,082) $  (1,249)  $ (13,139)    $ 14,388      $(14,082)
                                               ===============   ========    ========      =======       =======

      Statement of Operations for the three months ended September 30, 2004

                                                                                                     Viasystems,
                                                  Viasystems,      Total     Total Non-                  Inc.
                                                     Inc.        Guarantor   Guarantor  Eliminations Consolidated
                                               ---------------   ---------   ---------  ------------ ------------
Net sales..................................   $             --  $ 100,199   $ 146,037    $(25,249)      $220,987
Operating expenses:
  Cost of goods sold, exclusive of amounts
    shown separately below.................                 --     88,808     118,430     (25,249)       181,989
  Selling, general and administrative......                264      7,950      10,762          --         18,976
  Stock compensation expense...............                830         --          --          --            830
  Depreciation.............................                 --        405      11,593          --         11,998
  Amortization.............................                 --         --         325          --            325
  Restructuring and impairment, net........                 --         --          --          --             --
  Losses (gains) on disposition of assets,
    net....................................                 --         --          --          --             --
                                                --------------   --------     -------      ------        -------
Operating (loss) income....................             (1,094)     3,036       4,927          --          6,869
Other expenses (income):
  Interest expense, net....................              7,528     (7,179)      9,173          --          9,522
  Amortization of deferred financing costs.                357         --          --          --            357
  Reorganization expenses (reversals)......                 26         --          --          --             26
  Loss from debt forgiveness...............                 --         --          --          --             --
  Other expense (income), net..............              1,556    (54,402)     52,024          --           (822)
Equity in (loss) earnings of subsidiaries..              6,133    (55,250)         --      49,117             --
                                                --------------   --------     -------      ------         ------
Income (loss) before income taxes..........             (4,428)     9,367     (56,270)     49,117         (2,214)
Income (credit) tax........................             (1,818)     3,234      (1,020)         --            396
                                                --------------   --------     -------      ------         ------
Net (loss) income..........................   $         (2,610) $   6,133   $ (55,250)   $ 49,117       $ (2,610)
                                                ==============   ========    ========     =======        =======

      Statement of Operations for the nine months ended September 30, 2003

                                                                                                     Viasystems,
                                                  Viasystems,      Total     Total Non-                  Inc.
                                                     Inc.        Guarantor   Guarantor  Eliminations Consolidated
                                               ---------------   ---------   ---------  ------------ ------------
Net sales..................................   $             --  $ 234,135   $ 354,881    $(41,409)      $547,607
Operating expenses:
  Cost of goods sold, exclusive of amounts
    shown separately below.................                 --    208,100     266,597     (41,409)       433,288
  Selling, general and administrative......                168     18,669      29,788          --         48,625
  Stock compensation expense...............              1,231         --          --          --          1,231
  Depreciation.............................                 --      2,329      46,487          --         48,816
  Amortization.............................                158         --       2,093          --          2,251
  Restructuring and impairment, net........                 --         --         823          --            823
  Losses (gains) on disposition of assets,
     net...................................                 --      1,500      (1,370)         --            130
                                                --------------    -------      ------      ------        -------
Operating (loss) income....................             (1,557)     3,537      10,463          --         12,443
Other expenses (income):
  Interest expense, net....................             16,878    (21,826)     27,157          --         22,209
  Amortization of deferred financing costs.                 --         --          --          --             --
  Reorganization expenses (reversals)......             54,729         --          --          --         54,729
  Loss from debt forgiveness...............              1,517         --          --          --          1,517
  Other expense (income), net..............             16,449     21,934     (23,509)         --         14,874
Equity in (loss) earnings of subsidiaries..             18,440      3,834          --     (22,274)            --
                                                --------------    -------      ------     -------        -------
Income (loss) before income taxes..........            (72,690)     7,263       6,815     (22,274)       (80,886)
Income tax (credit)........................              8,196    (11,177)      2,981          --             --
                                                --------------    -------      ------     -------        -------
Net (loss) income..........................   $        (80,886) $  18,440   $   3,834    $(22,274)      $(80,886)
                                                ==============   ========    ========     =======        =======

      Statement of Operations for the nine months ended September 30, 2004

                                                                                                     Viasystems,
                                                  Viasystems,      Total     Total Non-                  Inc.
                                                     Inc.        Guarantor   Guarantor  Eliminations Consolidated
                                               ---------------   ---------   ---------  ------------ ------------
Net sales..................................   $             --  $ 309,498   $ 453,717    $(79,896)      $683,319
Operating expenses:
  Cost of goods sold, exclusive of amounts
    shown separately below.................                 --    275,497     357,201     (79,896)       552,802
  Selling, general and administrative......                282     24,996      34,139          --         59,417
  Stock compensation expense...............              2,493         --          --          --          2,493
  Depreciation.............................                 --      1,180      34,352          --         35,532
  Amortization.............................                 --         --       1,114          --          1,114
  Restructuring and impairment, net........                 --         --      (5,680)         --         (5,680)
  Losses (gains) on disposition of assets,
    net....................................                 --         --        (465)         --           (465)
                                                --------------    -------     -------      ------        -------
Operating (loss) income....................             (2,775)     7,825      33,056          --         38,106
Other expenses (income):
  Interest expense, net....................             22,714    (21,286)     26,952          --         28,380
  Amortization of deferred financing costs.              1,017         --          --          --          1,017
  Reorganization expenses (reversals)......             (9,772)        --          --          --         (9,772)
  Loss from debt forgiveness...............                 --         --          --          --             --
  Other expense (income), net..............              1,566    (62,314)     61,814          --          1,066
Equity in (loss) earnings in subsidiaries..             28,644    (54,850)         --      26,206             --
                                                --------------    -------     -------      ------        -------
Income (loss) before income taxes..........             10,344     36,575     (55,710)     26,206         17,415
Income taxes...............................             (5,252)     7,931        (860)         --          1,819
                                                --------------   --------    --------     -------        -------
Net (loss) income..........................   $         15,596  $  28,644   $ (54,850)   $ 26,206       $ 15,596
                                                ==============   ========    ========     =======        =======

      Statement of Cash Flows for the nine months ended September 30, 2003

                                                                                                     Viasystems,
                                                 Viasystems,       Total     Total Non-                 Inc.
                                                    Inc.         Guarantor   Guarantor  Eliminations Consolidated
                                                -------------    ---------   ---------  ------------ ------------
Net cash provided by (used in) operating
  activities..............................     $      (42,252)  $  38,219   $  30,665    $     --      $ 26,632
Net cash provided by (used in) investing
  activities..............................                 --      (1,851)    (26,768)         --       (28,619)
Net cash provided by (used in) financing
  activities..............................            (18,642)         --          --          --       (18,642)
Effect of exchange rate changes on cash and
  cash Equivalents........................                 --          --      (3,632)         --        (3,632)
                                                -------------    --------     -------    --------       -------
Net change in cash and cash equivalents...            (60,894)     36,368         265          --       (24,261)
                                                -------------    --------     -------    --------       -------
Cash and cash equivalents at the beginning
  of the period...........................             62,811         792      19,457          --        83,060
                                                -------------    --------     -------    --------       -------
Cash and cash equivalents at the end of the
  period..................................     $        1,917   $  37,160   $  19,722   $      --      $ 58,799
                                                =============    ========    ========    ========       =======

      Statement of Cash Flows for the nine months ended September 30, 2004

                                                                                                     Viasystems,
                                                 Viasystems,       Total     Total Non-                 Inc.
                                                    Inc.         Guarantor   Guarantor  Eliminations Consolidated
                                                ---------------  ----------  ---------  ------------ ------------
Net cash provided by (used in) operating
  activities..............................     $         12,065   $ (18,250)  $  44,851    $     --      $ 38,666
Net cash provided by (used in) investing
  activites...............................                   --        (279)    (43,340)         --       (43,619)
Net cash provided by (used in) financing
  activities..............................              (12,729)         --         100          --       (12,629)
Effect of exchange rate changes on cash and
  cash Equivalents........................                   --          --      (1,989)         --        (1,989)
                                                ---------------    --------    --------     -------       -------
Net change in cash and cash equivalents...                 (664)    (18,529)       (378)         --       (19,571)
                                                ===============    ========    ========     =======       =======

Cash and cash equivalents at the beginning
  of the period...........................                  993      38,236      23,447          --        62,676
                                                ---------------    --------    --------     -------       -------
Cash and cash equivalents at the end of the
period....................................     $            329   $  19,707   $  23,069    $     --      $ 43,105
                                                ===============    ========    ========     =======       =======

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

There were no charges incurred in the first six months of 2003. During the quarter ended September 30, 2003 the Company recorded a restructuring charge of $786 related to the downsizing of the Montreal, Quebec printed circuit board fabrication facilities. The charge related to personnel and severance for 47 employees who were terminated during the quarter. In addition, a $37 restructuring charge was recorded for the Coventry, United Kingdom facility.

During the first six months of 2004, the Company reversed a $85 restructuring accrual related to a personnel accrual at its Canadian plant. In addition, the Company reversed a $6,069 restructuring accrual based on its release from an operating lease contract of a closed business. These reversals were offset with a $484 restructuring accrual related to the shutdown of the European EMS business in December of 2003. There were no charges incurred in the quarter ended September 30, 2004.

Below are tables summarizing restructuring and the related activity as of and for the nine months ended September 30, 2003 and 2004:

                                                                 Nine Months Ended             Cumulative
                                                                 September 30, 2003            Drawdowns
                                                           -------------------------- -----------------------
                                               Balance                                                          Balance
                                                 at                                       Cash       Non-Cash      at
                                              12/31/02     Charges  Reversals  Total    Payments      Charges    9/30/03
                                              --------     -------  ---------  -----    --------     --------    -------
     Restructuring Activities:
      Personnel and severance.............      $10,460  $   823   $      --  $   823  $  (6,207)  $       --  $   5,076
      Lease and other contractual                11,768       --          --       --     (1,902)          --      9,866
     commitments..........................
      Other...............................          481       --          --       --       (481)          --         --
                                                -------  -------   ---------  -------  ---------   ----------  ---------
     Total restructuring and impairment
      charges.............................      $22,709  $   823   $      --  $   823  $  (8,590)  $       --  $  14,942
                                                =======  =======   =========  =======  =========   ==========  =========

                                                                 Nine Months Ended            Cumulative
                                                                 September 30, 2004            Drawdowns
                                                           ------------------------- ------------------------
                                               Balance                                                           Balance
                                                 at                                       Cash       Non-Cash      at
                                              12/31/03     Charges  Reversals  Total    Payments      Charges    9/30/04
                                              --------     -------  ---------  -----    --------     --------    -------
     Restructuring Activities:
      Personnel and severance.............      $ 4,076  $    --   $     (85) $   (85) $  (1,337)  $       --  $   2,654
      Lease and other contractual
        commitments.......................        9,560      484      (6,069)  (5,585)    (1,435)          --      2,540
      Other...............................           14       --         (10)     (10)        (4)          --         --
                                                -------  -------   ---------  -------  ---------   ----------  ---------
     Total restructuring and impairment
      charges............................       $13,650  $   484   $  (6,164) $(5,680) $  (2,776)  $       --  $   5,194
                                                =======  =======   ========== ======== =========   ==========  =========
The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans is executed.

In October of 2004, the Company announced that it was realigning resources and the strategic mission of the Echt, Netherlands facility. As a result, the Company will reduce the Echt facility’s workforce by approximately 24% to create greater cost efficiencies. The Company will incur a restructuring charge in the fourth quarter of approximately $2,500 to $2,800.

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

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date. At September 30, 2004, there was $472 in deferred gains, net of tax, related to cash flow hedges recorded in other comprehensive income. All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.

The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.

The following table summarizes Viasystems derivative instrument activity at September 30, 2004.

                                                                            Weighted Avg.
                                                                             Remaining        Average
                                                              Notional        Maturity in     Exchange
                                                               Amount           Months           Rate
                                                             ------------   -------------     --------

   Cash flow hedges:
        Mexican Peso.....................................  $      5,673           1.5          11.5120
        Canadian Dollar..................................         7,200           1.5           1.3628
        Euro.............................................         4,000           1.2           1.2584
                                                           ------------       -------         --------
   Total                                                   $     16,873           1.4
                                                           ============

   Fair Value............................................  $        472
                                                           ============

7. Business Segment Information

The Company operates in one product business segment—a worldwide vertically integrated independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

The Company’s operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

        Pertinent financial data by major geographic segments is as follows:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                      ---------------------------      ---------------------------
     Net Sales:                                           2003           2004              2003             2004
                                                      ----------      ---------        -----------      ----------
          North America..........................     $  104,684      $ 121,406        $   291,433      $  375,030
          Europe.................................         14,228          8,709             49,956          35,525
          Asia...................................         84,988        116,120            247,628         352,660
          Eliminations...........................        (17,396)       (25,248)           (41,410)        (79,896)
                                                      ----------      ---------        -----------      ----------
             Total...............................     $  186,504      $ 220,987        $   547,607      $  683,319
                                                      ==========      =========        ===========      ==========

     Operating Income (Loss):
          North America..........................     $   (1,513)     $   4,498        $    (4,969)     $   10,934
          Europe.................................         (2,203)        (5,231)            (5,467)         (4,651)
          Asia...................................          6,802          7,602             22,879          31,823
                                                      ----------      ---------        -----------      ----------
             Total...............................     $    3,086      $   6,869        $    12,443      $   38,106
                                                      ==========      =========        ===========      ==========

        Net sales by product offering are as follows:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                      ---------------------------      -----------------------------
     Net Sales:                                           2003           2004              2003             2004
                                                      ----------      ---------        -----------      ----------
          Printed circuit boards.................     $   91,108      $ 103,003        $   278,403      $  313,566
          Wire harness and electro-mechanical
             solutions...........................         95,396        117,984            269,204         369,753
                                                      ----------      ---------        -----------      ----------
             Total...............................     $  186,504      $ 220,987        $   547,607      $  683,319
                                                      ==========      =========        ===========      ==========

8. Comprehensive Income

        The components of comprehensive income, net of tax, are as follows:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                      ---------------------------      -----------------------------
                                                          2003           2004             2003              2004
                                                      ----------     ----------        ---------        ----------
      Net (loss) income..........................     $  (14,082)    $   (2,610)       $ (80,886)       $   15,596
          Gain on derivative instruments designated
             and qualifying as foreign currency
             cash flow hedging instruments.......             --            515               --               472
          Foreign currency translation adjustments         1,704         (1,116)          12,563            (3,684)
                                                      ----------     ----------        ---------        ----------
             Comprehensive (loss) income.........     $  (12,378)    $   (3,211)       $ (68,323)       $   12,384
                                                      ==========     ==========        =========        ==========

9. New Accounting Standards

In May 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF No. 03-06 provides guidance on the calculation and disclosure of earnings per share. Specifically, EITF No. 03-06 requires that “earnings available to common shareholders” be calculated including participating securities (e.g. preferred stock). The adoption of EITF No. 03-06 is required for all financial periods beginning after March 31, 2004. The results of adoption of EITF No. 03-06 had no impact on Viasystems financial statements.

10. Recent Events

On October 7, 2004, Group completed the sale of 5,555,555 additional shares of common stock. As a result of the offering, Group received gross proceeds of approximately $50 million that were net of fees and expenses and contributed to Viasystems. Such net proceeds of the offering will be utilized for general working capital purposes and the expansion of Viasystems’ printed circuit board operations in China.

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

General

We are a leading worldwide provider of complex multi-layer printed circuit boards, wire harnesses and electro-mechanical solutions. Our products are used in a wide range of applications, including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and complex medical and technical instruments. We have 15 facilities in five countries around the world, which are strategically located to maximize the benefits delivered to our customers and to optimize our operations. Our facilities in North America and Europe offer technologically advanced products and services, while our facilities in China and Mexico offer high-quality, high-volume production at low costs. We employ best practices among our globally integrated facilities to actively migrate technology from North America and Europe to China and Mexico. Approximately 91% of our employees are located in six facilities in China and four facilities in Mexico.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net sales for the three months ended September 30, 2004, were $221.0 million, representing a $34.5 million, or 18.5% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sales of printed circuit boards increased by approximately $11.9 million, or 13.1%, as a result of greater product demand and the installation of additional capacity. Sales of wire harnesses and electro-mechanical solutions for the three months ended September 30, 2004 increased from the same period in 2003 by approximately $22.6 million, or 23.7%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

Cost of goods sold for the three months ended September 30, 2004, was $182.0 million, or 82.4% of net sales compared to $149.2 million, or 80.0% of net sales, for the three months ended September 30, 2003. Cost of goods sold as a percent of net sales increased as a result of higher material costs within each of our product lines and lower volume in our western world printed circuit board facilities. In addition, the change in mix between our electro-mechanical solutions and printed circuit board businesses also influenced the relative increase in costs of goods sold. This increase in costs of goods sold was driven by the fact that our printed circuit board operations traditionally produce higher margins.

Selling, general and administrative expenses increased $3.7 million, from $15.3 million for the three months ended September 30, 2003 to $19.0 million for the three months ended September 30, 2004. These costs increased due to increased sales volume, changes in foreign exchange rates, inflation, and our preparation for Sabanes-Oxley Section 404 compliance.

Stock compensation expense (non-cash) increased $0.6 million from $0.2 million for the three months ended September 30, 2003 to $0.8 million for the three months ended September 30, 2004. The difference in the expense recognized is attributable to the adoption of SFAS No. 123 on January 1, 2004. Prior to the adoption of SFAS No. 123, options were expensed under the guidelines of FIN No. 44.

Depreciation and amortization decreased $5.7 million, from $18.0 million for the three months ended September 30, 2003, to $12.3 million for the three months ended September 30, 2004. These costs decreased due to a reduced fixed asset base as a result of the 2003 impairment of property and equipment at our Canadian and European printed circuit board facilities as well as at our North American electro-mechanical solutions facilities. The decreases were further driven by decreases in amortization of intangibles related to the 2003 impairment of developed technologies at our Canadian and European printed circuit board facilities.

Income taxes for the three months ended September 30, 2004 were $0.4 million, representing a $0.4 million increase from the same period in 2003. The increase relates to certain tax holidays expiring in China and the recording of a valuation allowance on the Hong Kong net operating loss that may not be realizable.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004, were $683.3 million, representing a $135.7 million, or 24.8% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sale of printed circuit boards increased by approximately $35.2 million, or 12.6%, as a result of greater product demand and the installation of additional capacity. Sales of wire harnesses and electro-mechanical solutions for the nine months ended September 30, 2004 increased from the same period in 2003 by approximately $100.6 million, or 37.4%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

Cost of goods sold for the nine months ended September 30, 2004, was $552.8 million, or 80.9% of net sales compared to $433.3 million, or 79.1% of net sales, for the nine months ended September 30, 2003. Cost of goods sold as a percent of net sales increased as a result of higher material costs within each of our product lines and lower volume in our western world PCB facilities. In addition, the change in mix between our electro-mechanical solutions and printed circuit board businesses also influenced the relative increase in costs of goods sold. This increase in cost of goods sold was driven by the fact that our printed circuit board operations traditionally produce higher margins.

Selling, general and administrative expenses increased $10.8 million, from $48.6 million for the nine months ended September 30, 2003 to $59.4 million for the nine months ended September 30, 2004. These costs increased due to increased sales volume, changes in foreign exchange rates, inflation, audit expenses, and our preparation for Sarbanes-Oxley Section 404 compliance.

Stock compensation expense (non-cash) increased $1.3 million from $1.2 million for the nine months ended September 30, 2003 to $2.5 million for the nine months ended September 30, 2004. The difference in the expense recognized is attributable to the adoption of SFAS No. 123 on January 1, 2004. Prior to the adoption of SFAS No. 123, options were expensed under the guidelines of FIN No. 44.

Depreciation and amortization decreased $14.5 million, from $51.1 million for the nine months ended September 30, 2003, to $36.6 million for the nine months ended September 30, 2004. These costs decreased due to a reduced fixed asset base as a result of the 2003 impairment of property and equipment at our Canadian and European printed circuit board facilities as well as at our North American electro-mechanical solutions facilities. The decreases were further driven by decreases in amortization of intangibles related to prior year impairment of developed technologies at our Canadian and European printed circuit board facilities.

During the quarter ended June 30, 2004, we reversed a $0.1 million restructuring accrual related to a personnel accrual at our Canadian plant. In addition, we reversed a $6.1 million restructuring accrual based on our release from an operating lease contract for a closed business. These reversals were offset with a $0.5 million restructuring accrual related to the shutdown of its European EMS business in December of 2003.

Income taxes for the nine months ended September 30, 2004 were $1.8 million representing a $1.8 million increase from the same period in 2003. The increase relates to certain tax holidays expiring in China and the recording of a valuation allowance on the Hong Kong net operating loss that may not be realizable.

On October 22, 2004 President Bush signed the American Jobs Creations Act of 2004 (the “Act”), which includes numerous provisions that may effect business practices and accounting for income taxes. Since the Act was enacted in October, any effects from the law itself would not be reflected in the Company’s income tax provision until the 4th quarter. Management is currently evaluating what, if any, effects the Act may have on the Company.

Liquidity and Capital Resources

Our principal liquidity requirements will be for debt service requirements, working capital needs and cash expenditures associated with capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

Net cash provided by operating activities was $38.7 million for the nine months ended September 30, 2004, compared to $26.6 million provided for the nine months ended September 30, 2003. Changes in cash flow were principally a result of increased net income. Timing of receipts from certain customers, inventory management and payment to vendors also influenced the cash balances.

Net cash used in investing activities was $43.6 million for the nine months ended September 30, 2004, compared to $28.6 million for the nine months ended September 30, 2003. The increase in 2004 is attributable to the Company’s capital expansion in China. Specifically, cash used for capital expenditures during the nine months ended September 30, 2004 was $43.6 million compared to $28.9 million for the same period in 2003.

Net cash used in financing activities was $12.6 million for the nine months ended September 30, 2004 compared to $18.6 million for the same period in 2003. The net cash used in financing activities for the nine months ended September 30, 2004 related principally to the full payment of $12.7 million to the United Kingdom Department of Trade and Industry (“DTI”). The net cash payments used in financing activities for the nine months ended September 30, 2003 related principally to payments of term loans under our senior secured credit facility.

New Accounting Standards

In May 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF No. 03-06 provides guidance on the calculation and disclosure of earnings per share. Specifically, EITF No. 03-06 requires that “earnings available to common shareholders” be calculated including participating securities (e.g. preferred stock). The adoption of EITF No. 03-06 is required for all financial periods beginning after March 31, 2004. The results of adoption of EITF No. 03-06 had no impact on our financial statements.

Recent Events

On October 7, 2004, Group, as guarantor, and Viasystems, as borrower, amended the 2003 Credit Agreement to provide for a new $265 million term loan facility (the “New Tranche B Term Loan”). We used the proceeds from the New Tranche B Term Loan to extinguish the original Tranche B Term Loan. Interest on the New Tranche B Term Loan will be payable quarterly and will be determined at the then effective base rate plus 4.25%. Beginning in 2005, principal payments will be payable quarterly in the amount of $2.7 million per year until September 30, 2009 at which time the remaining $253.1 million will become due and payable.

In addition, on October 7, 2004, Group completed the sale of 5,555,555 additional shares of common stock. As a result of the offering, Group received gross proceeds of approximately $50 million that were net of fees and expenses and contributed to Viasystems. Such net proceeds of the offering will be utilized for general working capital purposes and in the expansion of our printed circuit board operations in China.

In October of 2004, we announced that we were realigning resources and the strategic mission of the Echt, Netherlands facility. As a result, we will reduce the Echt facility workforce by approximately 24% to create greater cost efficiencies. We will incur a restructuring charge in the fourth quarter of approximately $2.5 million to $2.8 million.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2004, approximately $242.4 million of our long-term debt, specifically borrowings outstanding under Viasystems’ senior secured credit facility bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2004, would have increased by approximately $3.6 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2004 there were foreign currency hedge instruments outstanding for the Mexican Peso, Canadian Dollar and Euro.

Item 4: Disclosure Controls and Procedures

As of September 30, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).
31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K

Filed September 10, 2004 as required by items 8.01 & 9.01. We announced the offering to holders of our shares of common stock and class B senior convertible preferred stock the right to subscribe for and to purchase an aggregate of 5,555,555 additional shares of common stock.

Filed October 12, 2004 as required by items 8.01 & 9.01. We announced the completion of the sale of 5,555,555 additional shares of common stock.

Filed November 4, 2004 as required by items 2.05 & 9.01. We announced the realignment of resources and strategic mission of our high-technology printed circuit board facility in our Echt, Netherlands facility.

_________________

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 12, 2004.

                                          VIASYSTEMS, INC.

                                          By:      /s/ David M. Sindelar
                                                   ____________________________
                                          Name:     David M. Sindelar
                                          Title:    Chief Executive Officer

                                          By:       /s/ Joseph S. Catanzaro
                                                   ___________________________
                                          Name:     Joseph S. Catanzaro
                                          Title:    Senior Vice President &
                                                    Chief Financial Officer