Form 10-Q/A
period 2004-06-30
VIASYSTEMS INC
filed 2005-03-30
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q / A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _________________

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

YES [] NO [X]

As of June 30, 2004, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

As discussed in Note 2 to the consolidated financial statements, we have restated our previously issued financial statements for the years ended December 31, 2002 and 2003. Refer to Note 2 for further information including the impact of the restatement for each of the restated periods included in this filing.

VIASYSTEMS, INC. & SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2003 Restated	June 30, 2004 Restated (Unaudited	)
ASSETS

Current assets:
Cash and cash equivalents	$62,676	$54,927
Accounts receivable, net	135,378	157,750
Inventories	87,744	100,920
Prepaid expenses and other	38,004	37,610
Total current assets	323,802	351,207
Property, plant and equipment, net	213,172	211,466
Deferred financing costs, net	8,806	7,894
Goodwill	110,127	109,780
Intangible assets, net	11,129	10,482
Other assets, net	27,299	21,166
Total assets	$694,335	$711,995

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$943	$1,001
Accounts payable	141,542	144,996
Accrued and other liabilities	69,155	75,939
Income taxes payable	589	268
Total current liabilities	212,229	222,204
Deferred taxes	18,650	18,566
Long-term debt, less current maturities	455,300	442,682
Other non-current liabilities	5,676	6,054
Total liabilities	691,855	689,506

Commitments and contingencies

Stockholder’s equity:
Paid-in capital	2,374,041	2,377,551
Accumulated deficit	(2,362,174)	(2,343,968)
Accumulated other comprehensive loss	(9,387)	(11,094)
Total stockholder’s equity	2,480	22,489
Total liabilities and stockholder’s equity	$694,335	$711,995

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net sales	$183,328	$236,270	$361,103	$462,332
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	143,572	189,955	284,117	370,812
Selling, general and administrative	16,002	20,421	33,335	40,440
Stock compensation expense	153	817	1,079	1,663
Depreciation	16,116	11,773	31,565	23,534
Amortization	768	382	1,521	766
Restructuring and impairment, net	—	(5,680)	—	(5,680)
Losses (gains) on dispositions of assets, net	—	—	130	(465)
Operating income	6,717	18,602	9,356	31,262
Other expenses:
Interest expense, net	7,319	9,453	14,847	18,858
Amortization of deferred financing costs	—	342	—	683
Reorganization items:
Reorganization expenses (reversals)	144	(9,798)	53,513	(9,798)
Loss from debt forgiveness	—	—	1,517	—
Other expense, net	6,486	938	6,281	1,890
Income (loss) before income taxes	(7,232)	17,667	(66,802)	19,629
Income taxes	—	1,423	—	1,423
Net income (loss)	$(7,232)	$16,244	$(66,802)	$18,206

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net income (loss), as reported	$(7,232)	$16,244	$(66,802)	$18,206
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	153	817	1,079	1,663
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	851	817	14,256	1,663
Pro forma net (loss) income	$(7,930)	$16,244	$(79,979)	$18,206

2.	Restatement

The Company has restated its previously issued financial statements for 2002 and 2003. The restatement arises primarily from errors made in the application of the accounting principles set forth by SFAS No. 142 Goodwill and Other Intangible Assets, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Specifically, the Company did not properly identify its reportable segments, operating segments and reporting units and did not properly identify goodwill impaired under SFAS No. 142 in 2002 and 2003. In addition, the Company restated the 2003 restructuring and impairment charges for an error identified during the recording of the SFAS No. 142 impairment adjustments. This error was attributable to the currency effects of the SFAS No. 144 impairment recognized on property, plant and equipment at the Company’s Echt, the Netherlands, facility. The following is a summary of the impact of the restatement on previously filed statements of operations and balance sheets:

Balance Sheet Data (as of end of period) (1):	As Originally Reported 12/31/03	As Restated 12/31/03	As Originally Reported 6/30/04	As Restated 6/30/04
Goodwill	173,350	110,127	172,549	109,780
Total assets	757,558	694,335	774,314	711,995
Accumulated other comprehensive loss	(4,561)	(9,387)	(7,172)	(11,094)
Total Stockholder's equity	65,703	2,480	84,808	22,489

(1)
The adjustments to goodwill, total assets, accumulated other comprehensive loss and stockholder’s equity is attributable to the goodwill impairment adjustments in 2002 and 2003 and the currency effect adjustment in 2003. The $36,710 goodwill impairment recognized in 2002 is attributable to $13,417 of goodwill impairment recognized in the Company’s North American Printed Circuit Boards reporting unit, $10,079 of goodwill impairment recognition in the Asian EMS reporting unit and $13,214 of goodwill impairment recognition in the North American EMS reporting unit. The 2002 goodwill impairment resulted in a $36,710 increase in operating loss and net loss. The goodwill impairment recognized in 2003 is attributable to $22,697 goodwill impairment recognition in the European Printed Circuit Boards reporting unit. The 2003 goodwill impairment resulted in a $22,542 increase in operating loss and net loss.

3.	Inventories

The composition of inventories at June 30, 2004, is as follows:

Raw materials	$36,793
Work in process	24,315
Finished goods	39,812
Total	$100,920

4.	Long-term Debt

The composition of long-term debt at June 30, 2004, is as follows:

Credit Agreement:
Term facilities	$242,401
Revolver	—
Senior Subordinated Notes due 2011	200,000
Other debt and capital leases	1,282
443,683
Less: current maturities	1,001
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

Department of Trade and Industry Notes

In conjunction with the Company’s pre-packaged plan of reorganization approved by the Bankruptcy Court, a £12 million (approximately $18.0 million) loan guaranteed by the Company was cancelled and in exchange the Department of Trade and Industry (the “DTI”) received a note (the “DTI Note”) in an amount equal to £9.0 million. Interest on the DTI Note is payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter. Principal on the DTI Note is payable from December 31, 2008 through December 31, 2010 (provided all amounts due and owing under the 2003 Credit Agreement are not paid in full prior to October 1, 2008); provided, however, proceeds received by the DTI pursuant to the liquidation of Viasystems Tyneside Limited (“VTL”) will reduce the outstanding principal under the DTI Note. The outstanding balance of the DTI Note was $12.5 million at December 31, 2003. In May 2004, the DTI Note was discharged in full as a result of proceeds received by the DTI from the liquidation of VTL, resulting in a reversal of reorganization expenses of $9,798.

5.	Guarantor Subsidiaries

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

Balance Sheet as of December 31, 2003 (Restated)
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS Cash	$993	$38,236	$23,447	$—	$62,676
Accounts receivables	—	55,267	80,111	—	135,378
Inventory	—	27,279	60,465	—	87,744
Other current assets	446	12,174	25,384	—	38,004
Total current assets	1,439	132,956	189,407	—	323,802
Property, plant and equipment	—	5,765	207,407	—	213,172
Investment in subsidiary	230,060	(297,325)	—	67,265	—
Other assets	(41,988)	83,943	115,406	—	157,361
Total assets	$189,511	$(74,661)	$512,220	$67,265	$694,335
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$—	$172	$771	$—	$943
Accounts payable	—	33,085	108,457	—	141,542
Accrued and other liabilities	5,320	42,869	21,555	—	69,744
Total current liabilities	5,320	76,126	130,783	—	212,229
Long-term debt	454,927	373	—	—	455,300
Other non-current liabilities	(4,215)	6,374	22,167	—	24,326
Intercompany (receivable)/payable	(264,180)	(393,719)	657,899	—	—
Total liabilities	191,852	(310,846)	810,849	—	691,855
Total paid in capital and accumulated earnings (deficit)	11,867	230,060	(297,325)	67,265	11,867
Accumulated other comprehensive income (loss)	(14,208)	6,125	(1,304)	—	(9,387)
Total liabilities and stockholder’s equity (deficit)	$189,511	$(74,661)	$512,220	$67,265	$694,335

Balance Sheet as of June 30, 2004 (Restated)
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash	$65	$28,187	$26,675	$—	$54,927
Accounts receivables	—	54,051	103,699	—	157,750
Inventory	—	35,276	65,644	—	100,920
Other current assets	1,111	11,804	24,695	—	37,610
Total current assets	1,176	129,318	220,713	—	351,207
Property, plant and equipment	—	5,465	206,001	—	211,466
Investment in subsidiary	305,777	(385,692)	—	79,915	—
Other assets	(47,875)	82,162	115,035	—	149,322
Total assets	$259,078	$(168,747)	$541,749	$79,915	$711,995

Current maturities of long-term debt	$—	$179	$822	$—	$1,001
Accounts payable	—	32,986	112,010	—	144,996
Accrued and other liabilities	17,276	40,773	18,158	—	76,207
Total current liabilities	17,276	73,938	130,990	—	222,204
Long-term debt	442,405	277	—	—	442,682
Other non-current liabilities	(3,550)	6,775	21,395	—	24,620
Intercompany (receivable)/ payable	(216,351)	(569,497)	785,848	—	—
Total liabilities	239,780	(488,507)	938,233	—	689,506
Total paid in capital and accumulated earnings (deficit)	33,583	305,777	(385,692)	79,915	33,583
Accumulated other comprehensive income (loss)	(14,285)	13,983	(10,792)	—	(11,094)
Total liabilities and stockholder’s equity (deficit)	$259,078	$(168,747)	$541,749	$79,915	$711,995

Statement of Operations for the three months ended June 30, 2003
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$77,823	$120,754	$(15,249)	$183,328
Operating expenses:				—
Cost of goods sold, exclusive of amounts shown separately below	—	71,063	87,758	(15,249)	143,572
Selling, general and administrative	—	5,455	10,547	—	16,002
Stock compensation expense	153	—	—	—	153
Depreciation	—	789	15,327	—	16,116
Amortization	55	—	713	—	768
Restructuring and impairment, net	—	—	—	—	—
Losses (gains) on disposition of assets, net	—	—	—	—	—
Operating (loss) income	(208)	516	6,409	—	6,717
Other expenses (income):
Interest expense, net	5,639	(7,420)	9,100	—	7,319
Amortization of deferred financing costs	—	—	—	—	—
Reorganization expenses (reversals)	144	—	—	—	144
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	32,123	(28,913)	3,276	—	6,486
Equity (loss) earnings of subsidiaries	28,505	(6,523)	—	(21,982)	—
Income (loss) before income taxes	(9,609)	30,326	(5,967)	(21,982)	(7,232)
Income (benefit) tax	(2,377)	1,821	556	—	—
Net (loss) income	$(7,232)	$28,505	$(6,523)	$(21,982)	$(7,232)

Statement of Operations for the three months ended June 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$104,566	$161,397	$(29,693)	$236,270
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	93,359	126,289	(29,693)	189,955
Selling, general and administrative	16	8,573	11,832	—	20,421
Stock compensation expense	817	—	—	—	817
Depreciation	—	399	11,374	—	11,773
Amortization	—	—	382	—	382
Restructuring and impairment, net	—	—	(5,680)	—	(5,680)
Losses (gains) on disposition of assets, net	—	—	—	—	—
Operating (loss) income	(833)	2,235	17,200	—	18,602
Other expenses (income):
Interest expense, net	7,524	(6,962)	8,891	—	9,453
Amortization of deferred financing costs	342	—	—	—	342
Reorganization expenses (reversals)	(9,798)	—	—	—	(9,798)
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	(117)	(3,473)	4,528	—	938
Equity (loss) earnings of subsidiaries	14,300	4,044	—	(18,344)	—
Income (loss) before income taxes	15,516	16,714	3,781	(18,344)	17,667
Income (benefit) tax	(728)	2,414	(263)	—	1,423
Net (loss) income	$16,244	$14,300	$4,044	$(18,344)	$16,244

Statement of Operations for the six months ended June 30, 2003
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$152,109	$233,005	$(24,011)	$361,103
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	134,165	173,963	(24,011)	284,117
Selling, general and administrative	—	12,875	20,460	—	33,335
Stock compensation expense	1,079	—	—	—	1,079
Depreciation	—	1,475	30,090	—	31,565
Amortization	109	—	1,412	—	1,521
Restructuring and impairment, net	—	—	—	—	—
Losses (gains) on disposition of assets, net	—	1,500	(1,370)	—	130
Operating (loss) income	(1,188)	2,094	8,450	—	9,356
Other expenses (income):
Interest expense, net	11,269	(14,548)	18,126	—	14,847
Amortization of deferred financing costs	—	—	—	—	—
Reorganization expenses (reversals)	53,513	—	—	—	53,513
Loss from debt forgiveness	1,517	—	—	—	1,517
Other expense (income), net	8,757	26,753	(29,229)	—	6,281
Equity (loss) earnings of subsidiaries	19,690	16,974	—	(36,664)	—
Income (loss) before income taxes	(56,554)	6,863	19,553	(36,664)	(66,802)
Income tax (benefit)	10,248	(12,827)	2,579	—	—
Net (loss) income	$(66,802)	$19,690	$16,974	$(36,664)	$(66,802)

Statement of Operations for the six months ended June 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$209,299	$307,680	$(54,647)	$462,332
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	186,688	238,771	(54,647)	370,812
Selling, general and administrative	18	17,045	23,377	—	40,440
Stock compensation expense	1,663	—	—	—	1,663
Depreciation	—	775	22,759	—	23,534
Amortization	—	—	766	—	766
Restructuring and impairment, net	—	—	(5,680)	—	(5,680)
Losses (gains) on disposition of assets, net	—	—	(465)	—	(465)
Operating (loss) income	(1,681)	4,791	28,152	—	31,262
Other expenses (income):
Interest expense, net	15,185	(14,106)	17,779	—	18,858
Amortization of deferred financing costs	683	—	—	—	683
Reorganization expenses (reversals)	(9,798)	—	—	—	(9,798)
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	14	(7,913)	9,789	—	1,890
Equity earnings (loss) in subsidiaries	22,538	424	—	(22,962)	—
Income (loss) before income taxes	14,773	27,234	584	22,962	19,629
Income(benefit) taxes	(3,433)	4,696	160	—	1,423
Net (loss) income	$18,206	$22,538	$424	$(22,962)	$18,206

Statement of Cash Flows for the six months ended June 30, 2003
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(53,270)	$50,003	$13,568	$—	$10,301
Net cash provided by (used in) investing activities	—	(1,632)	(16,244)	—	(17,876)
Net cash provided by (used in) financing activities	(8,548)	—	—	—	(8,548)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(1,408)	—	(1,408)
Net change in cash and cash equivalents	(61,818)	48,371	(4,084)	—	(17,531)

Cash and cash equivalents at the beginning of the period	62,811	792	19,457	—	83,060
Cash and cash equivalents at the end of the period	$993	$49,163	$15,373	$—	$65,529

Statement of Cash Flows for the six months ended June 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$9,998	$(10,049)	$26,542	$—	$26,491
Net cash provided by (used in) investing activities	(289)	—	(23,011)	—	(23,300)
Net cash provided by (used in) financing activities	(10,637)	—	100	—	(10,537)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(403)	—	(403)
Net change in cash and cash equivalents	(928)	(10,049)	3,228	—	(7,749)

Cash and cash equivalents at the beginning of the period	993	38,236	23,447	—	62,676
Cash and cash equivalents at the end of the period	$65	$28,187	$26,675	$—	$54,927

6.	Restructuring and Impairment Charges

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

7.	Derivative Financial Instruments

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

The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.

The following table summarizes Viasystems derivative instrument activity at June 30, 2004.

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Mexican Peso	$21,368	2.3	11.6089
Canadian Dollar	15,000	3.0	1.3617
Euro	10,000	3.0	1.2594
Total	$46,368	2.7

Fair Value	$(43)

8.	Business Segment Information (Restated)

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

Prior to 2004, the Company reported its financial results in one reportable segment. The Company has reevaluated and restated its operating segments based on the application of FASB Statement 131, and determined that there are four reportable segments: China Printed Circuit Boards, North American Printed Circuit Boards, European Printed Circuit Boards and Assembly. Other consists of the remaining operating segments, which include certain North American EMS operations. Following the planned closure of the North American and European Printed Circuit Board operations in 2005, the Company expects to have two continuing reportable segments - China Printed Circuit Boards and Assembly. Segment disclosures for the three and six months ended June 30, 2003 and 2004 and have been restated to reflect the reportable segments present for 2004.

China printed circuit boards, consists of the Company's printed circuit board fabrication manufacturing facilities located within China. These facilities provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels.

The Company's Western World printed circuit board fabrication manufacturing facilities - North America Printed Circuit Board located in Montreal, Canada and Europe Printed Circuit Board located in Echt, the Netherlands provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels. On February 25, 2005 the Company announced the closure of the facilities located in Echt, the Netherlands and Montreal, Canada.

The Assembly segment is composed of the assembly operations including wire harnesses and cable assemblies, backpanel assembly, printed circuit board assembly, custom enclosures and full system assembly and test. These assembly operations are conducted in facilities located in China and Mexico.

Following is the Company’s business segment information restated for the three and six months ended June 30, 2003 and 2004. Intersegment sales are fully eliminated in consolidation. General corporate operating expenses are allocated to each operating segment based on sales. The accounting policies of the segments are the same as those described in Note 1. Segment data includes intersegment revenues and is eliminated in consolidation.

Net sales and operating income (loss) by segment:
	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales:	2003	2004	2003	2004
Asia PCB	$72,325	$82,306	$140,735	$166,653
North American PCB	13,313	15,171	27,971	31,541
European PCB	13,670	11,606	27,840	26,762
Assembly	72,412	108,689	138,737	209,094
Other	18,497	22,610	37,590	51,010
Eliminations	(6,889)	(4,112)	(11,770)	(22,728)
Total	$183,328	$236,270	$361,103	$462,332

Operating Income (Loss):
Asia PCB	$8,823	$7,035	$18,629	$21,620
North American PCB	(5,717)	(2,241)	(11,173)	(4,854)
European PCB	(2,137)	(4,331)	(3,062)	(6,557)
Assembly	7,046	14,705	10,664	26,106
Other	(1,298)	(3,434)	(5,702)	(5,053)
Total	$6,717	$18,602	$9,356	$31,262

Net sales by product offering are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales:	2003	2004	2003	2004
Printed circuit boards	$94,020	$106,799	$187,295	$210,263
Wire harness and electro-mechanical solutions	89,308	129,471	173,808	252,069
Total	$183,328	$236,270	$361,103	$462,332

9.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net (loss) income	$(7,232)	$16,244	$(66,802)	$18,206
Gain (loss) on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	—	346	—	(43)
Foreign currency translation adjustments	5,773	(33)	10,859	(2,568)
Comprehensive loss	$(1,459)	$16,557	$(55,943)	$15,595

10.	New Accounting Standards

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

11.	Recent Events

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

Results of Operations (Restated)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2004

Net sales for the three months ended June 30, 2004, were $236.3 million, representing a $53.0 million, or 28.9% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sales of Asia printed circuit boards increased by approximately $10.0 million, or 13.8%, as a result of greater product demand and the installation of additional capacity. Sales of North American printed circuit boards increased by approximately $1.9 million, or 14.3%, as a result of greater product demand. Sales of European printed circuit boards decreased by approximately $2.1 million, or 15.3% due to migration of business to Asia. Sales of assembly increased approximately $36.3 million, or 50.1%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

Cost of goods sold for the three months ended June 30, 2004, was $190.0 million, or 80.4% of net sales compared to $143.6 million, or 78.3% of net sales, for the three months ended June 30, 2003. Cost of goods sold as a percent of net sales increased as a result of higher material costs.

Selling, general and administrative expenses increased $4.4 million, from $16.0 million for the three months ended June 30, 2003, to $20.4 million for the three months ended June 30, 2004. These costs increased due to increased sales volume, changes in foreign exchange rates, inflation, audit expenses, and our preparation for Sabanes-Oxley Section 404 compliance.

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

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2004, were $462.3 million, representing a $101.2 million, or 28.0% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sales of Asia printed circuit boards increased by approximately $26.0 million, or 18.5%, as a result of greater product demand and the installation of additional capacity. Sales of North American printed circuit boards increased by approximately $3.5 million, or 12.5%, as a result of greater product demand. Sales of European printed circuit boards remained relatively constant. Sales of assembly increased $70.4 million, or 50.8%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

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

Item 4.     Disclosure Controls and Procedures

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

(b)     Reports on Form 8-K

Filed March 24, 2005 as required by items 1.01, 2.05, 4.02 and 9.01. We announced the amendment to our credit agreement, management’s cost estimate to close the three Western World printed circuit board facilities and the restatement of our previously issued financial statements as of and for the three and six months ended June 30, 2004 and the three and nine months ended September 30, 2004.

______________

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of March 29, 2005.

VIASYSTEMS, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer

By:	/s/ Joseph S. Catanzaro
Name:	Joseph S. Catanzaro
Title:	Senior Vice President &
Chief Financial Officer