Form 10-Q/A
period 2004-09-30
VIASYSTEMS INC
filed 2005-03-30
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q / A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

YES [X] NO []

As of September 30, 2004, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

As discussed in Note 2 to the consolidated financial statements, we have restated our previously issued financial statements for the years ended December 31, 2002 and 2003. Refer to Note 2 for further information including the impact of the restatement for each of the restated periods included in this filing.

VIASYSTEMS, INC. & SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2003 Restated	September 30, 2004 Restated (Unaudited	)
ASSETS

Current assets:
Cash and cash equivalents	$62,676	$43,105
Accounts receivable, net	135,378	155,787
Inventories	87,744	98,718
Prepaid expenses and other	38,004	37,816
Total current assets	323,802	335,426
Property, plant and equipment, net	213,172	220,693
Deferred financing costs, net	8,806	7,765
Goodwill	110,127	109,768
Intangible assets, net	11,129	10,194
Other assets, net	27,299	20,904
Total assets	$694,335	$704,750

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$943	$147,584
Accrued and other liabilities	141,542	69,095
Income taxes payable	69,155	555
Current maturities of long-term debt	589	1,023
Total current liabilities	212,229	218,257
Deferred taxes	18,650	19,493
Long-term debt, less current maturities	455,300	442,635
Other non-current liabilities	5,676	5,378
Total liabilities	691,855	685,763

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share, 1,000 shares authorized, issued, and outstanding at December 31, 2003 and September 30, 2004	—	—
Paid-in capital	2,374,041	2,378,381
Accumulated deficit	(2,362,174)	(2,346,578)
Accumulated other comprehensive loss	(9,387)	(12,816)
Total stockholder’s equity	2,480	18,987
Total liabilities and stockholder’s equity	$694,335	$704,750

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net sales	$186,504	$220,987	$547,607	$683,319
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	149,172	181,989	433,288	552,802
Selling, general and administrative	15,290	18,976	48,625	59,417
Stock compensation expense	152	830	1,231	2,493
Depreciation	17,251	11,998	48,816	35,532
Amortization	730	325	2,251	1,114
Restructuring and impairment, net	823	—	823	(5,680)
Losses (gains) on dispositions of assets, net	—	—	130	(465)
Operating income	3,086	6,869	12,443	38,106
Other expenses:
Interest expense, net	7,361	9,522	22,209	28,380
Amortization of deferred financing costs	—	357	—	1,017
Reorganization items:
Reorganization expenses (reversals)	1,216	26	54,729	(9,772)
Loss from debt forgiveness	—	—	1,517	—
Other expense, net	8,591	(822)	14,874	1,066
Income (loss) before income taxes	(14,082)	(2,214)	(80,886)	17,415
Income taxes	—	396	—	1,819
Net (loss) income	$(14,082)	$(2,610)	$(80,886)	$15,596

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net (loss) income	$(80,886)	$15,596
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock compensation expense charges	1,231	2,493
Losses (gains) on disposition of assets, net	130	(465)
Losses on sale of property, plant and equipment	6,678	594
Depreciation and amortization	51,067	36,646
Amortization of deferred financing costs	—	1,017
Loss from debt forgiveness	1,517	—
Write-off of non-cash items related to debt forgiveness	54,729	—
Gain from sale of North Tyneside facility	—	(9,798)
Deferred taxes	(3,666)	(3,193)
Change in assets and liabilities:
Accounts receivable	(14,226)	(20,254)
Inventories	1,932	(11,020)
Prepaid expenses and other	(4,912)	16,203
Accounts payable and accrued and other liabilities	15,562	9,120
Intercompany receivable with Viasystems Group, Inc.	(3,789)	1,082
Income taxes payable	1,265	645
Net cash provided by operating activities	26,632	38,666
Cash flows from investing activities:
Sale of business	(138)	—
Sale of property, plant and equipment	395	23
Capital expenditures	(28,876)	(43,642)
Net cash used in investing activities	(28,619)	(43,619)
Cash flows from financing activities:
Equity proceeds	102	—
Repayment of amounts due under long-term contractual obligations	—	(12,732)
Repayment of amounts due under credit facilities	(18,744)	—
Financing fees and other	—	103
Net cash used in financing activities	(18,642)	(12,629)

Effect of exchange rate changes on cash and cash equivalents	(3,632)	(1,989)
Net change in cash and cash equivalents	(24,261)	(19,571)

Cash and cash equivalents at beginning of the period	83,060	62,676
Cash and cash equivalents at end of the period	$58,799	$43,105

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net income (loss), as reported	$(14,082)	$(2,610)	$(80,886)	$15,596
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	152	830	1,231	2,493
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	836	830	15,091	2,493
Pro forma net (loss) income	$(14,766)	$(2,610)	$(94,746)	$15,596

2.	Restatement

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

Balance Sheet Data (as of end of period) (1):	As Originally Reported 12/31/03	As Restated 12/31/03	As Originally Reported 9/30/04	As Restated 9/30/04
Goodwill	173,350	110,127	172,719	109,768
Total assets	757,558	694,335	768,190	704,750
Accumulated other comprehensive loss	(4,561)	(9,387)	(7,773)	(12,816)
Total Stockholder's equity	65,703	2,480	82,427	18,987

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

3.	Inventories

The composition of inventories at September 30, 2004, is as follows:

Raw materials	$33,913
Work in process	21,526
Finished goods	43,279
Total	$98,718

4.	Long-term Debt

The composition of long-term debt at September 30, 2004, is as follows:

Credit Agreement:
Term facilities	$242,401
Revolver	—
Senior Subordinated Notes due 2011	200,000
Other debt and capital leases	1,257
443,658
Less: current maturities	1,023
$442,635

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

Balance Sheet as of December 31, 2003 (Restated)
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash	$993	$38,236	$23,447	$—	$62,676
Accounts receivables	—	55,267	80,111	—	135,378
Inventory	—	27,279	60,465	—	87,744
Other current assets	446	12,174	25,384	—	38,004
Total current assets	1,439	132,956	189,407	—	323,802
Property, plant and equipment	—	5,765	207,407	—	213,172
Investment in subsidiary	230,060	(297,325)	—	67,265	—
Other assets	(41,988)	83,943	115,406	—	157,361
Total assets	$189,511	$(74,661)	$512,220	$67,265	$694,335
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$—	$172	$771	$—	$943
Accounts payable	—	33,085	108,457	—	141,542
Accrued and other liabilities	5,320	42,869	21,555	—	69,744
Total current liabilities	5,320	76,126	130,783	—	212,229
Long-term debt	454,927	373	—	—	455,300
Other non-current liabilities	(4,215)	6,374	22,167	—	24,326
Intercompany (receivable)/payable	(264,180)	(393,719)	657,899	—	—
Total liabilities	191,852	(310,846)	810,849	—	691,855
Total paid in capital and accumulated earnings (deficit)	11,867	230,060	(297,325)	67,265	11,867
Accumulated other comprehensive income (loss)	(14,208)	6,125	(1,304)	—	(9,387)
Total liabilities and stockholder’s equity (deficit)	$189,511	$(74,661)	$512,220	$67,265	$694,335

Balance Sheet as of September 30, 2004 (Restated)
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash	$329	$19,707	$23,069	$—	$43,105
Accounts receivables	—	52,808	102,979	—	155,787
Inventory	—	32,012	66,706	—	98,718
Other current assets	1,111	12,799	23,906	—	37,816
Total current assets	1,440	117,326	216,660	—	335,426
Property, plant and equipment	—	5,513	215,180	—	220,693
Investment in subsidiary	313,204	(440,141)	—	126,937	—
Other assets	(47,680)	79,103	117,208	—	148,631
Total assets	$266,964	$(238,199)	$549,048	$126,937	$704,750

Current maturities of long-term debt	$—	$184	$839	$—	$1,023
Accounts payable	—	34,293	113,291	—	147,584
Accrued and other liabilities	8,618	29,737	31,295	—	69,650
Total current liabilities	8,618	64,214	145,425	—	218,257
Long-term debt	442,401	234	—	—	442,635
Other non-current liabilities	(3,551)	3,405	25,017	—	24,871
Intercompany (receivable)/ payable	(198,184)	(638,257)	836,441	—	—
Total liabilities	249,284	(570,404)	1,006,883	—	685,763
Total paid in capital and accumulated earnings (deficit)	31,803	313,204	(440,141)	126,937	31,803
Accumulated other comprehensive income (loss)	(14,123)	19,001	(17,694)	—	(12,816)
Total liabilities and stockholder’s equity (deficit)	$266,964	$(238,199)	$549,048	$126,937	$704,750

Statement of Operations for the three months ended September 30, 2003
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$82,026	$121,876	$(17,398)	$186,504
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	73,936	92,634	(17,398)	149,172
Selling, general and administrative	168	5,794	9,328	—	15,290
Stock compensation expense	152	—	—	—	152
Depreciation	—	854	16,397	—	17,251
Amortization	49	—	681	—	730
Restructuring and impairment, net	—	—	823	—	823
Losses (gains) on disposition of assets, net	—	—	—	—	—
Operating (loss) income	(369)	1,442	2,013	—	3,086
Other expenses (income):
Interest expense, net	5,606	(7,278)	9,033	—	7,361
Amortization of deferred financing costs	—	—	—	—	—
Reorganization expenses (reversals)	1,216	—	—	—	1,216
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	7,695	(4,821)	5,717	—	8,591
Equity (loss) earnings of subsidiaries	(1,249)	(13,139)	—	14,388	—
Income (loss) before income taxes	(16,135)	402	(12,737)	14,388	(14,082)
Income (benefit) taxes	(2,053)	1,651	402	—	—
Net (loss) income	$(14,082)	$(1,249)	$(13,139)	$14,388	$(14,082)

Statement of Operations for the three months ended September 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$100,199	$146,037	$(25,249)	$220,987
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	88,808	118,430	(25,249)	181,989
Selling, general and administrative	264	7,950	10,762	—	18,976
Stock compensation expense	830	—	—	—	830
Depreciation	—	405	11,593	—	11,998
Amortization	—	—	325	—	325
Restructuring and impairment, net	—	—	—	—	—
Losses (gains) on disposition of assets, net	—	—	—	—	—
Operating (loss) income	(1,094)	3,036	4,927	—	6,869
Other expenses (income):
Interest expense, net	7,528	(7,179)	9,173	—	9,522
Amortization of deferred financing costs	357	—	—	—	357
Reorganization expenses (reversals)	26	—	—	—	26
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	1,556	(54,402)	52,024	—	(822)
Equity (loss) earnings of subsidiaries	6,133	(55,250)	—	49,117	—
Income (loss) before income taxes	(4,428)	9,367	(56,270)	49,117	(2,214)
Income (benefit) taxes	(1,818)	3,234	(1,020)	—	396
Net (loss) income	$(2,610)	$6,133	$(55,250)	$49,117	$(2,610)

Statement of Operations for the nine months ended September 30, 2003
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$234,135	$354,881	$(41,409)	$547,607
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	208,100	266,597	(41,409)	433,288
Selling, general and administrative	168	18,669	29,788	—	48,625
Stock compensation expense	1,231	—	—	—	1,231
Depreciation	—	2,329	46,487	—	48,816
Amortization	158	—	2,093	—	2,251
Restructuring and impairment, net	—	—	823	—	823
Losses (gains) on disposition of assets, net	—	1,500	(1,370)	—	130
Operating (loss) income	(1,557)	3,537	10,463	—	12,443
Other expenses (income):
Interest expense, net	16,878	(21,826)	27,157	—	22,209
Amortization of deferred financing costs	—	—	—	—	—
Reorganization expenses (reversals)	54,729	—	—	—	54,729
Loss from debt forgiveness	1,517	—	—	—	1,517
Other expense (income), net	16,449	21,934	(23,509)	—	14,874
Equity (loss) earnings of subsidiaries	18,440	3,834	—	(22,274)	—
Income (loss) before income taxes	(72,690)	7,263	6,815	(22,274)	(80,886)
Income taxes (benefit)	8,196	(11,177)	2,981	—	—
Net (loss) income	$(80,886)	$18,440	$3,834	$(22,274)	$(80,886)

Statement of Operations for the nine months ended September 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$309,498	$453,717	$(79,896)	$683,319
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	275,497	357,201	(79,896)	552,802
Selling, general and administrative	282	24,996	34,139	—	59,417
Stock compensation expense	2,493	—	—	—	2,493
Depreciation	—	1,180	34,352	—	35,532
Amortization	—	—	1,114	—	1,114
Restructuring and impairment, net	—	—	(5,680)	—	(5,680)
Losses (gains) on disposition of assets, net	—	—	(465)	—	(465)
Operating (loss) income	(2,775)	7,825	33,056	—	38,106
Other expenses (income):
Interest expense, net	22,714	(21,286)	26,952	—	28,380
Amortization of deferred financing costs	1,017	—	—	—	1,017
Reorganization expenses (reversals)	(9,772)	—	—	—	(9,772)
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	1,566	(62,314)	61,814	—	1,066
Equity earnings (loss) in subsidiaries	28,644	(54,850)	—	26,206	—
Income (loss) before income taxes	10,344	36,575	(55,710)	26,206	17,415
Income (benefit) taxes	(5,252)	7,931	(860)	—	1,819
Net (loss) income	$15,596	$28,644	$(54,850)	$26,206	$15,596

Statement of Cash Flows for the nine months ended September 30, 2003
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(42,252)	$38,219	$30,665	$—	$26,632
Net cash provided by (used in) investing activities	—	(1,851)	(26,768)	—	(28,619)
Net cash provided by (used in) financing activities	(18,642)	—	—	—	(18,642)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(3,632)	—	(3,632)
Net change in cash and cash equivalents	(60,894)	36,368	265	—	(24,261)

Cash and cash equivalents at the beginning of the period	62,811	792	19,457	—	83,060
Cash and cash equivalents at the end of the period	$1,917	$37,160	$19,722	$—	$58,799

Statement of Cash Flows for the nine months ended September 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$12,065	$(18,250)	$44,851	$—	$38,666
Net cash provided by (used in) investing activities	—	(279)	(43,340)	—	(43,619)
Net cash provided by (used in) financing activities	(12,729)	—	100	—	(12,629)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(1,989)	—	(1,989)
Net change in cash and cash equivalents	(664)	(18,529)	(378)	—	(19,571)

Cash and cash equivalents at the beginning of the period	993	38,236	23,447	—	62,676
Cash and cash equivalents at the end of the period	$329	$19,707	$23,069	$—	$43,105

6.	Restructuring and Impairment Charges

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

Below are tables summarizing restructuring and the related activity as of and for the nine months ended September 30, 2003 and 2004:

		Nine Months Ended			Cumulative
	Balance	September 30, 2003			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/02	Charges	Reversals	Total	Payments	Charges	9/30/03
Restructuring Activities:
Personnel and severance	$10,460	$823	$—	$823	$(6,207)	$—	$5,076
Lease and other contractual commitments	11,768	—	—	—	(1,902)	—	9,866
Other	481	—	—	—	(481)	—	—
Total restructuring and impairment charges	$22,709	$823	$—	$823	$(8,590)	$—	$14,942

		Nine Months Ended			Cumulative
	Balance	September 30, 2004			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/03	Charges	Reversals	Total	Payments	Charges	9/30/04
Restructuring Activities:
Personnel and severance	$4,076	$—	$(85)	$(85)	$(1,337)	$—	$2,654
Lease and other contractual commitments	9,560	484	(6,069)	(5,585)	(1,435)	—	2,540
Other	14	—	(10)	(10)	(4)	—	—
Total restructuring and impairment charges	$13,650	$484	$(6,164)	$(5,680)	$(2,776)	$—	$5,194

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

The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.

The following table summarizes Viasystems derivative instrument activity at September 30, 2004.
	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Mexican Peso	$5,673	1.5	11.5120
Canadian Dollar	7,200	1.5	1.3628
Euro	4,000	1.2	1.2584
Total	$16,873	1.4

Fair Value	$472

8.	Business Segment Information (Restated)

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

Prior to 2004, the Company reported its financial results in one reportable segment. The Company has reevaluated and restated its operating segments based on the application of FASB Statement 131, and determined that there are four reportable segments for 2004: China Printed Circuit Boards, North American Printed Circuit Boards, European Printed Circuit Boards and Assembly. Other consists of the remaining operating segments, which include certain North American EMS operations. Following the planned closure of the North American and European Printed Circuit Board operations in 2005, the Company expects to have two continuing reportable segments - China Printed Circuit Boards and Assembly. Segment disclosures for the three and six months ended June 30, 2003 and 2004 and have been restated to reflect the reportable segments present for 2004.

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

Following is the Company’s business segment information restated for the three and nine months ended September 30, 2003 and 2004. Intersegment sales are fully eliminated in consolidation. General corporate operating expenses are allocated to each operating segment based on sales. The accounting policies of the segments are the same as those described in Note 1. Segment data includes intersegment revenues and is eliminated in consolidation.

Net sales and operating income (loss) by segment:
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales:	2003	2004	2003	2004
Asia PCB	$70,859	$86,966	$211,594	$253,619
North American PCB	14,134	12,255	42,105	43,797
European PCB	10,705	8,611	38,545	35,373
Assembly	79,911	97,912	218,648	307,006
Other	17,180	22,161	54,769	73,171
Eliminations	(6,285)	(6,918)	(18,054)	(29,647)
Total	$186,504	$220,987	$547,607	$683,319

Operating Income (Loss):
Asia PCB	$8,878	$6,527	$27,506	$28,147
North American PCB	(8,565)	(3,295)	(19,738)	(8,149)
European PCB	(2,761)	(5,389)	(5,823)	(11,946)
Assembly	6,735	15,196	17,384	41,302
Other	(1,201)	(6,170)	(6,886)	(11,248)
Total	$3,086	$6,869	$12,443	$38,106

Net sales by product offering are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales:	2003	2004	2003	2004
Printed circuit boards	$91,108	$103,003	$278,403	$313,566
Wire harness and electro- mechanical solutions	95,396	117,984	269,204	369,753
Total	$186,504	$220,987	$547,607	$683,319

9.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net (loss) income	$(14,082)	$(2,610)	$(80,886)	$15,596
Gain on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	—	515	—	472
Foreign currency translation adjustments	1,704	(1,116)	12,563	(3,684)
Comprehensive (loss) income	$(12,378)	$(3,211)	$(68,323)	$12,384

10.	New Accounting Standards

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

Results of Operations (Restated)

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net sales for the three months ended September 30, 2004, were $221.0 million, representing a $34.5 million, or 18.5% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sales of Asia printed circuit boards increased by approximately $16.1 million, or 22.7%, as a result of greater product demand and the installation of additional capacity. Sales of North American printed circuit boards decreased by approximately $1.8 million, or 12.8%, due to migration of business to Asia. Sales of European printed circuit boards decreased by approximately $2.1 million, or 19.6%, due to migration of business to Asia. Sales of assembly increased $18.0 million, or 22.5%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

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

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004, were $683.3 million, representing a $135.7 million, or 24.8% increase from the same period in 2003. The increase was primarily a result of an overall market recovery and increased market share with select customers. Sales of Asia printed circuit boards increased by approximately $42.0 million, or 19.8%, as a result of greater product demand and the installation of additional capacity. Sales of North American printed circuit boards remained relatively constant. Sales of European printed circuit boards decreased by approximately $3.1 million, or 8.1%, due to migration of business to Asia. Sales of assembly increased $88.4 million, or 40.4%, due to greater product demand and additional program wins. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

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