Form 10-K
period 2004-12-31
VIASYSTEMS INC
filed 2005-03-30
CIK 1041380

3/25/2005 10:56 AM

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

No established published trading market exists for the common stock, par value $.01 per share, of Viasystems, Inc. All of the 1,000 outstanding shares of common stock, par value $.01 per share, of Viasystems, Inc. are held by Viasystems Group, Inc.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes [X ] No [ ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	March 31, 2005
Common Stock	1,000

Documents incorporated by reference: None

PART I

CAUTIONARY STATEMENTS CONCERNING
FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (“Report”) include the use of “Viasystems”, “we” and “our”, which unless specified otherwise refer collectively to Viasystems, Inc., and its subsidiaries. Additionally, reference to “Group” refers to Viasystems’ holding company parent Viasystems Group, Inc.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof, control by our largest stockholders and other factors.

ITEM 1. Business

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”),wire harnesses and electro-mechanical solutions (“EMS”). We conduct our operations in two primary segments (i) printed circuit board manufacturing and (ii) assembly. The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and a variety of complex medical and technical instruments. We have 16 facilities strategically located in five countries around the world. We have chosen sites in China and Mexico to take advantage of low cost, high quality manufacturing environments.
We are a supplier to over 200 original equipment manufacturers (“OEMs”) in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Cisco Systems, Inc., Delphi Corp., Electrolux AB, General Electric Company, Huawei Technologies, Lucent Technologies Inc., Maytag Corporation, Siemens AG, Sun Microsystems, Inc. and Whirlpool Corporation. We have also forged strategic alliances with leading EMS providers such as Celestica, Inc. and Solectron Corporation. We supply PCBs to our EMS partners through these strategic alliances.

Our Development

Viasystems is a wholly owned subsidiary of Group. Group was formed in 1996 by Hicks, Muse, Tate & Furst Incorporated under the name Circo Craft Holding Company to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of PCB fabricators and backpanel assemblers. In August 1996, Group changed its name to CC Canada Holding Company and then back to Circo Craft Holding Company in September 1996. Group had no operations prior to its first acquisition in October 1996, when its name changed to Circo Technologies, Inc. In January 1997, Group changed its name to Viasystems Group, Inc. On April 10, 1997, Group contributed to Viasystems all of the capital stock of its then existing subsidiaries.

From 1998 through 2001 we expanded rapidly through the acquisitions of several businesses throughout Europe and North America. During that time, we expanded our business model to include wire harnesses and cable assemblies. In addition, in late 1999, we purchased our first business based in China.

In early 2001, the telecommunications and networking industries began a significant business downturn, as overcapacity of voice and data bandwidth reduced demand for high-end network switches, routers and other infrastructure equipment. The decline in capital spending was exacerbated by excess inventories within the EMS supply chain as indicated by the fact that the five largest EMS companies in the world collectively experienced a 138% increase in inventories during 2000.

The major appliance wire harness business was generally unaffected by the economic recession which commenced in 2001. The wire harness business is driven primarily by sales of household major appliances. Sales of major appliances are related to macroeconomic factors such as interest rates, employment levels, housing starts and the rate at which consumers replace appliances.

Since April 2001, we have conducted an extensive review of our operations and closed or sold 19 under-performing or non-strategic facilities. During that time, we streamlined our business to focus on PCBs, wire harnesses and electro-mechanical solutions, and we significantly diversified our end markets and customer base. In 2003, we completed a reorganization pursuant to Chapter 11 of the United States Bankruptcy Code (the “Reorganization”) that has enabled us to improve our asset base, profitability, operating flexibility and balance sheet and to reduce our debt leverage.

In 2004, we continued to further our strategy of expanding our capacity and manufacturing capabilities in low cost jurisdictions by our $60.0 million investment in our China PCB operations. Additionally, we continued to diversify our customer base and to streamline operations in our high cost manufacturing areas. In an effort to improve our operational efficiency and to adapt to our customers’ needs, in the first quarter of 2005 we announced our plan to close all of our remaining printed circuit board facilities located in Montreal, Quebec and Echt, the Netherlands by the end of 2005.

We are headquartered in St. Louis, Missouri. The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105 and our telephone number at that location is (314) 727-2087. We can also be reached at our web site www.viasystems.com. Upon written request, a copy of this Form 10-K will be provided to any senior subordinated note holder. In addition, copies of our filings are available on the SEC website at www.sec.gov.

Our Industries

We serve the PCB fabrication and assembly services industries through our two primary operating segments (i) printed circuit board manufacturing and (ii) assembly. Our assembly services segment includes both wire harness assemblies and electro-mechanical assemblies.
Printed Circuit Boards - PCBs serve as the foundation of almost all electronic equipment, providing the circuitry and mounting surfaces necessary to interconnect discrete electronic components, including integrated circuits, capacitors and resistors. PCBs consist of a pattern of electrical circuitry etched from copper and laminated to a board made of insulating material, thereby providing electrical interconnection between the components mounted onto it.

Wire Harnesses and Cable Assemblies - Wire harnesses are used in major appliances to connect the motors, pumps, switches and other control devices to a central point at which power is delivered.

Electro-Mechanical Solutions - Companies that provide electro-mechanical solutions offer a wide variety of products and services, primarily including assembly of backplanes, custom and standard metal enclosures and racks, "box build" systems integration and assembly, final product testing and fulfillment.

Our Business Strategy

We believe we are well positioned for growth in sales and operating income through a strategy based on the following:

Maintain Diverse End Market Mix - Due to a dramatic economic downturn during 2001 and 2002 in the telecommunications and computer/data communications markets, we expanded our offerings into the automotive, consumer and industrial/ instrumentation markets. Our sales to each of these segments, both in absolute dollars as well as percentage of sales, have grown in recent years. From 2002 to 2004, we increased our net sales in the automotive, consumer and industrial/instrumentation markets by 28.1%, 23.6% and 15.8%, respectively. In order to take advantage of our low cost manufacturing capabilities, reduce our exposure and reliance on unpredictable end markets and provide alternative growth paths, we intend to continue to maintain our focus on a diverse mix of end markets.

Expand Capacity and Manufacturing Capabilities in Low Cost Locations - To meet our customers' demands for high quality, low cost products and services, we have and will continue to invest in facilities and equipment in low cost locations. As of December 31, 2004 approximately 77.3% of our total manufacturing capacity was located in China and Mexico. Consistent with this strategy, we announced our intention to closeour three remaining printed circuit board facilities located in Montreal, Quebec and Echt, the Netherlands by the end of 2005.
Enhance Our Strong Customer Relationships - We are focused on expanding our business with existing customers by leveraging our history of quality, high levels of customer service and operational excellence, all of which we believe provide us with the opportunity to bid for additional programs from the strong position of a preferred provider. In addition, we have forged strategic alliances with leading EMS providers such as Celestica and Solectron. These types of alliances provide us access to additional PCB sales opportunities and provide our strategic partners the ability to market a fully integrated product offering. Our management team has created a culture that is focused on providing customers with high-quality service and technical support, and this is reflected in our continuing ability to obtain new business and expand our current customer relationships.

Expand Our Relationships with Existing Customers Through Cross-Selling - Building on our broad product offering, we pursue cross-selling opportunities with our existing base of customers. We leverage our PCB capabilities to provide our customers with an integrated manufacturing solution, which can range from fabrication of bare PCBs to final system assembly and test. We intend to continue to leverage our customer relationships to expand the products we sell to our customers.

Concentrate on High Value-Added Products and Services - We focus on providing electro-mechanical solutions to leading manufacturers of advanced electronics products that generally require custom designed, more complex products and short lead-time manufacturing services. These products are typically lower volume, higher margin products. According to N.T. Information, we are an industry leader in the manufacture of complex, technologically advanced multi-layer printed circuit boards and custom designed backpanel assemblies. We differentiate ourselves from many of our global competitors by limiting our participation in programs for high volume, low margin products such as cell phone handsets, personal computers or peripherals and consumer electronics.

Focus on Operational Excellence - We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs. We continue to focus on opportunities to improve operating income, including: (1) further rationalization of manufacturing capacity; (2) streamlining of marketing and general and administrative overhead; (3) continued implementation of lean manufacturing and six sigma initiatives; (4) efficient investment in new equipment and technologies and the upgrading of existing equipment; and (5) continued improvement of our internal controls and centralization of certain aspects of our accounting and finance functions. Our management team is focused on maximizing our current asset base to improve our operational efficiency while also adapting to the needs of our customers and the market.

Markets and Customers - We provide services to more than 200 OEMs. We believe our position as a strategic supplier of printed circuit boards, wire harnesses and electro-mechanical solutions, fosters close relationships with our customers. These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers' wide range of needs.

The following table shows our net sales as a percentage by principal end-user markets we serve:

	Year Ended
	December 31,

Markets	2002	2003	2004
Consumer	26.9%	32.1%	31.9%
Automotive	18.9	24.2	23.2
Telecommunications	28.4	19.7	22.5
Computer/Datacommunications	16.3	14.1	11.9
Industrial & Instrumentation/Other	9.5	9.9	10.5
Total Net Sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. For the years ended December 31, 2002, 2003 and 2004, sales to our 10 largest customers accounted for 62.8%, 72.4% and 72.1% of our net sales, respectively, and sales to our largest customer, General Electric, represented 11.7%, 12.1% and 11.3% of our net sales, respectively.

Manufacturing Services

Our offering of manufacturing services includes the following:

Design and Prototyping Services - We provide comprehensive front-end engineering services, including custom enclosure design, circuit board layout and related design services leading to efficient manufacturing and delivery. We offer quick-turn prototyping, which is the rapid production of a new product sample. Our quick-turn prototype service allows us to provide small test quantities to our customers' product development groups. Our participation in product design and prototyping allows us to reduce our customers' manufacturing costs and their time-to-market and time-to-volume. These services enable us to strengthen our relationships with customers that require advanced engineering services. In addition, by working closely with customers throughout the development and manufacturing process, we often gain insight into their future product requirements.

Printed Circuit Board and Backpanel Fabrication - Printed circuit boards and backpanels are platforms that connect semiconductors and other electronic components. Backpanels connect printed circuit boards. We manufacture multi-layer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. In recent years, the trend in the electronics industry has been to increase the speed and performance of components while reducing their size. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, tightly spaced wiring. These advancements in component technologies have driven the change in printed circuit board design to higher density printed circuits.

Wire Harnesses and Cable Assemblies - A wire harness and cable assembly is an assembly of wires with connectors and terminals attached to their ends that transmits electricity between two or more points. We are one of the leading suppliers of wire harnesses and cable assemblies for use in household appliances. Due to the similarity in the process technology used in the manufacture of wire harnesses and cable assemblies for many other products and in the manufacture of wire harnesses for use in household appliances, we strive to leverage this expertise to enhance the value of the products and services we supply to our OEM customers in the other industries.

Backpanel Assembly - We provide backpanel assemblies, which are manufactured by mounting interconnect devices, integrated circuits and other electronic components on a bare backpanel. This process differs from that used to provide printed circuit board assemblies primarily because of the larger size of the backpanel and the more complex placement techniques that must be used with higher layer count printed circuits. We also perform functional and in-circuit testing on assembled backpanels.

Printed Circuit Board Assembly - As a complement to our electro-mechanical solutions offering, we manufacture printed circuit board assemblies. Generally, we do not produce printed circuit board assemblies separately, but rather we integrate them with other components as part of a full electro-mechanical solution. In addition, we offer testing of assembled printed circuit boards and testing of all of the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests, functional tests and environmental stress tests of board or system assemblies.

Custom Enclosures - We specialize in the manufacture of custom designed chassis and enclosures primarily used in the electronics, telecommunications, industrial and computer industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with reduced manufacturing costs and shortened time to market throughout a product's life cycle.

Full System Assembly and Test - We provide full system assembly services to OEMs from our facilities in China and Mexico. These services require sophisticated logistics capabilities and supply chain management capabilities to rapidly procure components, assemble products, perform complex testing and deliver products to end users around the world. Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including printed circuit board assembly. We also employ advanced test techniques to various subassemblies and final end products.

Packaging and Global Distribution - We offer our customers flexible, just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with customers' inventory requirements. We ship products directly into customers' distribution channels or directly to the end-user.

After-Sales Support - We offer a wide range of after-sales support services. This support can be tailored to meet customer requirements, including field failure analysis, product upgrades, repair and engineering change management.

Supply Chain Management - Effective management of the supply chain is critical to the success of OEMs as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory. Our global supply chain organization works with customers and suppliers to meet production requirements and procure materials.

Sales and Marketing

We focus on developing close relationships with our customers at the earliest development and design phases and continuing throughout all stages of production. We identify, develop and market new technologies that benefit our customers and position us as a preferred product or service provider.

We market our products through our own sales and marketing organization and through sales representatives. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of December 31, 2004, we employed approximately 251 sales and marketing employees, of which 111 are direct sales representatives strategically located throughout North America, Europe and Asia. Each customer segment marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standardized technology printed circuit boards, backpanel assemblies, printed circuit board assemblies, wire harnesses and custom cable assemblies, custom enclosures and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multi-layering, which involves placing multiple layers of electronic circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between layers, called blind or buried vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel; drilling holes and depositing copper or other conductive material to form the innerlayer electrical connections; and cutting the panels to shape. Advanced interconnect products may also require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer controlled drilling and routing, automated plating and process controls and achievement of controlled impedance. Manufacture of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the larger size of the backpanel relative to other printed circuit boards and the increased number of holes for component mounting.

The manufacture of wire harnesses and cable assemblies involves four steps: (1) insulated copper wire is fed through cutting machines that are programmed to cut wire to a specific length, strip the end of the wire and attach terminals or connectors; (2) the lengths of wire are spliced or joined together and additional connectors and/or terminals are attached; (3) the cut and spliced wires are brought to the assembly area where assembly boards are used to guide employees on the placement of designated wires; and (4) each assembled harness is tested for continuity and analyzed by a trained inspector. Every assembly board is equipped with 100% continuity testers that are designed into the board. These testers will pinpoint any defective circuits for repair or rework.

The manufacture of printed circuit board assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to printed circuit boards. The manufacture of backpanel assemblies involves attachment of electronic components, including printed circuit boards, integrated circuits and other components, to the backpanel, which is a large printed circuit board. We use surface mount, pin-through hole and press fit technologies in backpanel assembly. We also assemble higher-level sub-systems and full systems incorporating printed circuit boards and complex electro-mechanical components.

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

Quality Standards

Our quality systems are defect prevention based, customer focused and compliant to international standards. All of our facilities are compliant or certified to ISO 9002:1994. ISO 9002:1994 specifies requirements that focus on the effectiveness of the quality management system in meeting customer requirements. In addition to ISO 9002:1994, we have facilities that are certified to ISO 9001:2000, ISO 14001:1996, QS 9000, TS9000 and ISO/TS 16949.

Our facilities are also compliant to industry and regulatory requirements including Bellcore, British Approval Board for Telecommunications (“BABT”), Underwriters Laboratory (“UL”), and Canadian Standards Association (“CSA”). These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials.

Supplier Relationships

We order materials and components based on purchase orders, and forecasts, received and accepted from our customers and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders or specific customer contracts. We continue to work with our suppliers to develop just-in-time supply systems which reduce inventory carrying costs, and contract globally, where appropriate, to leverage our purchasing volumes. We also certify our suppliers and potential suppliers on the basis of quality, on-time delivery, costs, technical capability, and potential technical advancement.

Competition

Our industry is a highly competitive industry, and we believe our markets are highly fragmented. We face competition from numerous local, numerous regional and a number of large international providers of PCBs, wire harnesses and electro-mechanical solutions. Our primary direct competitors are Flextronics, Sanmina-SCI, LG,
Nan Ya, Compeq, Elec & Eltek, and Noma (a division of Gentek). We believe that competition in the market segments we serve is based more on product quality and responsive customer service and support as well as price, because many of the products manufactured by us require high levels of product technology, reliability, prompt delivery, and competitive pricing. The supplier that can provide the highest level of all the above gains the greatest market share.

International Operations

As of December 31, 2004, we had 14 manufacturing facilities located outside the United States, with sales offices throughout Europe and Asia Pacific. Our international operations account for 94.1% of our net sales. We believe that our global presence is important as it allows us to provide consistent, quality products on a timely basis to our multinational customers worldwide. We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material affect on our results of operations, financial condition and cash flows. For information about our business broken down by geographic area, see Note 17 of our consolidated financial statements.

Environmental

Some of our operations are subject to federal, state, local and foreign environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water, as well as the handling, storage, manufacture and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health. We believe that we are in material compliance with applicable environmental laws and that the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. Further, we are not a party to any current claim or proceeding and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us. Currently, remediation of contamination is being undertaken at our facility in Virginia. This facility was closed during 2001 and has no ongoing production. While the cost of the remediation could be material, we believe that the contamination pre-dates our use of the property. As such, the prior owners are conducting the requisite remedial actions and have agreed to indemnify us for costs associated with the remediation. We believe that the prior owner of this facility is fully capable of performing and will perform under such agreements. Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt. However, there can be no assurance that any material environmental liability will not arise in the future, including for example liabilities due to a change in the law or the discovery of currently unknown conditions.

Employees

As of December 31, 2004, we had 23,288 employees. Of these employees, 19,902 were involved in manufacturing, 1,410 in engineering, 251 in sales and marketing, and 1,725 in accounting and administrative capacities. No employees are represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and believe we have good relations with our employees.

Backlog

We estimate that our backlog of unfilled orders on December 31, 2003 and 2004 were approximately $154.3 million and $167.8 million, respectively. The increase in backlog from December 31, 2003 was primarily due to increased customer demand in our Asian assembly facilities, partially offset by decreases in our western world PCB facilities. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Segments

We have determined that there are four reportable segments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131: China Printed Circuit Boards, North America Printed Circuit Boards, European Printed Circuit Boards, and assembly. See discussion of our segments in Note 17 to our consolidated financial statements.

ITEM 2. Properties

In addition to our executive offices in St. Louis, Missouri, as of December 31, we operated 16 principal manufacturing and distribution facilities, located in 5 different countries with a total area of approximately 4.8 million square feet. All of our domestic owned properties are pledged to secure our indebtedness under our senior credit facility. Our leased properties are leased for terms ranging from one to ten years. The leases for our Qingdao, China and two of the three Juarez, Mexico properties will expire within the next two years. We anticipate that we will be able to renew those leases on terms that are not materially different than the current terms.

Listed below are the principal manufacturing and distribution facilities we operated as of December 31, 2004:

Location	Size (Appx. Sq. Ft.)	Type of Interest	Description of Primary Products
United States
Mishawaka, Indiana	38,000	Owned	Wire harness and cable assembly
Milwaukee, Wisconsin	305,000	Leased	Custom metal enclosure fabrication
Canada
Pointe-Claire (Montreal), Quebec (2)	168,000	Owned	Printed circuit board fabrication
Kirkland (Montreal), Quebec (2)	121,000	Owned	Printed circuit board fabrication
Mexico
Juarez, Mexico	69,000	Leased	Backpanel assembly
Juarez, Mexico	178,000	Leased	Wire harness and cable assembly
Juarez, Mexico	54,000	Leased	Wire harness and cable assembly
Chihuahua, Mexico	282,000	Owned	Wire harness and cable assembly
Chihuahua, Mexico	253,000	Leased	Wire harness and cable assembly
Europe
Echt, the Netherlands (2)	462,000	Owned	Printed circuit board fabrication / backpanel assembly
Asia
Guangzhou, China (1)	2,000,000	Owned	Printed circuit board fabrication and wire harness
Zhongshan, China (3).	318,000	Owned	Printed circuit board fabrication
Shanghai, China	229,000	Owned	Backpanel assembly / custom metal enclosure fabrication
Shenzhen, China	286,000	Leased	Full system assembly
Qingdao, China	54,000	Leased	Full system assembly

__________

(1)       In Guangzhou we have a campus which we consider as two separate facilities. One facility is dedicated to printed circuit board fabrication and the other to wire harness assembly.

(2)       In February 2005, we announced our intention to close the three printed circuit board facilities listed above by the end of 2005.

(3)       In conjunction with the closures of the three printed circuit board facilities noted above, we are increasing capital spending on our China PCB facilities.  By mid 2005, we expect to increase the square footage of Zhongshan by at least 175,000 sq. ft.

In addition to the facilities listed above, we maintained several leased sales and marketing and other facilities located throughout North America, Europe and Asia.

ITEM 3. Legal Proceedings

On October 1, 2002, Group and Viasystems filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York seeking court supervision of our restructuring efforts and confirmation of our plan of reorganization. The plan of reorganization was confirmed on January 14, 2003 and we emerged from bankruptcy on January 31, 2003.

We have certain bankruptcy claims that remain unsettled and are subject to ongoing negotiations and possible litigation. The aggregate amount of the outstanding claims is $1.0 million. To the extent these claims become allowed claims, the payment of these claims will be funded by the issuance of subordinated promissory notes pursuant to the terms of the confirmed plan of reorganization.

We are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contract claims, as well as in connection with the Chapter 11 claims reconciliation process described above. We believe that any liability with respect to the above proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flow.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5. Market For The Registrant's Common Equity And Related Stockholder Matters, And Issuer Purchases of Equity Securities

All of Viasystems’ outstanding common stock is held by Group and, accordingly, there is no established public trading market for Viasystems’ common stock. Viasystems has paid no dividends since inception, and its ability to pay dividends is limited by the terms of certain agreements related to its indebtedness. We have no intention to pay dividends in the near future.

ITEM 6. Selected Financial Data

The selected financial and other data below for the years ended December 31, 2000, 2001, 2002 (restated), 2003 (restated) and 2004 presents consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements.

You should read the selected historical consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this document.

Restatement of previously issued consolidated financial statements

As discussed in Note 2 to the consolidated financial statements, we have restated our previously issued financial statements for the years ended December 31, 2002 and 2003. The restatement arises from errors made in the application of the accounting principles set forth by SFAS No. 142 and SFAS No. 131. In addition, we adjusted the 2003 restructuring and impairment loss for an error identified during the recording of the SFAS No. 142 impairment adjustments attributable to currency effects of the SFAS No. 144 impairment recognized at our Echt, the Netherlands facility. See Note 2 to the consolidated financial statements for further information, including the impact of the restatements for each of the restated periods in this filing. A summary of these restatements is as follows:

•
For the year ended December 31, 2002, there was a $36.7 million increase in goodwill (non-cash) impairment expense, which resulted in a 24.4% increase in our operating loss and a 14.2% increase in our net loss. These impairments further caused a 4.5% decrease in our total assets.

•
For the year ended December 31, 2003, there was a $22.5 million increase in goodwill (non-cash) impairment expense, which resulted in a 45.8% increase in our operating loss and a 15.8% increase in our net loss. These impairments further caused an 8.3% decrease in our total assets. In addition, we reduced the restructuring and impairment expense $0.9 million, or 1.3%, for a currency error related to the 2003 SFAS No. 144 impairment.

•	For the years ended December 31, 2002 and 2003, we restated our reportable segments to change from one reportable segment to four reportable segments.

This information in this selected financial data reflects these restatements, but is not otherwise updated.

The information in this selected financial data reflects the restatements, but is not otherwise updated.

	Year Ended December 31,
			Restated	Restated
	2000	2001	2002	2003	2004
	(in thousands)
Statement of Operations Data:
Net sales	$1,604,985	$1,206,536	$864,047	$751,483	$901,363
Cost of goods sold	1,230,552	1,042,886	697,802	597,546	728,249
Selling, general and administrative expenses (1)	225,611	96,838	88,160	64,119	77,977
Stock compensation expense (2)	—	—	—	1,383	3,837
Depreciation	98,457	79,718	74,221	66,070	48,232
Amortization	46,409	46,574	16,344	3,065	1,570
Write-off of amounts due from affiliates (3)	—	144,099	—	—	—
Restructuring and impairment charges (4)	—	152,265	52,697	66,199	1,013
Goodwill impairment (5)	—	129,109	36,710	22,697	—
Loss (gain) on dispositions of businesses, net (6)	—	—	85,531	1,226	(465)
Operating income (loss)	3,956	(484,953)	(187,418)	(70,822)	40,950
Interest expense, net	105,514	97,174	81,898	29,729	37,818
Amortization of deferred financing costs	4,296	4,013	4,955	104	1,305
Loss on early retirement of debt	31,196	—	—	—	—
Reorganization items:
Reorganization expenses (reversals) (7)	—	—	22,537	55,255	(9,776)
(Loss) income from debt forgiveness (8)	—	—	—	1,517	—
Other expense (income), net	1,857	879	(900)	6,882	(987)
Loss(income) before income taxes	(138,907)	(587,019)	(295,908)	(164,309)	12,590
Income taxes	(2,923)	—	—	—	6,842
Net (loss) income	$(135,984)	$(587,019)	$(295,908)	$(164,309)	$5,748

Balance Sheet Data (as
of end of period):
Cash and cash equivalents	$45,676	$34,202	$83,060	$62,676	$112,891
Working capital (9)	259,759	122,054	(383,521)	111,573	144,565
Total assets	1,611,284	988,045	777,530	694,335	750,409
Total debt, including current maturities	1,024,317	1,040,919	1,125,189	456,243	465,555
Stockholder's equity (deficit)	135,932	(310,324)	(584,709)	2,480	56,534

__________

(1)
During the year ended December 31, 2000, we recorded non-cash compensation charges of $104,351, which reflects the difference between the cost of certain convertible securities and the value of the common stock that such securities were convertible into at those dates.

(2)
In connection with the Reorganization, we terminated our 1997 and 2001 stock option plans and adopted the 2003 Stock Option Plan. The options we have issued under the 2003 Stock Option Plan have a fixed exercise price of $12.63 per share and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date, and one-third on the 36-month anniversary of the grant date. As a result of the termination of the 1997 and 2001 stock option plans and the adoption of the 2003 Stock Option Plan, under provision of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, certain options issued under the 2003 Stock Option Plan are treated as “variable” options. Effective January 1, 2004, we adopted SFAS No. 123, Accounting for Stock-Based Compensation.

(3)
In 2000, we transferred nine European Printed Circuit Board facilities to European PCB Group in consideration of subordinated notes payable to us. This line item represents charges relating to the write-off of such subordinated notes due from European PCB Group. European PCB Group has disposed of substantially all of its assets and is in the process of being liquidated. Accordingly, we compared the carrying amounts to the undiscounted expected future cash flows and concluded the amounts due were impaired.

(4)
This line item represents impairment charges related to the write-off of long-lived assets in accordance with SFAS No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" and SFAS No. 144 "Accounting for the impairment or disposal of long-lived assets," as applicable. In addition, due to the industry downturn, numerous restructuring charges were taken to downsize and close facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Restructuring, Impairment Charges and Loss (Gain) on Dispositions of Businesses" and our consolidated financial statements and the notes thereto.

(5)
The goodwill impairment recognized in 2002 is attributable to $13.4 million goodwill impairment recognized in our North American PCB reporting unit, $10.1 million goodwill impairment recognized in our Asian EMS reporting unit and $13.2 million goodwill impairment recognized in our North American EMS reporting unit. The goodwill impairment recognized in 2003 is attributable to $22.7 million goodwill impairment recognized in our European Printed Circuit Boards reporting unit.

(6)
During 2002, in connection with the continued economic downturn, we sold six businesses, including our joint venture interest, and finalized the dispositions of several closed facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Restructuring, Impairment Charges and Loss on Dispositions of Businesses" and our consolidated financial statements and the notes thereto.

(7)
Reorganization expenses consisted primarily of professional and bank fees and expenses related to the issuance of a promissory note to the Secretary of State for Trade and Industry of the United Kingdom incurred in conjunction with the Reorganization. In May 2004, this promissory note was discharged in full as a result of proceeds received by the Secretary of State for Trade and Industry of the United Kingdom in connection with the liquidation of Viasystems Tyneside Limited, resulting in a gain of $9.8 million.

(8)	In connection with our Reorganization, we recorded a loss from debt forgiveness of $1.5 million in respect of allowed senior subordinated note claims.

(9)
Working capital for the year ended December 31, 2002 includes $526.0 million of long-term debt classified as currently due in connection with the Reorganization. Excluding this amount, working capital for the year ended December 31, 2002 would have been $142.5 million.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to our emergence from bankruptcy on January 31, 2003 in accordance with the Reorganization. Accordingly, the discussion and analysis of historical periods prior to that date does not reflect our new capital structure. You should read the following discussion of our financial condition and results of operations with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Part I “Cautionary Statements Concerning Forward-Looking Statements”.

Restatement of previously issued consolidated financial statements

As discussed in Note 2 to the consolidated financial statements, we have restated our previously issued financial statements for the years ended December 31, 2002 and 2003. The restatement arises from errors made in the application of the accounting principles set forth by SFAS No. 142 and SFAS No. 131. In addition, we adjusted the 2003 restructuring and impairment loss for an error identified during the recording of the SFAS No. 142 impairment adjustments attributable to currency effects of the SFAS No. 144 impairment recognized at our Echt, the Netherlands facility. See Note 2 to the consolidated financial statements for further information, including the impact of the restatements for each of the restated periods in this filing. A summary of these restatements is as follows:

•
For the year ended December 31, 2002 there was a $36.7 million increase in goodwill (non-cash) impairment expense, which resulted in a 24.4% increase in our operating loss and a 14.2% increase in our net loss. These impairments further caused a 4.5% decrease in our total assets of Viasystems.

•
For the year ended December 31, 2003 there was a $22.5 million increase in goodwill (non-cash) impairment expense, which resulted in a 45.8% increase in our operating loss and a 15.8% increase in our net loss. These impairments further caused an 8.3% decrease in the total assets of the Company. In addition, we reduced the restructuring and impairment expense $0.9 million, or 1.3%, for a currency error related to the 2003 SFAS No. 144 and SFAS No. 131 impairment.

•	For the years ended December 31, 2002 and 2003, we restated our reportable segments to change from one reportable segment to four reportable segments.

The information in this discussion and analysis reflects these restatements, but is not otherwise updated.

General

We are a leading worldwide provider of complex multi-layer PCBs, wire harnesses and electro-mechanical solutions. We conduct our operations in two primary segments (i) printed circuit board manufacturing and (ii) assembly. The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and a variety of complex medical and technical instruments. We have 16 facilities strategically located in five countries around the world. We have chosen sites in China and Mexico to take advantage of low cost, high quality manufacturing environments.

We are a supplier to over 200 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Cisco Systems, Inc., Delphi Corp., Electrolux AB, General Electric Company, Huawei Technologies, Lucent Technologies Inc., Maytag Corporation, Siemens AG, Sun Microsystems, Inc. and Whirlpool Corporation. For the year ended December 31, 2004, approximately 31.9%, 23.2%, 22.5%, 11.9%, and 10.5% of our net sales were generated from sales to the consumer, automotive, telecommunications, computer/data communications and industrial and instrumentation/other industries, respectively. We have also forged strategic alliances with leading EMS providers such as Celestica, Inc. and Solectron Corporation. We supply PCBs to our EMS partners through these strategic alliances.

The Reorganization

The telecommunications and networking industries experienced a dramatic economic downturn during 2001 and 2002, which had a significant adverse impact on our sales and cash flow, and ultimately impeded our ability to service our long-term debt. As a consequence, after reviewing our business and prospects, our board of directors concluded that the long-term interests of our business and of our creditors and equity holders would be best served by a consensual restructuring implemented under Chapter 11 of the Bankruptcy Code for the purpose of reducing our debt and strengthening our balance sheet. On October 1, 2002, we filed a consensual pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code, which was confirmed on January 14, 2003, and was consummated on January 31, 2003. In connection with the Reorganization, we extinguished approximately $716.6 million of indebtedness in exchange for 4.3 million shares of Group senior convertible preferred stock with an aggregate liquidation preference of $53.7 million, 1.2 million shares of Group junior preferred stock with an aggregate liquidation preference of $120.1 million and 20.7 million shares of Group common stock. Also in connection with the Reorganization, all of the then outstanding Group preferred stock and common stock was cancelled, in the case of the preferred stock, in exchange for warrants to purchase Group common stock. In addition, our senior secured indebtedness was restructured in connection with the Reorganization under a new senior credit facility providing for term loans of approximately $447.9 million and revolving credit loans of approximately $51.3 million. Since our emergence, we have issued new senior subordinated notes and have amended the terms of the credit agreement to provide for a new senior credit facility. For a discussion of our new senior subordinated notes and new senior credit facility, see Note 8 of our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including: allowance for bad debts; valuation and recoverability of inventory; amortization periods; recoverability of long-term assets, intangible assets and goodwill; income taxes; pensions and other post- retirement benefits and contingencies; and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when goods are taken into production by the customer. All services are performed prior to invoicing customers for any products manufactured by the Company. Reserves for product returns are recorded based on historical trend rates at the time of sale.

Accounts Receivable

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

Inventories

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

Valuation of Goodwill and other Intangible Assets

We assess the impairment of goodwill and other identifiable intangible assets annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

• significant underperformance relative to historical or projected future operating results;

• significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

• significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment bases on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective, and as a result, we have ceased to amortize goodwill. In lieu of amortization, we are required to perform an annual impairment review of our goodwill. Goodwill is tested annually during the fourth quarter of each fiscal year and when events or circumstances occur indicating possible impairment.

For the year ended 2002, the evaluation resulted in our recognition of impairment in the North America EMS, North America PCB and Asian EMS reporting units of $13.2, 13.4 and 10.1 million, respectively. For the year ended 2003, we recognized impairment in our European Printed Circuit Boards reporting unit of $22.7 million.

Income Taxes

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

Foreign Currency Translation

Local currencies have been designated as the functional currency for Viasystems' foreign subsidiaries. Accordingly, assets and liabilities of most foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense (income) in the consolidated statement of operations. To date, the effect of such amounts on net income has not been material.

Restructuring, Impairment Charges and Loss (Gain) on the Dispositions of Businesses

In 2002, we either closed or disposed of 14 facilities (Milford, Massachusetts; San Jose, California; Seattle, Washington; Ballynahinch, United Kingdom; Columbus, Ohio; Sao Paulo, Brazil; Granby, Quebec; Boldon, United Kingdom; Portland, Oregon; Rouen, France; Terni, Italy; and the Plastics division of NC&S located in Coventry, United Kingdom) and took a restructuring charge $37.5 million. Additionally, in 2002 we either downsized or incurred impairment charges in respect of five facilities (Juarez, Mexico; Milwaukee, Wisconsin; Coventry, United Kingdom; Richmond, Virginia; and St. Louis, Missouri) at a cost of $15.2 million. Also during 2002, we began marketing for sale our Portland, Oregon facility, and as a result, the net assets related to the facility were written down to their expected fair value of $1.5 million resulting in an impairment charge of $21.4 million.

In 2003, our facility in Portland, Oregon was sold and three facilities were either downsized or incurred impairment charges (Montreal, Quebec; Echt, the Netherlands; and Richmond, Virginia) at a cost of $7.8 million.

In 2004,we downsized two facilities (Montreal, Quebec and Echt, the Netherlands) resulting in restructuring and impairment charges of $6.4 million. In addition, in February of 2005, we announced our intention to close all of our facilities located in Montreal, Quebec and Echt, the Netherlands. We estimate that restructuring charges related to the closures will total approximately $50.0 million of which $26.0 million will result in future cash expenditures. We expect that $23.0 million of such restructuring charge will be related to the reduction of headcount and $27.0 million will be related to asset write downs and impairments and other exit costs.

Below is a table summarizing restructuring and impairment charges and loss (gain) on the dispositions of businesses for the years ended December 31, 2002, 2003 and 2004. A detailed discussion of these restructuring and impairment charges and loss (gain) on the dispositions of businesses is set forth in our consolidated financial statements and the notes thereto included elsewhere in this document.

	Year Ended
	December 31,

	2002	2003	2004
	(in thousands)
Restructuring and impairment charges
Personnel and service	$11,458	$827	$2,057
Lease and other collateral commitments (reversals)	7,701	—	(5,861)
Other	1,347	—	253
Asset impairments	32,191	65,372	4,564
Total	$52,697	$66,199	$1,013
Loss (gain) on dispositions of businesses	$85,531	$1,226	$(465)

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	Restated	Restated
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold	80.8	79.5	80.8
Selling, general and administrative expenses	10.2	8.5	8.7
Stock compensation expense	0.0	0.2	0.4
Depreciation	8.6	8.8	5.4
Amortization of intangible assets	1.9	0.4	0.2
Restructuring and impairment charges	6.1	8.8	0.1
Goodwill Impairment	4.2	3.0	0.0
Loss (gain) on dispositions of assets, net	9.9	0.2	(0.1)
Operating (loss) income	(21.7)	(9.4)	4.5
Other expenses:
Interest expense, net	9.5	4.0	4.2
Amortization of deferred financing costs	0.6	0.0	0.1
Reorganization expenses	2.6	7.4	(1.1)
Gain from debt forgiveness	0.0	0.2	0.0
Other expense (income), net	(0.1)	0.9	(0.1)
Income (loss) before income taxes	(34.3)	(21.9)	1.4
Income taxes	0.0	0.0	0.8
Net (loss) income	(34.3)%	(21.9)%	0.6%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

Net sales for the year ended December 31, 2004 were $901.4 million, representing a $149.9 million, or 19.9% increase, from the same period in 2003. The increase was primarily a result of the overall market recovery and increased market share with select customers. Sales of China printed circuit boards increased $55.9 million, or 19.4%, as a result of greater product demand and the installation of additional capacity. Sales of western world printed circuit boards decreased $7.2 million, or 6.8% due to reduced market demand in the western world PCB market primarily as a result of migration of manufacturing to China. Sales in our assembly segment increased $90.0 million, or 29.3% due to greater product demand and additional product wins. The future mix of business is dependent upon available capacity, demand for our customer’s end products and individual program wins across all customers.

Cost of goods sold for the year ended December 31, 2004 was $728.2 million, or 80.8% of net sales, compared to $597.5 million, or 79.5% of net sales, for the year ended December 31, 2003. Cost of goods sold as a percent of net sales increased primarily as a result of higher PCB material costs, higher scrap rates in our western world PCB fabrication facilities and the negative effect of the strengthening of the Canadian Dollar and Euro.

Selling, general and administrative expenses for the year ended December 31, 2004 increased by $13.9 million, from $64.1 million for the year ended December 31, 2003, to $78.0 million for the same period of 2004. These costs increased due to the overall growth of the Company.

Depreciation and amortization decreased $19.3 million, from $69.1 million for the year ended December 31, 2003, to $49.8 million for the same period of 2004. This decrease was primarily due to the fixed asset impairments we recognized during 2003 from the application of SFAS No. 144.

Interest expense increased $8.1 million, from $29.7 million for the year ended December 31, 2003, to $37.8 million for the same period of 2004. This increase in interest expense was primarily due to our increased indebtedness with the issuance of the senior subordinated notes due 2011 in late 2003 and partially offset by our ability to negotiate lower interest rates on our senior credit facility.

Amortization of deferred financing costs increased $1.2 million for the year ended December 31, 2004, compared to the same period in 2003. This increase was due to the amortization of deferred financing fees incurred with the issuance of the senior subordinated notes due 2011.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales for the year ended December 31, 2003 were $751.5 million, representing a $112.5 million or 13.0% decrease from the same period in 2002. The decrease was primarily a result of the facilities we closed or disposed of during 2002. In 2002, such closed or disposed of facilities accounted for net sales of $153.2 million. Had we excluded the operations that were closed or disposed of in 2002, net sales for the year ended December 31, 2002 would have been $710.8 million. Excluding such closed or disposed of facilities, our net sales increased for the year ended December 31, 2003 by $40.7 million, or 5.7%.

Cost of goods sold for the year ended December 31, 2003 was $597.5 million, or 79.5% of net sales, compared to $697.8 million, or 80.8% of net sales, for the year ended December 31, 2002. Cost of goods sold as a percent of net sales decreased primarily as a result of increased printed circuit board sales, which carry a higher gross margin than our other products, as a percent of total sales and cost reduction actions implemented during 2002, partially offset by the negative effect of the strengthening of the Canadian dollar and Euro.

Selling, general and administrative expenses for the year ended December 31, 2003 decreased by $24.1 million, from $88.2 million for the year ended December 31, 2002, to $64.1 million for the same period of 2003. These costs decreased primarily due to the elimination of these expenses in connection with the Plant Rationalizations and additional cost reduction activities implemented during 2002 and 2003. Included in the selling, general and administrative expenses for the year ended December 31, 2003 is $1.4 million relating to stock option compensation expense.

Depreciation and amortization decreased $21.5 million, from $90.6 million for the year ended December 31, 2002, to $69.1 million for the same period of 2003, primarily due to the intangibles and fixed assets disposed of or written off in connection with the Plant Rationalizations.

Interest expense decreased $52.2 million, from $81.9 million for the year ended December 31, 2002, to $29.7 million for the same period of 2003, due to lower overall debt balances as a result of the effects of the Reorganization.

Amortization of deferred financing costs decreased $4.9 million for the year ended December 31, 2003, compared to the same period in 2002. On January 31, 2003, in connection with the consummation of the Reorganization, we wrote off the deferred financing fees related to debt which was cancelled or exchanged.

Other expense (income) changed by $7.8 million, from income of $0.9 million for the year ended December 31, 2002, to expense of $6.9 million for the same period in 2003. The change was primarily due to a $7.7 million expense incurred in connection with a contract settlement with one of our customers related to one of the facilities we closed as part of the Plant Rationalizations.

Cash Flow

Net cash provided by operating activities was $65.9 million for the year ended December 31, 2004, compared to net cash provided by operating activities of $48.4 million for the same period in 2003. Changes in cash flow were principally the result of increased net income. Timing of receipts from certain customers, inventory management and payment to vendors also influenced the cash balances.

Net cash used in investing activities was $71.9 million for the year ended December 31, 2004, compared to $47.0 million for the same period in 2003. Such increase is attributable to the Company’s capital expansion program in China. Specifically, cash used for capital expenditures during the year ended December 31, 2004 was $72.0 million compared to $47.5 million for the same period in 2003.

Net cash provided by financing activities was $56.4 million for the year ended December 31, 2004, compared to net cash used in financing activities of $15.0 million for the same period in 2003. The net cash provided by financing activities for the year ended December 31, 2004 related to additional borrowings of $21.7 million incurred in connection with our new $265.0 million term loan facility. Net cash proceeds of $47.1 million related to the sale of common stock and the repayment of $12.5 to discharge the Department of Trade and Industry (the “DTI”) note.

The net cash used in financing activities for the year ended December 31, 2003 related principally to payments of term loans under our secured credit facility offset by proceeds from issuance of long-term debt under senior subordinated notes. In December 2003, we completed an offering of $200.0 million of Senior Subordinated Notes. The proceeds from this offering were used to repay in full approximately $69.4 million outstanding under the Tranche A term loan facility and to repay approximately $136.1 million of the Tranche B term loan facility. Total payments under the credit agreement were $205.5 million.

Financing Arrangements

Concurrently with the consummation of the Reorganization, we entered into a credit agreement among JPMorgan Chase Bank (the “2003 Credit Agreement”), as administrative agent, and the several banks and financial institutions party thereto, which provides for a senior credit facility consisting of a $69.4 million three-and-one-half year amortizing Tranche A term loan facility, a $378.5 million five-and-one-half year amortizing Tranche B Term Loan facility and a five year revolving credit facility in an amount of $51.3 million (including, as a sub-facility of the revolving credit facility, a $15 million letter of credit facility).

The 2003 Credit Agreement requires Viasystems to maintain certain conditions, affirmative covenants and negative covenants (including financial covenants), including the following financial covenants: (1) minimum interest coverage, (2) maximum total leverage and (3) maximum capital expenditures.

In December 2003, we completed an offering of $200.0 million of 10½% Senior Subordinated Notes due 2011. The proceeds from this offering were used to repay in full approximately $69.4 million outstanding under the Tranche A term loan facility and to repay approximately $136.1 million of the Tranche B Term Loan facility. In connection with the consummation of the debt offering, we were able to amend the terms of the 2003 credit agreement. We believe the results of operations will be sufficient to satisfy the terms and conditions of our financing arrangements.

In conjunction with the Company’s plan of reorganization approved by the Bankruptcy Court, a £12 million (approximately $18 million) loan guaranteed by the Company was cancelled and in exchange the DTI received a note (the “DTI Note”) in an amount equal to £9 million with interest payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter and principal payments from December 31, 2008 through December 31, 2010. In May 2004, the DTI Note was discharged in full as a result of proceeds received by the DTI from the liquidation of Viasystems Tyneside Limited, resulting in a gain of $9.8 million.

On October 7, 2004, Group, as guarantor, and Viasystems, as borrower, amended the 2003 Credit Agreement to provide for a new $265 million term loan facility (the “Replacement Tranche B Term Loan”). The proceeds from the New Tranche B Term Loan were used to extinguish the original Tranche B Term Loan.

On October 7, 2004, Group completed a rights offering whereby it sold 5,555,555 shares of common stock at $9.00 per share to its current stockholders. The proceeds, net of issuance costs, of $47.1 million, werecontributed to the Company.

Liquidity

We have cash and cash equivalents at December 31, 2003 and December 31, 2004 of $62.7 million and $112.9 million, respectively. We had letters of credit outstanding of $13.7 million and $13.8 million at December 31, 2003 and December 31, 2004, respectively.

We anticipate making capital expenditures of approximately $75 to $80 million in 2005. We believe that cash flow from operations and available cash on hand will be sufficient to fund our capital expenditures and other currently anticipated cash needs for the next two years. Our ability to meet those needs from cash provided by operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the 2003 credit agreement in an amount sufficient to enable us to pay our indebtedness, including these notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

The following table provides our material debt, capital lease and operating lease payments as of December 31, 2004:

Contractual Obligation	Total	Less Than 1 year	2 — 3 years	4 — 5 years	More Than 5 years
	(in millions)
Senior credit facility	$265.0	$2.7	$5.3	$257.0	$—
Interest on senior credit facility	79.9	17.1	33.8	29.0	—
Senior subordinated notes	200.0	—	—	—	200.0
Interest on senior subordinated notes	126.9	21.0	42.0	42.0	21.9
Capital lease	0.6	0.3	0.3	—	—
Operating leases	22.3	6.0	8.7	5.1	2.5
Total contractual obligations	$694.7	$47.1	$90.1	$333.1	$224.4

Net Operating Losses

For United States federal income tax purposes we had net operating loss carryforwards, or NOLs, amounting to approximately $693.6 million as of December 31, 2004. These NOLs expire in 2019 through 2024 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences more that a 50% change in ownership during certain periods. We believe an ownership change occurred in January 2003 in connection with the Reorganization. As a consequence, the utilization of our NOLs is limited pursuant to Section 382 to approximately $19.7 million per year, with any unused portion carried over to succeeding years. Further changes in ownership in future periods could substantially restrict our ability to utilize our tax net operating loss carryforwards. In addition, as of December 31, 2004 we had NOLs of $8.8 million in Hong Kong, $5.4 million in China, $14.6 million in the United Kingdom, $88.4 million in Luxembourg, $74.3 million in Canada and $14.5 million in the Netherlands. These NOLs carry forward indefinitely, except for the Canadian NOLs which expire in 2007 through 2011.

Recently Adopted Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s (VIE) assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements. This interpretation applies immediately to VIEs that are created, or for which control is obtained after, January 31, 2003.

In December 2003, the FASB published a revision to FIN No. 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of the revised interpretation. Otherwise, application of FIN No. 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (SPEs) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company does not have interests in structures commonly referred to as SPEs. Adoption of FIN No. 46R did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

In May 2004, the EITF released Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF No. 03-06 provides guidance on the calculation and disclosure of earnings per share. Specifically, EITF No. 03-06 requires that “earnings available to common shareholders” be calculated including participating securities (e.g. preferred stock with certain characteristics). The adoption of EITF No. 03-06 is required for all financial periods beginning after March 31, 2004. Adoption of EITF No. 03-06 resulted in no change to earnings per share as Viasystems, Inc. does not report earnings per share.

Recently Issued Accounting Pronouncements

In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (revised 2004), to be effective as of the beginning of the first interim or annual reporting period that begins after June 30, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS No. 123(R) does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company adopted the provisions of SFAS No. 123 on January 1, 2004. The Company does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued FASB staff position (“FSP”) 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. In addition, at the same time, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004. The American Jobs Creation Act, which includes numerous provisions that may affect business practices and accounting for income taxes, was signed in to law in Ocotber of 2004. As of December 31, 2004, the Company is evaluating all newly issued guidance to make a determination what, if any, effect these issuances may have on the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, to be for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position or results of operations.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2003 and 2004, approximately $242.4 million and $265.0 million, respectively, of our long-term debt, bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 2003 and 2004, would have increased by approximately $4.8 and $5.3 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

ITEM 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Viasystems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viasystems, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2002 and 2003.

/s/  PricewaterhouseCoopers LLP
Dallas, Texas

March 24, 2005

Viasystems, Inc. & Subsidiaries

Consolidated Balance Sheets

	Year Ended December 31,
	Restated
	2003	2004
ASSETS
	(In thousands)
Current assets:
Cash and cash equivalents	$62,676	$112,891
Accounts receivable, net of allowance for doubtful accounts of $10,028 and $13,827, respectively	135,378	140,618
Inventories	87,744	103,904
Prepaid expenses and other	38,004	14,807
Total current assets	323,802	372,220
Property, plant and equipment, net	213,172	233,764
Deferred financing costs, net	8,806	8,931
Goodwill	110,127	109,980
Intangible assets, net	11,129	9,985
Other assets	27,299	15,529
Total assets	$694,335	$750,409

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$141,542	$151,247
Accrued and other liabilities	69,155	68,542
Income taxes payable	589	4,937
Current maturities of long-term debt	943	2,929
Total current liabilities	212,229	227,655
Deferred taxes	18,650	2,321
Long-term debt, less current maturities	455,300	462,626
Other non-current liabilities	5,676	1,273
Total liabilities	691,855	693,875
Commitment and contingencies Stockholder’s equity
Common Stock, 1,000 shares authorized, issued and outstanding	―	―
Paid-in capital	2,374,041	2,426,794
Accumulated deficit	(2,362,174)	(2,356,426)
Accumulated other comprehensive loss	(9,387)	(13,834)
Total stockholder’s equity	2,480	56,534
Total liabilities and stockholder’s equity	$694,335	$750,409

The accompanying notes are an integral part of the consolidated financial statements.

Viasystems, Inc. & Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	Restated	Restated
	2002	2003	2004
	(In thousands)

Net sales	$864,047	$751,483	$901,363
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	697,802	597,546	728,249
Selling, general and administrative	88,160	64,119	77,977
Stock compensation expense	—	1,383	3,837
Depreciation	74,221	66,070	48,232
Amortization	16,344	3,065	1,570
Restructuring and impairment charges	52,697	66,199	1,013
Goodwill impairment	36,710	22,697	—
Loss (gain) on dispositions of businesses, net	85,531	1,226	(465)
Operating (loss) income	(187,418)	(70,822)	40,950
Other expenses (income):
Interest expense, net	81,898	29,729	37,818
Amortization of deferred financing costs	4,955	104	1,305
Reorganization items:
Reorganization expenses (reversals)	22,537	55,255	(9,776)
Loss from debt forgiveness	—	1,517	—
Other (income) expense, net	(900)	6,882	(987)
(Loss) income before income taxes	(295,908)	(164,309)	12,590
Income taxes	—	—	6,842
Net (loss) income	$(295,908)	$(164,309)	$5,748

The accompanying notes are an integral part of the consolidated financial statements.

Viasystems, Inc. & Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Income (Loss)

	Common Stock	Paid in Capital	Accumulated Deficit	Accumulated and Other Comprehensive Income (Loss )	Total

	(In thousands)

Balance at December 31, 2001	$—	$1,634,512	$(1,901,957)	$(42,879)	$(310,324)
Comprehensive loss:
Net loss (restated)	—	—	(295,908)	—	(295,908)
Foreign currency translation adjustments, net of taxes of $0 (restated)	—	—	—	21,523	21,523
Total comprehensive loss (restated)					(274,385)
Balance at December 31, 2002 (restated)	—	1,634,512	(2,197,865)	(21,356)	(584,709)

Comprehensive loss:
Net loss (restated)	—	—	(164,309)	—	(164,309)
Foreign currency translation adjustments, net of taxes of $0 (restated)	—	—	—	11,969	11,969
Total comprehensive loss (restated)					(152,340)
Capital contribution by Group	—	738,146	—	—	738,146
Stock compensation expense	—	1,383	—	—	1,383
Balance at December 31, 2003 (restated)	—	2,374,041	(2,362,174)	(9,387)	2,480

Comprehensive income:
Net income	—	—	5,748	—	5,748
Foreign currency translation adjustments, net of taxes of $0	—	—	—	(4,447)	(4,447)
Total comprehensive income					1,301
Capital contribution by Group	—	48,916	—	—	48,916
Stock compensation expense	—	3,837	—	—	3,837
Balance at December 31, 2004	$—	$2,426,794	$(2,356,426)	$(13,834)	$56,534
 The accompanying notes are an integral part of the consolidated financial statements.

Viasystems, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	Restated	Restated
	2002	2003	2004
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(295,908)	$(164,309)	$5,748
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Impairment of assets	30,890	65,372	4,564
Goodwill impairment	36,710	22,697	—
Loss from debt forgiveness	—	1,517	—
Write-off of deferred financing fees, premium and discount related to debt forgiveness	—	53,203	—
Gain on early extinguishment of capital leases	(656)	—	—
Loss (gain) on dispositions of businesses	89,718	1,226	(465)
Loss on sale of property, plant and equipment	134	31	931
Gain on sale of joint venture interest	(4,187)	—	—
Depreciation and amortization	90,565	69,135	49,802
Amortization of deferred financing costs	4,955	104	1,305
Non-cash stock option compensation charge	—	1,383	3,837
Accreted interest on senior unsecured notes	16,407	—	—
Joint venture income	(298)	—	—
Gain from sale of North Tyneside facility	—	—	(9,789)
Deferred taxes	(1,382)	1,725	4,565
Change in assets and liabilities, net of acquisitions:
Accounts receivable	8,697	(14,058)	(4,665)
Inventories	10,220	(10,150)	(15,221)
Prepaid expenses and other	341	(10,912)	20,070
Intercompany receivable with Group, Inc.	(212)	4,551	(6,087)
Accounts payable and accrued and other liabilities	24,788	33,136	13,660
Income taxes payable	(2,007)	(6,241)	(2,338)
Net cash provided by operating activities	8,775	48,410	65,917
Cash flows from investing activities:
Sale of businesses and joint venture interest	5,900	(138)	—
Sale of property, plant and equipment	—	620	73
Capital expenditures	(29,688)	(47,506)	(72,006)
Net cash used in investing activities	(23,788)	(47,024)	(71,933)
Cash flows from financing activities:
Proceeds from issuance of long-term debt under credit facilities	—	—	265,000
Proceeds from issuance of long-term debt under senior subordinated notes	—	200,000	—
Net borrowings on revolvers	77,870	—	—
Repayment of amounts due under credit facilities	(1,000)	(205,500)	(243,260)
Repayment of amounts due under note due to the Department of Trade and Industry	—	(3,127)	(12,549)
Capital contributed by Group	—	102	48,916
Repayment of other long-term and capital lease obligations	(6,755)	(144)	(273)
Financing fees and other	(3,206)	(6,334)	(1,430)
Net cash provided by (used in) financing activities	66,909	(15,003)	56,404
Effect of exchange rate changes on cash and cash equivalents	(3,038)	(6,767)	(173)
Net change in cash and cash equivalents	48,858	(20,384)	50,215
Cash and cash equivalents at beginning of year	34,202	83,060	62,676
Cash and cash equivalents at end of year	$83,060	$62,676	$112,891

The accompanying notes are an integral part of the consolidated financial statements.

Viasystems, Inc. & Subsidiaries

Notes to Consolidated Financial Statements
(In thousands)

1. Basis of Presentation and Summary of Significant Accounting Policies

Viasystems, Inc. (“Viasystems”), a wholly owned subsidiary of Viasystems Group, Inc., (“Group”), was formed on April 2, 1997. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries. Prior to the contribution of capital by Group, Viasystems had no operations of its own. The consolidated financial statements included herein present the results of operations of Viasystems and its subsidiaries. As used herein, the “Company” refers to Viasystems and its subsidiaries subsequent to the capital contribution by Group and to Group and its subsidiaries prior to such capital contribution.

Nature of Business

The Company is a leading worldwide provider of complex multi-layer printed circuit boards, wire harnesses and electro-mechanical solutions. The Company conducts its operations in two primary segments, (i) printed circuit board manufacturing and (ii) assembly. Its products are used in a wide range of applications, including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and complex medical and technical instruments.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

Local currencies have been designated as the functional currency for the Company’s foreign subsidiaries. Accordingly, assets and liabilities of the foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items of these subsidiaries are translated at the weighted average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense (income) in the consolidated statement of operations.

Derivative Financial Instruments

From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. Such transactions are not material, and gains and losses from such activities are not significant. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk. Gains/losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.

Accounts Receivable

Accounts receivable balances represent customer trade receivables generated from the Company’s operations. To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require significant collateral. The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records an allowance for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

Inventories

Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) or last-in, first-out (LIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead. LIFO is utilized for wire harness and cable assembly inventories located in the United States. Prior to Viasystems’ acquisition of Wire Harness Industries, Inc. in March 2000, LIFO was adopted to balance the anticipated material inflation associated with copper prices and was carried over by the Company as the method used to value wire harness and cable assembly inventory.

Inventories would have decreased by approximately $5,269 and $5,424 at December 31, 2003 and 2004, respectively, had the FIFO method been used to determine purchased inventory cost. For the years ended December 31, 2003 and 2004, the percentage of inventory valued at LIFO was 27% and 32%, respectively.

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

Building	39-50 years
Leasehold improvements	10-12 years
Machinery, equipment, systems and other	3-10 years

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

Start-Up Costs

Start-up costs consist of salaries, personnel training and other expenses of opening new facilities and are expensed as incurred.

Intangible Assets

Intangible assets consist primarily of identifiable intangibles acquired and goodwill arising from the excess of cost over the fair value of net assets acquired. Amortization of identifiable intangible assets acquired is computed using systematic methods over the estimated useful lives of the related assets as follows:

	Life	Method
Developed technologies	15 years	Double-declining balance

Impairment of Long-Lived Assets

Pursuant to SFAS No. 142, all goodwill effective January 1, 2002 is not being amortized, but is subject to at least annual impairment reviews. Other intangible assets and long-lived assets are reviewed for impairment in accordance with SFAS No. 144, effective January 1, 2002.

In reviewing goodwill for impairment under SFAS No. 142, potential impairment is identified by comparing the fair value of a reporting unit with its carrying amount, and if the fair value is less than the carrying amount, an impairment loss is recorded as the excess of the carrying amount of the goodwill over the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of its assets and liabilities, with any excess of fair value of the reporting unit over the amounts allocated representing the implied fair value of that unit's goodwill. This review is performed at the Company's reporting unit's level. Reporting units are either an operating segment as defined in SFAS No.131 or one level below the operating segment.

The Company reviews the carrying amounts of long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the recoverability of assets, long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, then management compares the carrying amounts of such each asset groups with the its estimated undiscounted future operating cash flows. In the event an impairment exists, an impairment charge would be measured as the amount by which the carrying amount of the long-lived asset group exceeds its fair value. In addition, the remaining useful life of an impaired asset group would be reassessed and revised if necessary.

Product Warranties

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when goods are taken into production by the customer. All services are performed prior to invoicing customers for any products manufactured by the Company. Reserves for product returns are recorded based on historical trend rates at the time of sale.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair market values of the Company’s long-term obligations are as follows:
	December 31,
	2003	2004
Senior Subordinated Notes due 2011	$213,250	$196,000
Credit Agreement	$246,644	$267,995

The Company determined the 2003 and 2004 fair values of the Senior Subordinated Notes due 2011 using published market values from third party sources. The Company determined the 2003 and 2004 fair values of the credit agreement using the credit agreement trading values from a third party source. In addition, there are various other insignificant long-term obligations held by the Company. Each of the fair values of these obligations are estimated by management to be equal to the carrying value.

Employee Stock-Based Compensation

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, was issued to provide alternative methods of transition of an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to the stock-based employee compensation and it amends Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

Group, the holding company parent of Viasystems, maintains a stock option plan. The Company records expenses attributable to Group’s stock option plan. In connection with the Company’s plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code (the “Reorganization”), the Company terminated its 1997 and 2001 stock option plans and adopted the 2003 stock option plan. The options issued under the 2003 stock option plan have a fixed exercise price of $12.63 per share and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date. As a result of the termination of the 1997 and 2001 stock option plans and the adoption of the 2003 stock option plan, under provisions of Financial Interpretation Number (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, certain options issued under the 2003 stock option plan were treated as “variable” options. As a result the Company recorded non-cash compensation expense of $1,383 and $3,837 for the years ended December 31, 2003 and 2004.

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by the Company as described in SFAS No. 148, compensation cost recognized for the year ended December 31, 2004 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. As required under SFAS No. 123, the proforma effects of stock-based compensation on net (loss) income are as follows:

	Restated	Restated
	2002	2003	2004
Net (loss) income, as reported	$(295,908)	$(164,309)	$5,748
Plus: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	1,383	3,837
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,011)	(15,932)	(3,837)
Pro forma net (loss) income	$(301,919)	$(178,858)	$5,748

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	2002	2003	2004
Expected life of options	5 years	5 years	5 years
Risk-free interest rate	4.61%	4.01%	3.50%
Expected volatility of stock	50%	50%	50%
Expected dividend yield	None	None	None

Recently Adopted Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s (“VIE”) assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements. This interpretation applies immediately to VIEs that are created, or for which control is obtained after, January 31, 2003.

In December 2003, the FASB published a revision to FIN No. 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of the revised interpretation. Otherwise, application of FIN No. 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (SPEs) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004. The Company does not have interests in structures commonly referred to as SPEs. Adoption of FIN No. 46R did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

In May 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF No. 03-06 provides guidance on the calculation and disclosure of earnings per share. Specifically, EITF No. 03-06 requires that “earnings available to common shareholders” be calculated including participating securities (e.g. preferred stock with certain characteristics). The adoption of EITF No. 03-06 is required for all financial periods beginning after March 31, 2004. Adoption of EITF No. 03-06 resulted in no change to earnings per share as Viasystems, Inc. does not report earnings per share.

Recently Issued Accounting Pronouncements

In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (revised 2004), to be effective as of the beginning of the first interim or annual reporting period that begins after June 30, 2005. SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS No. 123(R) does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company adopted the provisions of SFAS No. 123 on January 1, 2004. The Company does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, to be for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued FASB staff position (“FSP”) 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. In addition, at the same time, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004. The American Jobs Creation Act, which includes numerous provisions that may affect business practices and accounting for income taxes, was signed in to law in Ocotber of 2004. As of December 31, 2004, the Company is evaluating all newly issued guidance to make a determination what, if any, effect these issuances may have on the Company.

2. Restatement

The Company has restated its previously issued financial statements for 2002 and 2003. The restatement arises primarily from errors made in the application of the accounting principles set forth by SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Specifically, the Company did not properly identify its reportable segments, operating segments and reporting units and did not properly identify goodwill impaired under SFAS No. 142 in 2002 and 2003. In addition, the Company restated the 2003 restructuring and impairment charges for an error identified during the recording of the SFAS No. 142 impairment adjustments. This error was attributable to the currency effects of the SFAS No. 144 impairment recognized on property, plant and equipment at the Company’s Echt, the Netherlands, facility. The following is a summary of the impact of the restatement on previously issued statements of operations and balance sheets:

	Year Ended December 31,
	As Originally Reported	As Restated	As Originally Reported	As Restated
Statement of Operations	2002	2002	2003	2003

Restructuring and impairment charges (1)	$52,697	$52,697	$67,054	$66,199
Goodwill impairment (2)	—	36,710	155	22,697

Operating (loss)	(150,708)	(187,418)	(49,135)	(70,822)

Loss before income taxes	(259,198)	(295,908)	(142,622)	(164,309)

Net loss	$(259,198)	$(295,908)	$(142,622)	$(164,309)

	Year Ended December 31,
	As Originally Reported	As Restated	As Originally Reported	As Restated
Balance Sheet (as of end of period)(3):	2002	2002	2003	2003
Goodwill	$166,619	$129,701	$173,350	$110,127
Total assets	814,448	777,530	757,558	694,335
Accumulated other comprehensive loss	(21,148)	(21,356)	(4,561)	(9,387)
Total stockholder's (deficit) equity	(547,791)	(584,709)	65,703	2,480

(1)
The adjustment to restructuring and impairment loss in 2003 is attributable to the adjustment of currency effects of fixed assets located at our facility in Echt, the Netherlands that were impaired under the provisions of SFAS No. 144.

(2)
The $36,710 goodwill impairment recognized in 2002 is attributable to $13,417 of goodwill impairment recognized in the Company’s North American PCB reporting unit, $10,079 of goodwill impairment recognized in the Asian EMS reporting unit and $13,214 of goodwill impairment recognized in the North American EMS reporting unit. The 2002 goodwill impairment resulted in a $36,710 increase in operating loss and net loss. The goodwill impairment recognized in 2003 is attributable to $22,697 goodwill impairment recognized in the European Printed Circuit Boards reporting unit. The 2003 goodwill impairment resulted in a $22,542 increase in operating loss and net loss.

(3)
The adjustment to the goodwill, total assets, accumulated other comprehensive loss and stockholder's equity is attributable to the goodwill impairment adjustments in 2002 and 2003 and the currency effect adjustment in 2003.

3. Supplemental Cash Flow Disclosure

Cash paid for interest for the years ended December 31, 2002, 2003 and 2004 was $30,801, $31,497 and $26,315 respectively. For the years ended December 31, 2002, 2003 and 2004, net cash paid for income taxes was $3,389, $4,894 and $5,437, respectively.

4. Inventories

The composition of inventories at December 31 is as follows:

	2003	2004
Raw materials	$33,222	$40,803
Work in process	21,182	20,767
Finished goods	33,340	42,334
Total	$87,744	$103,904

5. Goodwill and Other Intangible Assets (Restated)

Effective January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, ceased amortizing goodwill and other indefinite lived intangible assets. The implementation of SFAS No. 142 did not result in the recognition of goodwill impairment.

As required by the provisions of SFAS No. 142, the Company performs an annual impairment evaluation of goodwill and other indefinite lived intangible assets. As discussed in Note 2, during 2002 and 2003, the Company did not properly calculate the impairment of goodwill under SFAS No. 142. For the year ended December 31, 2002, the corrected evaluation resulted in the recognition of impairment in the Company’s North American EMS, North American PCB and Asian EMS reporting units of $13,214, $13,417 and $10,079, respectively. For the year ended December 31, 2003 the corrected evaluation resulted in the additional recognition of impairment in the Company’s European Printed Circuit Boards reporting unit of $22,697.

The table included below describes the Company’s goodwill activity as restated for the inclusion of SFAS No. 142 impairments recognized from the previous years:

	Asia Printed Circuit Board		North American Printed Circuit Board			European Printed Circuit Board	Assembly		Other	As Restated
Goodwill at December 31, 2001	$79,250		$13,229			$17,214	$40,628		$60,563	$210,884
Write-off related to disposed assets	—		—			—	—		(47,349)	(47,349)
Impairment under SFAS No. 142	—		(13,417)			—	(10,079)		(13,214)	(36,710)
Effect of foreign exchange rates	(18)		188			2,706	―		―	2,876
Goodwill at December 31, 2002	79,232		—			19,920	30,549		—	129,701
Impairment under SFAS No. 142	—		—			(22,697)	—		—	(22,697)
Effect of foreign exchange rates	346		―			2,777	―		―	3,123
Goodwill at December 31, 2003	79,578		―			―	30,549		―	110,127
Effect of foreign exchange rates	(147)		―			―	―		―	(147)
Goodwill at December 31, 2004	$79,431	$	―	$	$	―	$30,549	$	―	$109,980

The components of intangible assets subject to amortization were as follows:

	December 31, 2003		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$20,397	$(9,529)	$20,397	$(11,237)
Other	913	(652)	1,352	(527)
Total	$21,310	$(10,181)	$21,749	$(11,764)

The Company paid $209 and $439 for acquisitions of patents during the years ended December 31, 2003 and 2004, respectively. In addition, the Company impaired $7,850 in developed technologies and $1,374 in trademarks at December 31, 2003 (see Note 11).

Expected future annual amortiation expense for the next five fiscal years is as follows:
2005	$1,415
2006	1,253
2007	1,125
2008	1,066
2009	984

6. Property, Plant and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	2003	2004
Land and buildings	$92,910	$100,327
Machinery, equipment and systems	455,739	549,793
Construction in progress	17,377	17,074
Leasehold improvements	21,227	22,699
	587,253	689,893
Less: Accumulated depreciation	(374,081)	(456,129)
Total	$213,172	$233,764

7. Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31 is as follows:

	2003	2004
Accrued payroll and related costs	$23,768	$26,726
Accrued restructuring	13,650	4,856
Accrued interest	1,944	13,447
Deferred taxes	7,894	4,311
Product warranties	3,938	2,018
Accrued other	17,961	17,184
Total	$69,155	$68,542

8. Long-Term Debt

The composition of long-term debt at December 31 is as follows:

	2003	2004
Credit Agreement:
Term Facilities	$242,401	$265,000
Revolver	—	—
Senior Subordinated Notes due 2011	200,000	200,000
Department of Trade and Industry Note	12,525	—
Capital lease obligations	545	555
Other	772	—
	456,243	465,555
Less: Current maturities	(943)	(2,929)
Total	$455,300	$462,626

The schedule of principal payments for long-term debt at December 31, 2004, is as follows:

2005	$2,929
2006	2,919
2007	2,657
2008	2,650
2009	254,400
Thereafter	200,000
Total	$465,555

Credit Agreement

On January 31, 2003, Group, as guarantor, and Viasystems, as borrower, entered into a senior credit facility (the “2003 Credit Agreement”). The 2003 Credit Agreement provided for:
(a)	a $69,433 term loan facility (the “Tranche A Term Loan”);
(b)	a $378,468 term loan facility (the “Original Tranche B Term Loan”); and

(c)	a $51,289 revolving credit facility (the “2003 Revolving Loans” or “Revolver”), which includes a $15,000 letter of credit commitment.

In December 2003, the Company completed an offering of $200,000 of 10.5% Senior Subordinated Notes due 2011. The Company used the proceeds from the Senior Subordinated Notes due 2011 to extinguish the Tranche A Term Loan and to pay down the Original Tranche B Term Loan to $242,401.

On October 7, 2004, Group, as guarantor, and Viasystems as borrower, amended the 2003 Credit Agreement to provide for a new $265,000 term loan facility (the “Replacement Tranche B Term Loan” or “term loan facility”). The Company used the proceeds from the Replacement Tranche B Term Loan to extinguish the Original Tranche B Term Loan. The Replacement Tranche B Term Loan matures on September 30, 2009.

Borrowings under the Original Tranche B Term Loan bore interest at floating rates, which varied according to the interest option selected by the Company. Borrowings under the Replacement Tranche B Term Loan bear interest at floating rates, which vary according to the interest option selected by the Company. Base rate terms are described below:

	Original Tranche B Term Loan	Replacement Tranche B Term Loan
The then effective base rate, plus	4.25%	3.25%
The then effective euro currency base rate, plus	5.25%	4.25%

Revolving credit loans bear interest, at the Company’s option, at the then effective base rate plus 3.50% or the then effective eurocurrency base rate plus 4.50%. The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the 2003 Revolving Loans. The availability of borrowings under the Revolver at December 31 is as follows:

	2003	2004
Total available Revolver borrowing capacity	$49,984	$50,084
Balance of total available for Letters of Credit	$13,695	$13,795

The Company may optionally prepay the term loans from time to time in whole or in part, without premium or penalty. At the Company’s option, the 2003 Revolving Loans may be prepaid, and revolving credit commitments may be permanently reduced, in whole or in part, at any time.

Viasystems’ obligations under the 2003 Credit Agreement are unconditionally and irrevocably guaranteed by Group and each existing and future domestic subsidiary of Viasystems. In addition, the 2003 Credit Agreement is secured by a perfected first priority security interest in all of the capital stock of Viasystems and each of its direct and indirect domestic subsidiaries and 65% of each first tier foreign subsidiary of Viasystems and its domestic subsidiaries.

The 2003 Credit Agreement requires Viasystems to maintain certain conditions, affirmative covenants and negative covenants (including financial covenants), including the following financial covenants: (1) minimum interest coverage, (2) maximum total leverage and (3) maximum capital expenditures.

The 2003 Credit Agreement also contains a number of covenants that, among other things, generally restrict the ability of Group and its subsidiaries to: (a) incur additional indebtedness; (b) create liens on assets; (c) incur guarantee obligations; (d) enter into mergers, consolidations or amalgamations or liquidate, wind up or dissolve; (e) dispose of assets; (f) pay dividends, make payment on account of, or set apart assets for, a sinking or analogous fund or purchase, redeem, defease or retire capital stock; (g) make capital expenditures; (h) make optional repurchases of subordinated debt or modify terms of preferred stock; (i) make advances, loans, extensions of credit, capital contributions to, or purchases of any stock, bonds, notes, debentures or other securities; (j) engage in certain transactions with affiliates; and (k) enter into certain sale and leaseback transactions.

The 2003 Credit Agreement contains customary events of default including: (a) failure to pay principal on any loan when due or any interest or other amount that becomes due within five days after the due date thereof; (b) any representation or warranty made or deemed made is incorrect in any material respect on or as of the date made or deemed made; (c) the default in the performance of negative covenants; (d) a default in the performance of other covenants or agreements for a period of thirty days; (e) default in other indebtedness or guarantee obligations with a principal amount in excess of $20,000 beyond the period of grace; (f) events of insolvency; (g) ERISA events; and (h) other customary events of default for facilities similar to the 2003 Credit Agreement.

Viasystems must prepay the term loan facility and reduce the commitments under the revolving credit facility by the following amounts (subject to certain exceptions):

•	an amount equal to 100% of the net proceeds of any incurrence of indebtedness by Viasystems or any of its subsidiaries;

•
an amount equal to 75% of the net proceeds of any equity issuances (other than (1) equity of the Company issued in connection with incentive plans and (2) common equity infusions from certain existing equity holders and their respective affiliates) by the Company or any of its subsidiaries;

•
an amount equal to 100% of the net proceeds of any sale or other disposition by Viasystems or any of its subsidiaries of any material assets, except for (1) the sale of inventory or obsolete or worn-out property in the ordinary course of business, (2) the proceeds of certain specified asset sales, (3) transfers resulting from casualty or condemnation and (4) other customary exceptions; and

•
if Viasystems’ cash and cash equivalents on hand as of December 31 of each year (commencing with December 31, 2003) exceeds certain amounts, an amount equal to the lesser of (1) 50% of excess cash flow and (2) the amount of cash and cash equivalents on hand as of such date in excess of $87.5 million.

The lenders under the 2003 Credit Agreement will apply each mandatory prepayment to any outstanding borrowings under the term loan facility. Once Viasystems pays all outstanding borrowings under the term loan facility, it must cash collateralize the letters of credit and permanently reduce the commitments in respect of the revolving credit facility.

On March 19, 2003, the Company executed a first amendment to the 2003 Credit Agreement. The primary purpose of this amendment was to get clearer definitions on specific items.

On December 3, 2003, the Company executed a second amendment to the 2003 Credit Agreement. Among other provisions, the amendment defined uses of the $200,000 Senior Subordinated Notes due 2011 and amended certain financial condition covenants.

Borrowings under credit agreements bear interest at floating rates, which vary according to the interest option the Company selected. The weighted average interest rate on outstanding borrowings under the 2003 Credit Agreement was 6.6% for both years ended December 31, 2003 and 2004.

On March 21, 2005, Group as guarantor, and Viasystems, as borrower, amended the 2003 Credit Agreement to amend certain covenants under the credit agreement. The amendment modifies the definition of earnings before interest, taxes, depreciation and amortization to exclude the operating losses and cash restructuring cost up to $26,100 related to the closure of the Company’s western world PCB fabrication facilities. The amendment further allows the Company to fund the cash costs of the closures.

Senior Subordinated Notes due 2011

In December 2003, Viasystems completed an offering of $200,000 of 10 1/2% Senior Subordinated Notes due 2011 (the 2011 Notes).

Interest on the 2011 Notes is due semiannually. The 2011 Notes may be redeemed at any time prior to January 15, 2008 at the redemption price of 100% plus a “make-whole” premium (as defined). In the event of an Initial Public Offering (as defined), 35% of the 2011 Notes may be redeemed at any time prior to January 15, 2007 at the redemption price of 110.5%, plus accrued and unpaid interest, if any, to the redemption date. In the event of a Change in Control (as defined), the 2011 Notes may be redeemed at a redemption price of 101%, plus accrued and unpaid interest.

The indenture governing the 2011 Notes contains restrictive covenants which, among other things, limit the ability (subject to exceptions) of Viasystems and its Guarantors (as defined) to: (a) incur additional debt; (b) pay dividends or distributions on, or redeem or repurchase, its capital stock; (c) create certain liens without securing the notes; (d) make investments; (e) engage in transactions with affiliates; (f) transfer or sell assets; (g) guarantee debt; (h) restrict dividends or other payments to the Company or any Restricted Subsidiaries (as defined); (i) consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries; and (j) engage in unrelated businesses.

Department of Trade and Industry Notes

In conjunction with the Company’s plan of reorganization approved by the Bankruptcy Court, a £12 million (approximately $18 million) loan guaranteed by the Company was cancelled and in exchange the Department of Trade and Industry (the DTI) received a note in an amount equal to £9.0 million with interest payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter and principal payable from December 31, 2008 through December 31, 2010. In May 2004, the DTI Note was discharged in full as a result of proceeds received by the noteholder in connection with the liquidation of Viasystems Tyneside Limited, resulting in a reorganization expense reversal of $9,798.

9. Guarantor Subsidiaries

The 2011 Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of Viasystems other than its foreign subsidiaries. Each of the guarantor subsidiaries and non-guarantor subsidiaries is wholly owned by the Company.

The following condensed consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries. Given the size of the non-guarantor subsidiaries relative to the Company on a consolidated basis, separate financial statements of the respective guarantor subsidiaries are not presented because management has determined that such information is not material in assessing the guarantor subsidiaries.

Balance Sheet as of December 31, 2003 (Restated)

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS Cash and cash equivalents	$993	$38,236	$23,447	$—	$62,676
Accounts receivable, net allowance for doubtful accounts	—	55,267	80,111	—	135,378
Inventories	—	27,279	60,465	—	87,744
Other current assets	446	12,174	25,384	—	38,004
Total current assets	1,439	132,956	189,407	—	323,802
Property, plant and equipment, net	—	5,765	207,407	—	213,172
Investment in subsidiaries	230,060	(297,325)	—	67,265	—
Other assets	(41,988)	83,943	115,406	—	157,361
Total assets	$189,511	$(74,661)	$512,220	$67,265	$694,335
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$—	$172	$771	$—	$943
Accounts payable	—	33,085	108,457	—	141,542
Accrued and other liabilities	5,320	42,869	21,555	—	69,744
Total current liabilities	5,320	76,126	130,783	—	212,229
Long-term debt, less current maturities	454,927	373	—	—	455,300
Other non-current liabilities	(4,215)	6,374	22,167	—	24,326
Intercompany (receivable)/payable	(264,180)	(393,719)	657,899	—	—
Total liabilities	191,852	(310,846)	810,849	—	691,855
Stockholder’s equity (deficit)	11,867	230,060	(297,325)	67,265	11,867
Accumulated other comprehensive income (loss)	(14,208)	6,125	(1,304)	—	(9,387)
Total liabilities and stockholder’s equity (deficit)	$189,511	$(74,661)	$512,220	$67,265	$694,335

Balance Sheet as of December 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS Cash and cash equivalents	$10	$80,256	$32,625	$—	$112,891
Accounts receivable, net of allowance for doubtful accounts	—	45,110	95,508	—	140,618
Inventories	—	42,548	61,356	—	103,904
Other current assets	(7,764)	11,866	10,705	—	14,807
Total current assets	(7,754)	179,780	200,194	—	372,220
Property, plant and equipment, net	245	5,681	227,838	—	233,764
Investment in subsidiaries	219,693	(260,414)	—	40,721	—
Other assets	(21,797)	72,845	93,377	—	144,425
Total assets	$190,387	$(2,108)	$521,409	$40,721	$750,409
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$188	91	$—	$2,929
Accounts payable	—	35,617	115,630	—	151,247
Accrued and other liabilities	9,842	30,412	33,225	—	73,479
Total current liabilities	12,492	66,217	148,946	—	227,655
Long-term debt, less current maturities	462,350	185	91	—	462,626
Other non-current liabilities	(22,880)	7,061	19,413	—	3,594
Intercompany (receivable)/ payable	(316,496)	(319,023)	635,519	—	—
Total liabilities	135,466	(245,560)	803,969	—	693,875
Stockholder’s equity (deficit)	70,368	219,693	(260,414)	40,721	70,368
Accumulated other comprehensive income (loss)	(15,447)	23,759	(22,146)	—	(13,834)
Total liabilities and stockholder’s equity (deficit)	$190,387	$(2,108)	$521,409	$40,721	$750,409

Income Statement as of December 31, 2002 (Restated)

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$427,833	$483,932	$(47,718)	$864,047
Operating expenses:	—
Cost of goods sold	—	386,265	359,255	(47,718)	697,802
Selling, general and administrative	11,179	23,297	53,684	—	88,160
Depreciation	281	8,512	65,428	—	74,221
Amortization	213	350	15,781	—	16,344
Restructuring and impairment charges	639,059	(96,316)	(490,046)	—	52,697
Goodwill impairment	—	13,214	23,496	—	36,710
Loss on dispositions of businesses, net	—	41,776	43,755	—	85,531
Operating (loss) income	(650,732)	50,735	412,579	—	(187,418)
Other expenses (income):
Interest income expense	71,164	(31,059)	41,793	—	81,898
Amortization of deferred financing costs	4,930	—	25	—	4,955
Reorganization expenses	22,537	—	—	—	22,537
Other expense (income), net	(10,920)	—	10,020	—	(900)
Equity earnings (loss) in subsidiaries	452,590	367,637	—	(820,227)	—
Income (loss) before income taxes	(285,853)	449,431	360,741	(820,227)	(295,908)
Income taxes (benefit)	10,055	(3,159)	(6,896)	—	—
Net (loss) income	$(295,908)	$452,590	$367,637	$(820,227)	$(295,908)

Income Statement as of December 31, 2003 (Restated)

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$328,641	$488,632	$(65,790)	$751,483
Operating expenses:
Cost of goods sold	—	293,892	369,444	(65,790)	597,546
Selling, general and administrative	267	30,085	33,767	—	64,119
Stock compensation expense	1,383	—	—	—	1,383
Depreciation	—	3,406	62,664	—	66,070
Amortization	195	—	2,870	—	3,065
Restructuring and impairment charges	2,089	15,201	48,909	—	66,199
Goodwill impairment	—	(155)	22,852	—	22,697
Loss (gain) on dispositions of businesses, net	—	114	1,112	—	1,226
Operating loss	(3,934)	(13,902)	(52,986)	—	(70,822)
Other expenses (income):
Interest income expense net	22,621	(31,115)	38,223	—	29,729
Amortization of deferred financing costs	104	—	—	—	104
Reorganization expenses	55,255	—	—	—	55,255
Loss from debt forgiveness	1,517	—	—	—	1,517
Other expense (income), net	16,627	28,850	(38,595)	—	6,882
Equity earnings (loss) in subsidiaries	(49,517)	(47,046)	—	96,563	—
Income (loss) before income taxes	(149,575)	(58,683)	(52,614)	96,563	(164,309)
Income taxes (benefit)	14,734	(9,166)	(5,568)	—	—
Net (loss) income	$(164,309)	$(49,517)	$(47,046)	$96,563	$(164,309)

Income Statement as of December 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$407,551	$599,020	$(105,208)	$901,363
Operating expenses:
Cost of goods sold	—	357,043	476,414	(105,208)	728,249
Selling, general and administrative	442	32,564	44,971	—	77,977
Stock compensation expense	3,837	—	—	—	3,837
Depreciation	—	1,588	46,644	—	48,232
Amortization	124	—	1,446	—	1,570
Restructuring and impairment charges	1,374	508	(869)	—	1,013
Goodwill impairment	—	—	—	—	—
Loss (gain) on dispositions of businesses, net	—	300	(765)	—	(465)
Operating loss	(5,777)	15,548	31,179	—	40,950
Other expenses (income):
Interest income expense net	30,225	(31,014)	38,607	—	37,818
Amortization of deferred financing costs	1,305	—	—	—	1,305
Reorganization expenses (reversals)	(9,776)	—	—	—	(9,776)
Other expense (income), net	1,570	80,297	(82,854)	—	(987)
Equity earnings (loss) in subsidiaries	(10,367)	36,911	—	(26,544)	—
Income (loss) before income taxes	(39,468)	3,176	75,426	(26,544)	12,590
Income taxes (benefit)	(45,216)	13,543	38,515	—	6,842
Net (loss) income	$5,748	$(10,367)	$36,911	$(26,544)	$5,748

Statement of Cash Flows as of December 31, 2002 (Restated)

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(16,200)	$6,565	$18,410	$—	$8,775
Net cash provided by (used in) investing activities	—	(1,570)	(22,218)	—	(23,788)
Net cash provided by (used in) financing activities	73,664	(6,724)	(31)	—	66,909
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,038)	—	(3,038)
Net change in cash and cash equivalent	$57,464	$(1,729)	$(6,877)	$—	$48,858

Statement of Cash Flows as of December 31, 2003 (Restated)

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(46,735)	$60,661	$34,484	$—	$48,410
Net cash provided by (used in) investing activities	—	(23,075)	(23,949)	—	(47,024)
Net cash provided by (used in) financing activities	(15,082)	(142)	221	—	(15,003)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,767)	—	(6,767)
Net change in cash and cash equivalents	$(61,817)	$37,444	$3,989	$—	$(20,384)

Statement of Cash Flows as of December 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(983)	$(13,366)	$80,266	$—	$65,917
Net cash provided by (used in) investing activities	—	(1,050)	(70,883)	—	(71,933)
Net cash provided by (used in) financing activities	—	56,436	(32)	—	56,404
Effect of exchange rate changes on cash and cash equivalents	—	—	(173)	—	(173)
Net change in cash and cash equivalents	$(983)	$42,020	$9,178	$—	$50,215

10. Prepackaged Plan of Reorganization

Summary of the Plan

On October 1, 2002, Group and Viasystems filed a joint prepackaged plan of reorganization, as modified on January 2, 2003 (the Plan), pursuant to a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). Other than Viasystems, none of Group’s subsidiaries filed for protection under the Bankruptcy Code.

On January 14, 2003, the Bankruptcy Court entered an order approving and confirming the Plan. Subsequently, on January 31, 2003, the Plan became effective and in accordance with the terms and conditions of the Plan:

•
Viasystems’ outstanding Credit Agreement debt was reduced by $77.4 million from proceeds of the Rights Offering and Exchange described below and was restructured to provide for an aggregate term loan facility of $447.9 million and a revolving facility of $51.3 million with a letter of credit subfacility of $15.0 million (the Exit Facility);

•
Viasystems’ Senior Unsecured Notes were cancelled, and in exchange the holders thereof received (a) approximately 1.2 million shares of New Junior Preferred Stock (as defined below) having a liquidation preference of $120.1 million and (b) approximately 1.6 million shares of New Common Stock (as defined below);

•
Claims held by the Department of Trade and Industry of the United Kingdom (the DTI), pursuant to a guaranty made by Viasystems with respect to a £12.0 million loan made by the DTI to Viasystems Tyneside Limited (VTL), were cancelled, and in exchange the DTI received a note (the DTI Note) in an amount equal to £9.0 million with interest payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter and principal payable from December 31, 2008 through December 31, 2010 (provided all amounts due and owing under the Exit Facility are not paid in full prior to October 1, 2008); provided, however, proceeds received by the DTI pursuant to the liquidation of VTL were used to reduce the outstanding principal under the DTI Note;

•	Viasystems’ Subordinated Notes in the principal amount of $500.0 million were cancelled, and in exchange the holders thereof received 17.2 million shares of the New Common Stock;

•
Claims held by the general unsecured creditors of Group were cancelled, and in exchange such holders were given the right to receive the lesser of (a) its pro rata share of 55,540 shares of the New Common Stock and (b) shares of the New Common Stock having a value equal to the amount of such holder’s claim;

•
Claims held by the general unsecured creditors of Viasystems were cancelled, and in exchange the holders thereof will receive non-transferable subordinated promissory notes in amounts equal to 100% of such claims with interest payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the prime commercial lending rate per annum published in The Wall Street Journal, New York City edition, for periods thereafter and principal payable from December 31, 2008 through December 31, 2010;

•
The Series B Preferred Stock of Group was cancelled, and in exchange the holders thereof received warrants (the New Warrants) to purchase approximately 1.4 million shares of the New Common Stock at a purchase price of $25.51 per share;

•	The existing common stock, options and warrants of Group were cancelled, and the holders thereof did not receive any distribution under the Plan; and

•
Group adopted an incentive option plan authorizing the issuance of stock options to purchase up to approximately 2.8 million shares of New Common Stock to employees of Group and its subsidiaries, and, on the effective date of the reorganization, issued options to acquire approximately 2.2 million of such shares to employees at an exercise price of $12.63 per share. The value of these shares was determined by a third party, on the basis of total enterprise value of approximately $828 million.

In addition, under the terms of the plan of reorganization, (1) Group issued rights to purchase approximately 4.3 million shares of Group class B senior convertible preferred stock at an aggregate purchase price of $53.7 million to HMTF, certain affiliates of GSCP (NJ), Inc. (GSC), TCW Share Opportunity Fund III, L.P., and other holders of the Subordinated Notes (the Rights Offering) and (2) $23.7 million of bank debt outstanding under the 2002 Credit Agreement held by HMTF was exchanged for approximately 1.9 million shares of New Common Stock. Affiliates of HMTF, certain affiliates of GSC, and TCW Share Opportunity Fund III, L.P. severally committed to purchase all of the Group class B senior convertible preferred stock offered in the Rights Offering. In consideration for their commitment, the parties received an aggregate fee of approximately $1.0 million. All proceeds of the Rights Offering were applied to reduce the outstanding indebtedness under the 2003 Credit Agreement.

The reorganization did not qualify for “Fresh-Start” accounting as the holders of existing voting shares immediately before confirmation received more than 50% of the voting shares of the emerged entity due to the exchange of debt securities held by such holders and their participation in the Rights Offering described above.

On January 31, 2003, in accordance with the terms and conditions of the Plan, Group issued approximately 20.7 million shares of common stock of Group (the New Common Stock), approximately 4.3 million shares of senior convertible preferred stock of Group (the New Senior Convertible Preferred Stock), approximately 1.2 million shares of junior preferred stock of Group (the New Junior Preferred Stock), New Warrants to purchase approximately 1.4 million shares of New Common Stock of Group, and options under the Incentive Option Plan to purchase approximately 2.2 million shares of New Common Stock. All the agreements and other documents evidencing the previously outstanding rights of any holder of an equity interest in Group, including options and warrants to purchase equity interest, were cancelled. Additionally, all of the agreements and other documents evidencing the rights of any holder of a claim against Viasystems or Group in respect to the Senior Notes and the Subordinated Notes of Viasystems were cancelled.

Liabilities Subject to Compromise

The Company incurred reorganization expenses as follows:

	December 31,
	2002	2003

Professional and bank fees	$22,537	$4,391
Insurance of a promissory note to the DTI, net*	—	7,735
Write-off of deferred financing fees, discount and premium related to debt forgiveness*	—	42,593
Other reorganization expenses*	—	536
Total	$22,537	$55,255
______________
* Non-cash item.

11. Restructuring and Impairment Charges

In light of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries, the Company initiated restructuring activities during 2001 to adjust its cost position compared to anticipated levels of business. The Company also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments. These actions continued through 2004. The following table summarizes the restructuring and impairment charges taken during the years ended December 31:

	Charges (Reversals)
	2002	2003	2004
Personnel and severance	$11,458	$827	$2,057
Lease and other contractual commitments	7,701	—	(5,861)
Other	1,347	—	253
Asset impairments	32,191	65,372	4,564
Total	$52,697	$66,199	$1,013

2002 Restructuring and Impairment Charges

During the year ended December 31, 2002, the Company completed the following restructuring activities:

•	Closure of its remaining San Jose, California printed circuit board assembly facility;

•	Closure of its Granby, Quebec printed circuit board fabrication facility;

•	Closure of its regional headquarters facilities in Richmond, Virginia and London, England; and

•	Other small workforce reductions at other European and North American EMS facilities.

During 2002, the Company also reversed restructuring charges totaling $6,194 primarily related to accruals no longer needed due to the sales of certain businesses as well as true-ups to previously estimated amounts.

In addition to and in connection with the above 2002 restructuring activity, the Company evaluated the carrying amount of certain long-lived assets for impairment. The Company’s evaluation identified the long-lived assets related to its Juarez, Mexico and San Jose, California facilities were impaired as the carrying amount of these assets exceeded the undiscounted cash flows expected to be generated by these assets. Accordingly, the Company had these assets appraised based on prices for similar assets in use, resulting in an impairment charge totaling $9,024.

In connection with the closure of the Company’s Granby, Quebec printed circuit board fabrication facility, during the fourth quarter of 2002, the Company engaged a broker to sell the related building. As such, the Company recorded an impairment charge of $1,735 to write down the building to its expected fair value.

Also during the fourth quarter of 2002, the Company began marketing for sale its Portland, Oregon printed circuit board assembly facility. As a result, the Company wrote down the net assets to their expected fair value of $1,500 resulting in an impairment charge of $21,432. Subsequent to December 31, 2002, the Company sold its entire equity interest of Viasystems Portland, Inc. for a consideration of $1,370, consisting of $370 in cash and a $1,000 secured promissory note resulting in a loss on disposition of assets of $1,226 in 2003.

To summarize, in 2002, the Company either closed or disposed of fourteen facilities (Milford, Massachusetts; San Jose, California; Seattle, Washington; Ballynahinch, United Kingdom; Columbus, Ohio; Sao Paulo, Brazil; Granby, Quebec; Boldon, United Kingdom; Portland, Oregon; Rouen, France; Terni, Italy; Spartanburg, South Carolina; Skive, Denmark; and the Plastics division of NC&S located in Coventry, United Kingdom) and took a restructuring charge of $37,529. Additionally, in 2002 the Company either downsized or incurred impairment charges in respect of five facilities (Juarez, Mexico; Milwaukee, Wisconsin; Coventry, United Kingdom; Richmond, Virginia; and St. Louis, Missouri) at a cost of $15,168.

In connection with the closure of the Granby, Quebec facility and sale of the Portland, Oregon facility, the Company scrapped inventory of $1,357 and sold inventory written off in 2001 for a gain of $118, resulting in a net charge to cost of goods sold of $1,239 in 2002.

2003 Restructuring and Impairment Charges

During the quarter ended September 30, 2003, the Company recorded a personnel and severance restructuring charge of $827 related to the downsizing of the Montreal, Quebec printed circuit board fabrication facilities.

Over the past several years, beginning in 2001, the telecommunications and computer markets have experienced a significant economic downturn. Due to this downturn the Company has closed and restructured numerous plants under the belief that this downturn was temporary and the cost structure had to be reduced in light of the market’s decreased demands. To compound the negative impact of such downturn, the U.S. dollar (“USD”) weakened during the second half of 2003. This weakening caused the cost of certain local currencies (primarily the Canadian dollar and the Euro) to increase. As the Company’s costs are primarily in local currencies and their sales are primarily in USD, its cash flows have been negatively impacted.

During the quarter ended June 30, 2003, an impairment charge of $6,588 was recorded to write down the assets held for sale related to the Richmond, Virginia printed circuit board fabrication facility, to an offer price received by the Company for the property by a third party. This transaction ultimately failed to close. The Company continues to actively market this property. As of December 31, 2004, this facility is recorded as an other asset in the Company’s consolidated balance sheet.

During the quarter ended September 30, 2003, in connection with the closure of the Granby, Quebec printed circuit board fabrication facility in 2002, the Company also recorded an asset impairment charge of $358 to write down to fair value the assets being held for sale related to the operation. The Company is actively marketing this property.

During the Company’s 2004 budgeting process conducted in the quarter ended December 31, 2003, the Company concluded that the cash flows at Echt, the Netherlands and Montreal, Quebec would be impacted beyond the near term. In addition, due to business conditions at the Company’s Milwaukee, Wisconsin facility, the Company expected the facility to fail to generate meaningful, if any, cash flow in the foreseeable future.

Based on the Company’s future cash flow analysis prepared under SFAS No. 144, it was determined that the fixed asset groupings at Echt, Montreal, and Milwaukee were impaired. The Company utilized recent auction prices or appraisals for similar equipment and buildings as a basis for the fair value of the individual pieces of equipment and buildings. Accordingly, the fixed asset grouping at Echt, Montreal, and Milwaukee were written down by $28,285, $12,305 and $8,612, respectively.

2004 Restructuring and Impairment Charges

During the quarter ended June 30, 2004, the Company reversed an $85 personnel accrual and a $10 miscellaneous accrual for previous restructuring at its printed circuit board fabrication facility located in Granby, Quebec. In addition, the Company reversed a $6,069 restructuring accrual based on its release from an operating lease contract of a closed business.

During the quarter ended December 31, 2004, the Company completed the following restructuring activities:

•	Downsizing of the Montreal, Quebec printed circuit board fabrication facilities requiring the recognition of a personnel and severance charge of $81.

•	Downsizing of the corporate offices requiring the recognition of a personnel and severance charge of $508.

•	Downsizing of the Echt, the Netherlands printed circuit board fabrication facilities requiring the recognition of a personnel and severance charge of $1,553.

Throughout the year ended December 31, 2004, the Company recognized $263 in restructuring expense in connection with the upkeep of assets being held for sale related to the closure of the Granby, Quebec printed circuit board fabrication facility in 2002. The Company is actively marketing this property. As of December 31, 2004, this facility is recorded as an other asset in the Company’s consolidated balance sheet. Additionally, the Company recognized $208 in restructuring expense in connection with satisfying contractual commitments of the previously closed Coventry, England manufacturing facility.

During the Company’s 2005 budgeting process conducted in the quarter ended December 31, 2004, the Company concluded that the cash flows at Echt, the Netherlands and Montreal, Quebec would be impacted beyond the near term. The expected future cash flows of the facilities were reviewed under the provisions of SFAS No. 144 resulting in an impairment charge of $3,121 and $1,443 for Echt and Montreal, respectively.

Below are tables summarizing restructuring and impairment accruals and the related activity as of and for the year ended December 31, 2002, 2003 and 2004:

		Year Ended			Cumulative
	Balance	December 31, 2002			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/01	Charges	Reversals	Total	Payments	Charges	12/31/02
Restructuring Activities:
Personnel and severance	$7,570	$12,751	$(1,293)	$11,458	$(8,568)	$—	$10,460
Lease and other contractual commitments	7,343	11,588	(3,887)	7,701	(3,276)	—	11,768
Other	155	2,361	(1,014)	1,347	(1,021)	—	481
Asset impairments	—	32,191	—	32,191	—	(32,191)	—
Total restructuring and impairment charges	$15,068	$58,891	$(6,194)	$52,697	$(12,865)	$(32,191)	$22,709

		Year Ended			Cumulative
		December 31, 2003			Drawdowns
	Balance					Restated	Balance
	at	Restated		Restated	Cash	Non-Cash	at
	12/31/02	Charges	Reversals	Total	Payments	Charges	12/31/03
Restructuring Activities:
Personnel and severance	$10,460	$827	$—	$827	$(7,211)	$—	$4,076
Lease and other contractual commitments	11,768	—	—	—	(2,208)	—	9,560
Other	481	—	—	—	(467)	—	14
Asset impairments	—	65,372	—	65,372	—	(65,372)	—
Total restructuring and impairment charges	$22,709	$66,199	$—	$66,199	$(9,886)	$(65,372)	$13,650

		Year Ended			Cumulative
	Balance	December 31, 2004			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/03	Charges	Reversals	Total	Payments	Charges	12/31/04
Restructuring Activities:
Personnel and severance	$4,076	$2,142	$(85)	$2,057	$(2,924)	$—	$3,209
Lease and other contractual commitments	9,560	208	(6,069)	(5,861)	(2,052)	—	1,647
Other	14	263	(10)	253	(267)	—	—
Asset impairments	—	4,564	—	4,564	—	(4,564)	—
Total restructuring and impairment charges	$13,650	$7,177	$(6,164)	$1,013	$(5,243)	$(4,564)	$4,856

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are executed. Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,	Cash Payments
2005	$3,664
2006	936
2007	256
Total	$4,856

Identifiable Intangibles Impairment

In connection with the Company’s 2003 annual impairment testing required by SFAS No. 142, impairment was recognized on the Company’s intangible assets. When the Company acquired Echt and Montreal, the excess purchase price was allocated to goodwill, developed technologies and assembled workforce. Due to rapid technological changes as well as strategic decisions to migrate from western world manufacturing facilities to China-based manufacturing facilities, it became apparent that the remaining developed technologies balances, of $4,430 for Montreal and $3,420 for Echt, were impaired and should be written off.

As part of acquiring numerous printed circuit board assembly facilities, the Company was required to buy a license from the Lemelson Medical, Education & Research Foundation, Limited Partnership which is required in the inspection process of this product. This license was capitalized as an intangible and was being amortized over its life. On January 26, 2004, a U.S. District Court in Las Vegas ruled the 14 patents asserted by the Lemelson Partnership were invalid and unenforceable. Therefore as part of this analysis, the Company wrote off $1,374 related to this license in 2003.

No identifiable intangibles were deemed to be impaired during the annual impairment testing required by SFAS No. 142.

12. Dispositions of Businesses

In connection with the continued economic downturn that led to the Company’s restructuring and impairment activities, the Company evaluated alternatives to plant closures and workforce reductions. As a result, the Company sold six businesses, including its joint venture interest, during 2002. Also, during the fourth quarter of 2002, the Company finalized the dispositions of assets at several closed facilities. These actions resulted in net losses on dispositions of assets totaling $85,531.

The Company finalized the sale of the Portland, Oregon facility during December 2003. Upon completion of the transaction, the disposition resulted in a net loss of $1,226.

Below are tables summarizing the net loss on dispositions of businesses for the years ended December 31, 2002, 2003 and 2004:

Net Proceeds from			Net Proceeds from
Disposition			Disposition
Entity dispositions in 2002	Disposition Transaction	Loss (Gain) On Disposition	Net Cash*	Notes	Total
Viasystems Milford, Inc.	Sale	$28,580	$(1,460)	$500	$(960)
Viasystems Puerto Rico, Inc..	Sale	(152)	1,996	300	2,296
Plastics Division of Viasystems EMS UK Ltd.	Sale	(107)	91	—	91
Ballynahinch facility of Viasystems EMS UK Ltd.	Sale	(351)	(1,000)	—	(1,000)
Viasystems EMS — Italian Srl	Sale	(822)	(1,819)	—	(1,819)
JV equity interest in Raintherm Limited	Sale	(4,187)	14,500	—	14,500
	Administrative
Viasystems EMS — France SARL	Receivership	24,245	(6,314)	—	(6,314)
Viasystems San Jose, Inc.	Closure	11,981	(94)	—	(94)
Columbus, Ohio facility of Viasystems Technologies Corp., LLC.	Closure	1,215	—	—	—
Chips Acquisition Limited/PCB Investments Ltd.	Waiving Of Notes	25,129	—	—	—
Total		$85,531	$5,900	$800	$6,700

			Net Proceeds from
			Disposition
Entity dispositions in 2003	Disposition Transaction	Loss On Disposition	Net Cash*	Notes	Total
Viasystems Portland, Inc.	Sale	$1,226	$370	$—	$370
Total		$1,226	$370	$—	$370

			Net Proceeds from
		Loss (Gain)	Disposition
Entity dispositions in 2004	Disposition Transaction	On Disposition	Net Cash*	Notes	Total
Telecom Division of Viasystems EMS UK Ltd..	Closure	$(765)	$111	$—	$111
Viasystems Puerto Rico, Inc.	Waiving Of Notes	$300	$—	$300	$300
Total		$(465)	$111	$300	$411
__________
* Cash proceeds from sale, net of cash in the entity upon disposition and fees paid related to transactions.

13. Commitments

The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant and equipment as of December 31, 2003 and 2004, were $932 and $1,671, respectively, of cost basis and $217 and $1,030, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $7,608, $6,870 and $8,022 for the years ended December 31, 2002, 2003 and 2004, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ended December 31,	Capital	Operating
2005	$305	$6,017
2006	277	4,643
2007	7	4,009
2008	—	2,810
2009	—	2,262
Thereafter	—	2,506
Total	$589	$22,247
Less: Amounts representing interest	34
Capital lease obligations	$555

14. Contingencies

The Company is a party to contracts with third party consultants, independent contractors and other service providers in which the Company has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against the Company, such indemnification obligations are immaterial.

The Company provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful paying of dividends or repurchasing of capital stock, or transactions from which the director derived improper personal benefits.

The Company has fully and unconditionally guaranteed the operating lease payments of the Milwaukee, Wisconsin facility through the year 2010. The total maximum payments from this guarantee is $8,558. As of December 31, 2004, no liability related to this guarantee has been established.

The Company is subject to various lawsuits and claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. In the opinion of the Company’s management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on the Company’s financial condition and results of operations and cash flows.

The Company believes it is in material compliance with applicable environmental laws and regulations and that its environmental controls are adequate to address existing regulatory requirements.

15. Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The benefit for income taxes for the years ended December 31, 2002, 2003 and 2004, consists of the following:

	2002	2003	2004
Current:
Federal	$(6,592)	$(3,784)	$(7,553)
State.	1,038	—	—
Foreign	4,579	4,989	9,669
	(975)	1,205	2,116
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	975	(1,205)	4,726
	975	(1,205)	4,726
	$—	$—	6,842

Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

	2002	2003	2004
U.S. Federal statutory rate	$(103,566)	$(57,508)	$4,406
State taxes, net of Federal benefit	(661)	(4,561)	(1,866)
Foreign taxes in excess of U.S. statutory rate	(7,273)	(2,611)	(9,936)
Amortization of intangibles	18,356	(1,317)	1,599
Gain/(Loss) on investment in subsidiaries	38,052	(30,501)	178,830
Change in the valuation allowance for deferred tax assets.	50,235	130,637	(308,339)
Cancellation of indebtedness income	—	8,649	—
Capital losses	—	(39,325)	129,250
Foreign tax credit carry forward	—	—	(3,678)
Non-deductible items	—	—	7,032
Deemed dividend inclusions in US income	19,900	—	16,111
Branch and partnership loss	(15,384)	—	(3,937)
Other	341	(3,463)	(2,630)
	$—	$—	$6,842

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 are as follows:

	2002	2003	2004
Deferred tax assets:
Accrued liabilities not yet deductible	$16,763	$18,779	$11,129
Net operating loss carryforwards	410,015	485,164	320,086
AMT credit carryforwards	802	802	—
Property, plant and equipment	35,554	52,923	30,983
Capital loss carryforwards	126,391	165,716	37,246
Foreign tax credit carry forward	—	—	3,678
Other	12,163	14,702	412
	601,688	738,086	403,534
Valuation allowance	(576,652)	(707,289)	(398,950)
	25,036	30,797	4,584
Deferred tax liabilities:
Intangibles	(5,825)	(5,825)	(283)
Property, plant and equipment	(9,798)	(12,827)	(2,033)
LIFO	(7,900)	(7,894)	(4,305)
	(23,523)	(26,546)	(6,621)
Net deferred tax assets (liabilities)	$1,513	$4,251	$(2,037)

The current deferred tax assets are included in prepaid expenses and other and the long-term deferred tax assets, consisting of net operating loss carryforwards, are in other assets in the consolidated balance sheets. The current deferred tax liabilities are included in accrued and other liabilities in the consolidated balance sheets.

Approximate domestic and foreign income (loss) before income tax provision are as follows:

	Year Ended December 31,
	2002	2003	2004
Domestic	$(657,173)	$(86,788)	$14,433
Foreign	361,265	(77,521)	(1,843)
	$(295,908)	$(164,309)	$12,590

As of December 31, 2004, the Company had the following net operating loss (NOL) carryforwards: $693,430 in the U.S., $5,365 in China, $88,425 in Luxembourg, $74,281 in Canada, $8,835 in Hong Kong, $14,579 in the U.K., and $14,455 in the Netherlands. The U.S. NOLs expire in 2019 through 2024 and the Canada NOLs expire in 2007 through 2011. All other NOLs carry forward indefinitely. The U.S. also has a capital loss carryforward of $26,000, which will expire in 2009. Approximately $361,117 of the Company’s U.S. capital loss expired unused in 2004. Canada has an investment tax credit carryforward of $1,191 that will expire in 2010 and a capital loss of $123,717 that will carry forward indefinitely. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $11,407 on undistributed earnings of its foreign subsidiaries because the Company intends to indefinitely reinvest the earnings.

In connection with the Reorganization completed on January 31, 2003, the Company believes more than a 50% change in ownership occurred under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder. As a consequence, the utilization of the U.S. NOLs is limited annually to approximately $19.7 million per year (except to the extent the Company recognizes certain gains built in at the time of the ownership change), with any unused portion carried over to succeeding years. Any NOLs not utilized in a year can be carried over to succeeding years.

The Company has a tax holiday in China that allows a two-year tax exemption and three-year 50% reduction in the tax rate. The tax holiday began in 2001. If not for such tax holiday, the Company would have had $3,787 and $3,674 of additional income tax expense for December 31, 2003 and 2004, respectively, based on the applicable rates ranging from 15% to 27%.

On October 22, 2004, President Bush signed the American Jobs Creation Act (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. As of December 31, 2004 management is evaluating the Act to make a determination what, if any, effect the Act may have on the Company.

16. Derivative Financial Instruments

The Company accounts for derivative financial instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement). The Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction.

The Company uses derivative instruments, primarily foreign exchange forward contracts, to manage certain of its foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposures arise from transactions denominated in a currency other than an entity’s functional currency, primarily anticipated sales of finished product and the settlement of payables.

Generally, the Company applies hedge accounting as allowed by the Statement. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

At December 31, 2004, the net deferred hedging gain in accumulated other comprehensive loss was $0 as the contracts entered into during 2004 had expired. There was no hedge ineffectiveness during the years ended December 31, 2003 and 2004; and no derivative financial instruments were entered into during the year ended December 31, 2002. In addition, there were no hedging instruments outstanding at December 31, 2003 or 2004.

17. Business Segment Information

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

Prior to 2004, the Company reported its financial results in one reportable segment. The Company has reevaluated and restated its operating segments based on the application of SFAS No. 131, and determined that there are four reportable segments: (i) China Printed Circuit Boards, (ii) North America Printed Circuit Boards, (iii) European Printed Circuit Boards and (iv) Assembly. The other operating segments consists of the remaining operating segments, which include certain North American EMS operations. Following the planned closure of the North American and European Printed Circuit Board operations in 2005, the Company expects to have two remaining reportable segments - China Printed Circuit Boards and Assembly. Segment disclosures for 2003 and 2002 and have been restated to reflect the 2004 reportable segments.

China printed circuit boards, consists of the Company's printed circuit board fabrication manufacturing facilities located within China. These facilities provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels.

The Company's western world printed circuit board fabrication manufacturing facilities - North American Printed Circuit Board located in Montreal, Canada and European Printed Circuit Boards located in Echt, the

Netherlands provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels. On February 25, 2005 the Company announced its plan for the closure of the facilities located in Echt, the Netherlands and Montreal, Canada. See further discussion of the closures in Note 22.

The Assembly segment is composed of the assembly operations for three operating segments, which have been aggregated under SFAS No. 131, including wire harnesses and cable assemblies, backpanel assembly, printed circuit board assembly, custom enclosures and full system assembly and test. These assembly operations are conducted in facilities located in China and Mexico.

Following is the Company’s reportable segment information for the years ended December 31, 2002, 2003 and 2004, with the 2002 and 2003 amounts restated for the 2004 reportable segments. Intersegment sales are fully eliminated in consolidation. General corporate operating expenses are allocated to each operating segment based on sales. The accounting policies of the segments are the same as those described in Note 1. Segment data includes intersegment revenues and is eliminated in consolidation.

	China Printed Circuit Boards	North American Printed Circuit Boards(1)	European Printed Circuit Boards(1)	Assembly	Other	Eliminations	Total
Net Sales:
Year ended December 31, 2002	$244,929	$96,686	$52,068	$283,345	$209,708	$(22,689)	$864,047
Year ended December 31, 2003	288,018	55,650	50,673	306,978	76,502	(26,338)	751,483
Year ended December 31, 2004	343,880	56,163	41,993	397,094	96,772	(34,539)	901,363
Operating Income (Loss):
Year ended December 31, 2002	25,223	(39,736)	(1,300)	10,504	(182,109)	—	(187,418)
Year ended December 31, 2003	36,409	(59,793)	(45,867)	24,334	(25,905)	—	(70,822)
Year ended December 31, 2004	32,689	(14,386)	(21,908)	58,887	(14,332)	—	40,950
Total Assets:
Year ended December 31, 2002	304,197	132,409	84,465	148,410	108,050	—	777,531
Year ended December 31, 2003	310,926	48,126	63,486	179,093	92,704	—	694,335
Year ended December 31, 2004	356,168	43,918	26,584	171,960	151,779	—	750,409
Total Capital Expenditures:
Year ended December 31, 2002	11,979	4,957	7,637	14,265	(9,150)	—	29,688
Year ended December 31, 2003	26,883	(4,428)	(5,258)	10,147	790	—	47,506
Year ended December 31, 2004	49,495	5,714	4,650	10,928	1,219	—	72,006
Total Depreciation:
Year ended December 31, 2002	21,894	19,740	9,928	10,706	11,953	—	74,221
Year ended December 31, 2003	24,019	15,589	11,007	9,767	5,688	—	66,070
Year ended December 31, 2004	27,252	4,112	5,086	9,199	2,583	—	48,232
Total Amortization:
Year ended December 31, 2002	14,697	657	450	350	190	—	16,344
Year ended December 31, 2003	1,666	632	469	—	298	—	3,065
Year ended December 31, 2004	1,444	2	—	—	124	—	1,570

(1)	On February 25, 2005 the Company announced the closure of the facilities located in Echt, the Netherlands and Montreal, Quebec. See further discussion of the closures in Note 22.

Net sales by country of destination are as follows:
	Year Ended December 31,

	2002	2003	2004
United States	$461,283	$384,786	$416,457
United Kingdom	36,416	16,020	12,210
Canada	62,243	25,841	31,682
France	28,711	18,375	22,326
Malaysia	40,000	37,673	26,474
China	75,798	101,890	120,902
Germany	72,851	80,395	84,530
Other	86,745	86,503	186,782
Total	$864,047	$751,483	$901,363

Net sales by product offering are as follows:

	Year Ended December 31,

	2002	2003	2004
Printed circuit boards	$359,482	$373,260	$420,512
Wire harnesses and electro-mechanical solutions	504,565	378,223	480,851
Total.	$864,047	$751,483	$901,363

Property, plant and equipment, net by country are as follows:

	Year Ended December 31,
	2003	2004
United States	$3,171	$5,704
China	160,305	181,394
Canada	13,319	14,652
Mexico	20,466	20,048
Other	15,911	11,966
Total	$213,172	$233,764

18. Concentration Of Business

During the years ended December 31, 2002, 2003 and 2004, sales to General Electric were 11.7%, 12.1% and 11.3%, respectively of net sales. No sales to any other customers represented over 10.0% of net sales for the years ended December 2002, 2003 and 2004.

The Company holds cash amounts in excess of federally insured amounts in certain bank accounts.

19. Retirement Plans

The Company has a defined contribution retirement savings plan (the Retirement Plan) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company may contribute 1% of employees’ salaries to the Retirement Plan and matches a percentage of the employees’ deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Retirement Plan at the end of each year. The Company’s contributions to the Retirement Plan were $2,510, $503 and $506 for the years ended December 31, 2002, 2003 and 2004, respectively.

20. Research And Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $10,405, $2,882 and $3,320 for the years ended December 31, 2002, 2003 and 2004, respectively. Research and Development is included in the selling, general and administrative line item on the statement of operations.

21. Related Party Transactions

Monitoring and Oversight Agreement

The Company entered into a ten-year monitoring and oversight agreement with an affiliate of Hicks, Muse, Tate and Furst (“HMTF”), effective as of January 31, 2003. The monitoring and oversight agreement obligates the Company to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF. The Company has accrued a fee of $1,375 and $2,875 at December 31, 2003 and 2004, respectively.

Consulting Arrangement

In connection with the Company’s restructuring activities, commencing December 2001, the Company engaged Katia Advisors LLC to provide sales and marketing consulting services related to strategic marketing opportunities. Such services were provided on a month-by-month basis and effective December 1, 2004 the Company discontinued using these services. As of December 1, 2004, the Company had paid Katia Advisors an aggregate of $520. These services were provided by Richard McGinn, a partner of Katia and a member of the board of directors of the Company.

Compensation of Directors

The chairman of the board receives an annual fee of $120 and directors (other than the Chairman) who are not executive officers receive an annual fee of $30. In addition, each audit committee member receives an annual fee of $10 and the Chairman of the audit committee receives an additional fee of $5. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board and its committees and receive a per diem fee of $1 for additional time spent on the Company’s business. The Company also has granted 55,000 stock options with an exercise price of $12.63, which vest over a period of three years, to each of Mr. Steffen, Mr. McGinn, Mr. Vieser and Ms. Gulyas as compensation for their services as members of the board.

Rights Offering

On October 7, 2004, Group completed a Rights Offering whereby they sold 5,555,555 shares of common stock at $9.00 per share to current holders of stock. The proceeds, net of issuance costs, of $47,069, were contributed to the Company. In connection with such Rights Offering, Group paid certain affiliates of GSC a commitment fee of $1,000. The proceeds from such offering are being used for general working capital purposes and in the expansion of our printed circuit board operations in China.

Other

Certain affiliates of GSC are stockholders of Group and have the right together with certain other stockholders of Group to designate certain members of Group’s board of directors. An affiliate of GSC held an aggregate face amount of $640 and $5,000 of debt under the 2003 Credit Agreement as of December 31, 2003 and 2004, respectively.

In 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc., a wholly owned subsidiary of International Wire Group, Inc. ("IWG"), an affiliate of HMTF. IWG continued as an affiliate of HMTF until all interests were terminated in November of 2004. Mr. Hamwee and Mr. Cummings, both members of the Company's board of directors, are affiliates of GSC. GSC owns 16.8% of International Wire Group, Inc. and Mr. Hamwee is Chairman of the Board of International Wire Group, Inc. As of November 2004, Hicks Muse was no longer affiliated with International Wire Group, Inc.

The Company’s wire harness operations, in accordance with negotiated contract terms, purchased an aggregate of $35,628, $34,077 and $37,730 of product from International Wire Group, Inc. in 2002, 2003 and 2004 respectively. Viasystems had amounts due to International Wire Group, Inc. of $10,816 and $6,510 at December 31, 2003 and 2004, respectively.

22. Subsequent Events

On February 25, 2005, Group announced plans for the continued expansion of its facilities in China to meet the demands of its global customers. The Company also announced the closure of the three western world printed circuit board facilities located in Canada and the Netherlands. The Company estimates that the restructuring charges related to the closures will total approximately $50,000 of which $26,000 will result in future cash expenditures. It is expected that $23,000 of such restructuring charge will be related to the reduction of headcount and $27,000 will be related to asset write downs and impairments and other exit costs. The restructuring activities pursuant to these closures are expected to be substantially completed by the end of 2005 with cash expenditures expected through 2007.

ITEM 9. Changes in and Disagreements with Accountants on Auditing and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(d) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2004. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the company did not maintain effective controls over the accounting for goodwill. Specifically, goodwill impairments were not properly identified and calculated for 2002 through 2004. Further, it resulted in the restatement of the company’s consolidated financial statements for 2002 and 2003 and of the company’s interim financial statements for the second and third quarters of 2004. This control deficiency resulted in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. Because of the material weakness, we have concluded that our disclosure controls and procedures were ineffective as of December 31, 2004.

To address this material weakness, subsequent to December 31, 2004, our Chief Executive Officer and Chief Financial Officer, in consultation with management, have taken action to address this control deficiency in the manner described below:

1.	Performed an extensive evaluation of its goodwill accounts for each of its reporting units.

2.	During the evaluation, the Company identified adjustments to the goodwill accounts that relate to prior periods.

3.
Assessed the materiality of these adjustments with the Chief Executive Officer and the Chief Financial Officer and the Audit Committee and concluded that the historical consolidated financial statements indicated above should be restated.

4.
Implemented detailed procedures to be followed in future periods to ensure that the annual goodwill impairment analysis is performed in a manner consistent with generally accepted accounting principles.

As a result of these actions, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The following table sets forth the names and ages of each of the directors and the executive officers of Group and Viasystems, followed by a description of their business experience during the past five years. The positions held by the directors and executive officers are with Group and Viasystems, unless indicated otherwise. All executive officers are appointed by the board of directors of Group and Viasystems and serve at its pleasure. There are no family relationships among any of the executive officers. Unless indicated otherwise, each of the directors and executive officers is a U.S. citizen and the business address of each individual is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105.

Pursuant to the terms of the Stockholders’ Agreement, the board of directors of Group will consist of at least nine members, including the chief executive officer of the company and five designees of affiliates of Hicks, Muse, Tate & Furst Incorporated. See "Certain Relationships and Related Party Transactions — Stockholders Agreement."

Name	Age	Position
Non-Employee Directors
Christopher J. Steffen (1) (2)*	63	Chairman
Jack D. Furst	46	Director
Andrew S. Rosen (1)	36	Director
Robert F. Cummings Jr. (2)	55	Director
Diane H. Gulyas (2)	48	Director
Robert A. Hamwee (1)	34	Director
Richard A. McGinn (1) (2)	58	Director
Richard W. Vieser (2)	77	Director
Executive Officers
David M. Sindelar	47	Chief Executive Officer and Director
Timothy L. Conlon	53	President, Chief Operating Officer and Director
David J. Webster	42	Chief Administrative Officer
Joseph S. Catanzaro	52	Senior Vice President and Chief Financial Officer
Steven S.L. Tang	49	President — Asia Pacific Group
Gerald G. Sax	44	Senior Vice President — Supply Chain

________

(1) Member of the Group compensation committee.

(2) Member of the Group audit committee.

* Denoted financial expert of the audit committee and independent director.

Christopher J. Steffen has been Chairman of the board of directors since December 2003 and a director since October 2003. Mr. Steffen has been an advisor to Wall Street Management and Capital, Inc. since 2002. From 1993 to 1996, Mr. Steffen served as the Vice Chairman and Director of Citicorp and its principal subsidiary, Citibank, N.A. In 1993, Mr. Steffen served as Senior Vice President and Chief Financial Officer of Eastman Kodak. From 1989 to 1993, Mr. Steffen served as Executive Vice President and Chief Financial and Administrative Officer and Director of Honeywell, Inc. Mr. Steffen serves as director of Accelrys, Inc. He formerly served as Chairman of the board of directors of Veltri Metal Products, director and Chairman of the audit committee of Seminis, Inc. and as director and Chairman of the audit committee of UCMS Pty.

Jack D. Furst has been a director since February 2005 and was previously a director from the inception of Viasystems until 2002. Mr. Furst is a Partner of Hicks, Muse, Tate & Furst Incorporated and has held this position since 1989. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated from 1987 to 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisitions/Corporate Finance Specialist for The First Boston Corporation. Before joining First Boston, Mr. Furst was a Financial Consultant with Price Waterhouse, LLP. Mr. Furst serves on the board of directors of Home Interiors & Gifts, Inc. and Activant Solutions, Inc.

Andrew S. Rosen has been a director since November 2004 and is a Partner of Hicks Muse. Mr. Rosen has been with Hicks Muse since 1993 and has over 13 years of private equity experience. Prior to joining Hicks Muse, Mr. Rosen served as an Associate with the Carlyle Group, a Washington, DC-based private investment firm, where he was employed for three years.

Robert F. Cummings, Jr. has been a director since January 2003. In January 2005, he became a managing Director of GSC. Mr. Cummings served as Senior Advisor to GSC (a private asset management firm) in 2002. He is a member of GSC’s Board of Advisors and is the chairman of the GSC Risk Committee. For the prior 28 years, Mr. Cummings was with Goldman, Sachs & Co., where he was a member of the Corporate Finance Department, advising corporate clients on financing, mergers and acquisitions and strategic financial issues. Mr. Cummings was named a Partner of Goldman Sachs in 1986. He retired in 1998 and was retained as an Advisory Director by Goldman, Sachs & Co. to work with certain clients on a variety of banking matters through 2001. Mr. Cummings is a director of RR Donnelley & Sons Company, Axiohm Transaction Solutions, Inc. and Precision Partners, Inc. and is a member of the Board of Trustees of Union College.

Diane H. Gulyas has been a director since January 2003. Ms. Gulyas is Chief Marketing & Sales Officer of E.I. du Pont de Nemours and Company and has held such position since April 2004. Before being appointed Chief Marketing & Sales Officer, she was Group Vice President of DuPont Electronics and Communication Technologies, a position she had held since February 2002. Prior to that appointment, Ms. Gulyas served as Vice President and General Manager of the DuPont Advanced Fibers Businesses. Since 1978, Ms. Gulyas has held various positions with DuPont including Executive Assistant to the Chairman of the board and Global Business Director.

Robert A. Hamwee has been a director since January 2003. Mr. Hamwee joined GSC at its inception in 1994 and became a Managing Director in 2000. He currently manages the day-to-day activities of the controlled distressed debt securities group. Mr. Hamwee was previously with The Blackstone Group (a private investment and advisory firm), from 1992 to 1994 where he worked in the Merchant Banking Division. In addition, he worked on a wide range of assignments in the Mergers and Acquisitions and Restructuring Departments. Mr. Hamwee is Chairman of the board for Axiohm Transaction Solutions, Inc., Envirosource, Inc. and International Wire Group, Inc., and a director of RAM Holdings Limited, Scovill Fasteners, Inc., APW Ltd., Precision Partners, Inc. and Wright Line, LLC.

Richard A. McGinn has been a director since January 2003. Mr. McGinn has been a General Partner at RRE Ventures (a private company that invests in entrepreneurial information technology companies) since August 2001. From 1997 to October 2000, Mr. McGinn served as Chief Executive Officer of Lucent Technologies, Inc. From 1996 to 1997, Mr. McGinn served as President of Lucent Technologies, Inc. Mr. McGinn is a director of American Express Company.

Richard W. Vieser has been a director since 1997. Mr. Vieser is the retired Chairman of the board of Varian Medical Systems where he served from April 1999 to February 2003. From June 1985 to December 1989, Mr. Vieser served as Chairman of the board and Chief Executive Officer of FL Industries, Inc. (a manufacturer of electrical components). From September 1986 to December 1989, Mr. Vieser served as Chairman of the board and Chief Executive Officer of FL Aerospace (a manufacturer and developer of aviation lighting). From March 1987 to December 1989, Mr. Vieser served as Chairman, President and Chief Executive Officer of Lear Siegler, Inc. (a diversified manufacturing company). From April 1984 through June 1985, he served as President and Chief Operating Officer of McGraw-Edison Company. Mr. Vieser is Chairman Emeritus of Varian Medical Systems and is a director of Fisher Scientific.

Richard W. Vieser has been a director since 1997. Mr. Vieser is the retired Chairman of the board of Varian Medical Systems where he served from April 1999 to February 2003. From June 1985 to December 1989, Mr. Vieser served as Chairman of the board and Chief Executive Officer of FL Industries, Inc. (a manufacturer of electrical components). From September 1986 to December 1989, Mr. Vieser served as Chairman of the board and Chief Executive Officer of FL Aerospace (a manufacturer and developer of aviation lighting). From March 1987 to December 1989, Mr. Vieser served as Chairman, President and Chief Executive Officer of Lear Siegler, Inc. (a diversified manufacturing company). From April 1984 through June 1985, he served as President and Chief Operating Officer of McGraw-Edison Company. Mr. Vieser is Chairman Emeritus of Varian Medical Systems. Mr. Furst was a director of International Wire Group, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code on March 24, 2004. Mr. Furst also served as a director when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, and is a director of Fisher Scientific.

David M. Sindelar has been a director since August 2001 and Chief Executive Officer since July 2001. Mr. Sindelar served as a director and executive officer when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in “Our Bankruptcy and Reorganization.” He is the managing partner of Hanley Partners, Inc. (a firm that specializes in the acquisition and operation of commercial and industrial manufacturing companies). He also served as Senior Vice President from January 1997 through June 2001 and Chief Financial Officer since our inception through June 2001. Mr. Sindelar was Chief Executive Officer of International Wire Group, Inc. (a designer, manufacturer and marketer of bare and tin-plated copper wire and insulated copper wire) from July 2001 to September 2003, which filed for protection under Chapter 11 of the United States Bankruptcy Code on March 24, 2004. He was Chief Executive Officer of LLS Corp. from August 1999 to November 2002, which filed for protection under Chapter 11 of the United States

Bankruptcy Code on January 16, 2002. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from March 1993 through October 1998 and of Crain Industries, Inc. and Crain Holdings Corp. (a manufacturer, fabricator and distributor of polyurethane foam and foam products) from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995.

Timothy L. Conlon has been a director, President and Chief Operating Officer since October 1998. Mr. Conlon served as a director and executive officer when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in “Our Bankruptcy and Reorganization.” He is a partner of Hanley Partners, Inc. Prior to joining us, Mr. Conlon was employed as President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998. Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly-owned subsidiary of Berg Electronics Corp., from October 1993 through January 1997. Prior to joining Berg Electronics Group, Inc., Mr. Conlon was employed as President of the Cutting and Welding Division of Thermadyne Industries, Inc. from April 1993 through October 1993. Prior to joining Thermadyne Industries, Inc., Mr. Conlon spent nine years in the electronic connector industry including serving as General Manager of the Information Technologies and Spectra strip divisions of Amphenol Corporation from 1990 through July 1992 and President of Cambridge Products (a manufacturer of electronic and communications connector products) from 1988 through 1989.

David J. Webster has been Chief Administrative Officer since May 2004. Mr. Webster served as an executive officer when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in “Our Bankruptcy and Reorganization.” He also served as Senior Vice President from 1997 through May 2004. From 1997 to 2004, Mr. Webster was an executive officer of International Wire Group, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code on March 24, 2004. Mr. Webster has been a partner of Hanley Partners, Inc. since its inception in 2001. From August 1999 through November 2002, Mr. Webster was Senior Vice President and a member of the board of directors of LLS Corp., which filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002. From 1997 through 2001, Mr. Webster was a partner of Mills & Partners, Inc., and from 1997 through 1998 served as Senior Vice President of Berg Electronics Corp. During 1997, Mr. Webster served as Senior Vice President of Crain Industries, Inc. Prior to 1997, Mr. Webster was a partner in the law firm of Weil, Gotshal & Manges LLP.

Joseph S. Catanzaro has been Senior Vice President and Chief Financial Officer since September 2001. He also served as Senior Vice President — Finance of Group from June 1999 to September 2001. Mr. Catanzaro joined us in October 1998 in the position of Vice President of Business Services. Mr. Catanzaro served as an executive officer when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in “Our Bankruptcy and Reorganization.” Prior to joining us, Mr. Catanzaro was Vice President of Finance of Berg Electronics Corp. from April 1993 to October 1998.

Steven S.L. Tang has been President — Asia Pacific since June 1999 and is responsible for the overall operations of our facilities on the continent of Asia. Mr. Tang served as an executive officer when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in “Our Bankruptcy and Reorganization.” Prior to joining us, Mr. Tang served as a Managing Director for the Asian division of Utilux Asia Limited, an Australian connector manufacturing company, from January 1995 to July 1999. Prior to 1995, Mr. Tang held various positions, all in Asia, with companies such as Amphenol, Pace Inc., National Semiconductor and Honeywell. Mr. Tang is a director of Wanji Pharmaceutical Holdings Limited.

Gerald G. Sax has been Senior Vice President — Supply Chain since February 2003. He also served as Senior Vice President — Europe from July 1999 to January 2003. Mr. Sax served as an executive officer when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in “Our Bankruptcy and Reorganization.” Mr. Sax joined us in November 1998 in the position of Vice President — Corporate Controller. Prior to joining us, Mr. Sax was Vice President — Corporate Controller for Berg Electronics Corp. from September 1995 to October 1998.

Code of Ethics and Business Conduct

The Company has recently adopted a Code of Ethics applicable to its Chief Executive Officer and senior financial officers. A copy of the Code of Ethics has been filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 11. Executive Compensation

Compensation of Directors and Executive Officers

The Chairman of the Board receives an annual fee of $120,000 and directors (other than the Chairman) who are not executive officers receive an annual fee of $30,000. In addition, each compensation and audit Committee Member receives an annual fee of $10,000 and the Chairman of the compensation and audit Committee receives an additional fee of $5,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board and its committees and receive a per diem fee of $1,000 for additional time spent on our business beyond six regular meeting’s during a calendar year. We also have granted 55,000 stock options with an exercise price of $12.63, which vest over a period of three years, to each of our non-employee directors as compensation for their services as members of our board. In addition, the chairman of the Board received an additional 50,000 options with an exercise price of $12.63, which vest over a period of three years.

The following table sets forth the cash and non-cash compensation earned during the years ended December 31, 2002, 2003 and 2004 by our Chief Executive Officer and our four other most highly compensated executive officers.

Summary Compensation Table

				Long-Term
		Annual		Compensation
		Compensation		Awards
				Securities	All Other
				Underlying
Name and Principal Position	Year	Salary	Bonus (1)	Options (2)	Compensation (3)
David M. Sindelar	2004	$645,833	$1,076,400	70,000	—
Chief Executive Officer	2003	550,000	598,000	350,000	—
	2002	550,000	275,000	—	—

Timothy L. Conlon	2004	550,000	643,500	70,000	—
President and Chief	2003	550,000	357,500	330,000	—
Operating Officer	2002	550,000	275,000	—	—

David J. Webster	2004	335,417	357,435	40,000	—
Chief Administrative Officer	2003	300,000	126,750	260,000	—
	2002	300,000	97,500	—	—

Joseph S. Catanzaro	2004	270,500	205,335	10,000	—
Senior Vice President and	2003	263,500	111,786	150,000	—
Chief Financial Officer	2002	257,000	83,525	—	—

Steven S. L. Tang	2004	430,324	251,740	70,000	—
President — Asia Pacific	2003	423,903	137,769	150,000	—
	2002	398,726	99,681	—	—
__________

(1)	The bonus amounts listed for 2002, 2003 and 2004 were paid in 2003, 2004 and 2005, respectively.

(2)	Reflects options granted under our 2003 Stock Option Plan.

(3)
We provide perquisites and other personal benefits to certain executives. The aggregate incremental costs of these benefits to us do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each executive officer.

Aggregated Option Exercises in 2004 and Year End Option Values

The following table summarizes the number of options exercised during the year ended December 31, 2004 for the above named executive officers and the value of unexercised options as of December 31, 2004.

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Year End(#) Exercisable/Unexercisable	Value of Unexercised In-the-money Options at Year End (1) Exercisable/Unexercisable
David M. Sindelar	—	—	256,667 / 163,333	$0 / $0
Timothy L. Conlon	—	—	243,333 / 156,667	$0 / $0
David J. Webster	—	—	186,667 / 113,333	$0 / $0
Joseph S. Catanzaro	—	—	103,333 / 56,667	$0 / $0
Steven S. L. Tang	—	—	123,333 / 96,667	$0 / $0

__________

(1) Based on a fair market value of $9.00, which was determined to be a reasonable estimate of Group's stock price as of October 1, 2004, the date of rights offering. For more information on the rights offering, see Note 21 of the consolidated financial statements. As of December 31, 2004, none of the options held by the named executive officers were in-the-money.

Benefit Plans

2003 Stock Option Plan

The Group 2003 Stock Option Plan provides for the award of incentive stock options, or ISOs, and non-qualified stock options, or NSOs. Subject to adjustment in the event of certain corporate transactions or events, a maximum of 2,777,778 shares of common stock is issuable under the 2003 Stock Option Plan. As of December 31, 2004, options to purchase an aggregate of 2,647,800 shares of common stock were outstanding. The exercise price of all outstanding options is $12.63 per share. Options issued under the plan that expire, are forfeited or otherwise terminate will again be available for grant under the 2003 Stock Option Plan. The plan is administered by the compensation committee of the board of directors of Group.

Generally, each option granted under the 2003 Stock Option Plan is required to expire on or before the tenth anniversary of the date of grant. The exercise price of each ISO is required to be not less than 100% of the fair market value of the underlying stock subject to the option on the date of grant. This minimum exercise price provision is increased, and other conditions and restrictions apply, with respect to awards granted to persons who own or are deemed to own more than 10% of the total combined voting power of all classes of stock of Group.

The 2003 Stock Option Plan provides for payment of the exercise price of options in the form of cash or, subject to the discretion of the compensation committee of the board of directors of Group, by delivery of shares of Group common stock.

The 2003 Stock Option Plan provides for the grant of ISOs only to employees of Group and its affiliates. NSOs may be granted to employees, or other persons providing services for Group or its affiliates.

Incentive Compensation Plan

Officers and other key employees designated by our chief executive officer are eligible to participate in our annual incentive compensation plan. The plan is administered by the compensation committee of our board of directors and participants under the plan may receive cash awards based on annual performance targets set by the compensation committee. The compensation committee may also make discretionary awards under the plan. The plan remains effective until terminated by the compensation committee.

Option Grants to Certain Non-Employee Directors

During 2003, certain non-employee members of our board of directors, consisting of Mr. Steffen, Ms. Gulyas, Mr. McGinn and Mr. Vieser, were granted an option to purchase 55,000 shares of our common stock at an exercise price of $12.63 per share.

During 2004, Mr. Steffen was granted an additional option to purchase 50,000 shares of our common stock at an exercise price of $12.63 per share.

Employment Agreements

David M. Sindelar Executive Employment Agreement

Mr. David M. Sindelar entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003, as amended. Pursuant to his employment agreement, Mr. Sindelar will serve as Chief Executive Officer of Group through January 31, 2006, unless terminated earlier by Group or Mr. Sindelar. Mr. Sindelar is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall management of Group and its subsidiaries. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $920,000 (reduced by any amount of salary actually received by Mr. Sindelar in respect of his severance arrangement with International Wire Group, Inc. from October 16, 2003 to April 15, 2005), subject to upward adjustment at the sole discretion of the chairman of the board of directors of Group, as well as those benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Sindelar is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

Mr. Sindelar's executive employment agreement also provides that if Mr. Sindelar's employment is terminated without cause, Mr. Sindelar will continue to receive his then current salary, which shall not be less than $920,000, together with his annual bonus amount, for a period of eighteen months following such termination. The executive employment agreement terminates upon Mr. Sindelar's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary, together with his annual bonus amount, for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

Timothy L. Conlon Executive Employment Agreement

Mr. Timothy L. Conlon entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003. Pursuant to his employment agreement, Mr. Conlon will serve as President and Chief Operating Officer of Group through January 31, 2006, unless terminated earlier by Group or Mr. Conlon. Mr. Conlon is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Conlon under his executive employment agreement includes an annual base salary of not less than $550,000, subject to upward adjustment at the sole discretion of the Chief Executive Officer of Group, as well as those benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Conlon is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

Mr. Conlon's executive employment agreement also provides that if Mr. Conlon's employment is terminated without cause, Mr. Conlon will continue to receive his then current salary, which shall not be less than $550,000, together with his annual bonus amount, for a period of eighteen months following such termination. The executive employment agreement terminates upon Mr. Conlon's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of eighteen months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

David J. Webster Executive Employment Agreement

Mr. David J. Webster entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003. Pursuant to his employment agreement, Mr. Webster will serves as Chief Administrative Officer of Group through January 31, 2006, unless terminated earlier by Group or Mr. Webster. Mr. Webster is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall management of Group and its subsidiaries. Subject to the foregoing limitation on his activities, Mr. Webster is free to participate in other business endeavors.

The compensation provided to Mr. Webster under his executive employment agreement includes an annual base salary of not less than $470,000 subject to upward adjustment at the sole discretion of the Chief Executive Officer of Group, as well as those benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Webster is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

Mr. Webster's executive employment agreement also provides that if Mr. Webster's employment is terminated without cause, Mr. Webster will continue to receive his then current salary, which shall not be less than $470,000, together with his annual bonus amount, for a period of eighteen months following such termination. The executive employment agreement terminates upon Mr. Webster's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary, together with his annual bonus amount, for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

Joseph S. Catanzaro Executive Employment Agreement

Mr. Joseph S. Catanzaro entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003. Pursuant to his employment agreement, Mr. Catanzaro will serve as Senior Vice President and Chief Financial Officer of Group through January 31, 2006, unless terminated earlier by Group or Mr. Catanzaro. Mr. Catanzaro is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Catanzaro under his executive employment agreement includes an annual base salary of not less than $257,000, subject to upward adjustment at the sole discretion of the Chief Executive Officer of Group, as well as those benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Catanzaro is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

Mr. Catanzaro's executive employment agreement also provides that if Mr. Catanzaro's employment is terminated without cause, Mr. Catanzaro will continue to receive his then current salary, which shall not be less than $257,000 for a period of eighteen months following such termination. The executive employment agreement terminates upon Mr. Catanzaro's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of eighteen months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management

Group owns 100% of our capital stock. The following table sets forth, as of December 31, 2004, information regarding the beneficial ownership of Group's common stock by each person who beneficially owned more than 5% of any class of Group's voting securities and by its directors and named executive officers, individually, and by its directors and executive officers as a group.

	Amount and
	Nature of
	Beneficial	Percent of
	Ownership (1)	Common Stock
5% Stockholders:
Hicks Muse Parties (2)	18,838,641	59.9%
c/o Hicks, Muse, Tate & Furst Incorporated 200 Crescent Court, Suite 1600 Dallas, Texas 75201 GSC Parties (3)	8,741,808	28.5%
c/o GSC Partners 500 Campus Drive, Suite 220 Florham Park, New Jersey 07932
Fidelity Parties (5) c/o Fidelity Management & Research Company	1,803,390	6.2%
82 Evanshire Street
Boston, Massachusetts 02109
Officers and Directors:
Jack D. Furst (4)	18,838,641	59.9%
Andrew S. Rosen	—	—
Richard W. Vieser (6)	36,667	*
Robert F. Cummings	—	—
Diane H. Gulyas (6)	36,667	*
Robert A. Hamwee (3)	8,741,808	28.5%
Richard A. McGinn (6)	36,667	*
Christopher J. Steffen (6)	53,333	*
David M. Sindelar (6)	256,667	*
Timothy L. Conlon (6)	243,333	*
David J. Webster (6)	186,667	*
Joseph S. Catanzaro (6)	103,333	*
Steven S. L. Tang (6)	123,333	*
Gerald G. Sax (6)	45,000	*
All executive officers and directors as a group (14 persons)	28,702,116	83.6%

__________

* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants or other convertible securities (such as the class B senior convertible preferred stock) that are currently exercisable or exercisable within 60 days of December 31, 2004 are deemed to be outstanding and to be beneficially owned by the person holding those options, warrants or other convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	These figures include:

•
3,454,094 shares of common stock held of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P., a limited partnership, of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks, Muse, Tate & Furst Incorporated.

•
93,681 shares of common stock held of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks, Muse, Tate & Furst Incorporated.

•
601,355 shares of common stock held of record by HMTF Equity Fund IV (1999), L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of Hicks, Muse, Tate & Furst Incorporated.

•
32,014 shares of common stock held of record by Hicks, Muse PG- IV (1999), C.V., of which the ultimate general partner is HM Fund IV Cayman, LLC, an affiliate of Hicks, Muse, Tate & Furst Incorporated.

•
14,785 shares of common stock held of record by HM 4-SBS (1999) Coinvestors, L.P. a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of Hicks, Muse, Tate & Furst Incorporated.

•
9,826 shares of common stock held of record by HM 4-EQ (1999) Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of Hicks, Muse, Tate & Furst Incorporated.

•
4,259 shares of common stock held of record by HMTF Private Equity Fund IV (1999), L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of Hicks, Muse, Tate & Furst Incorporated.

•
9,873,369 shares of common stock and 2,177,356 shares of class B senior convertible preferred stock (currently convertible into 2,577,902 shares of common stock) held of record by Pearl Street II, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks, Muse, Tate & Furst Incorporated.

(3)	These figures include:

•
654,801 shares of common stock held of record by GSC Partners CDO Fund, Limited, a Cayman Islands corporation, for which GSCP (NJ), L.P. is the collateral manager. GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P.

•
459,408 shares of common stock held of record by GSC Partners CDO Fund II, Limited, a Cayman Islands corporation, for which GSCP (NJ), L.P. is the collateral manager. GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P.

•
2,893,887 shares of common stock and 979,957 shares of class B senior convertible preferred stock (currently convertible into 1,160,230 shares of common stock) held of record by GSC Recovery II, L.P., a Delaware limited partnership. GSC Recovery II GP, L.P. is the general partner of GSC Recovery II, L.P.; GSC RII, LLC is the general partner of GSC Recovery II GP, L.P.; GSCP (NJ) Holdings, L.P. is the managing member of GSC RII, LLC; GSCP (NJ), L.P. is the manager of GSC Recovery II, L.P.; and GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P.

•
4,357,448 shares of common stock and 503,215 shares of class B senior convertible preferred stock (currently convertible into 595,786 shares of common stock) held of record by GSC Recovery IIA, L.P., a Delaware limited partnership. GSC Recovery IIA GP, L.P. is the general partner of GSC Recovery IIA, L.P.; GSC RIIA, LLC is the general partner of GSC Recovery IIA GP, L.P.; GSCP (NJ) Holdings, L.P. is the sole member of GSC RIIA, LLC; GSCP (NJ), L.P. is the manager of GSC Recovery IIA, L.P.; and GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P.

Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee (a director of Viasystems), Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Christine K. Vanden Beukel, and Andrew Wagner are the executive officers and stockholders of GSCP(NJ), Inc. and the limited partners of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P. By virtue of each of the above entities’ and individuals’ relationship with GSC Recovery II, L.P., GSC Recovery IIA, L.P., GSC Partners CDO Fund, Limited and GSC Partners CDO Fund II, Limited, each may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of, the shares of common stock owned by GSC Recovery II, L.P., GSC Recovery IIA, L.P., GSC Partners CDO Fund, Limited and GSC Partners CDO Fund II, Limited. Each of the above entities and individuals disclaims beneficial ownership of the common stock except to the extent of each entity’s and individual’s pecuniary interest in such common stock.

(4)
Mr. Furst is a partner, stockholder and member of the management committee of Hicks Muse and, accordingly, may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the Hicks Muse Parties described above. Mr. Furst disclaims beneficial ownership of shares of Group’s Common Stock not owned of record by him.

(5)	These figures include:

•	1,026,780 shares of common stock held by Fidelity Advisor Series II: Fidelity Advisor High Income Advantage Fund.
•	55,430 shares of common stock held by Fidelity Advisor Series I: Fidelity Advisor Leveraged Company Stock Fund.
•	721,180 shares of common stock held by Fidelity Securities Fund: Leveraged Company Stock Fund.

The Fidelity entities identified above are either an investment company or a portfolio of an investment company registered under Section 8 of the Investment Company Act of 1940, as amended, or a private investment account advised by Fidelity Management & Research Company (“FMR Co.”). FMR Co. is a Massachusetts corporation and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, as amended, and provides investment advisory services to each of such Fidelity entities identified above, and to other registered investment companies and to certain other funds which are generally offered to a limited group of investors. FMR Co. is a wholly-owned subsidiary of FMR Corp., a Delaware corporation.

(6)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

ITEM 13. Certain Relationships And Related Transactions

Purchases from International Wire Group, Inc.

In March 2000, Viasystems, Inc. acquired the wire harness business of International Wire Group, Inc., which at the time was an affiliate of Hicks Muse. Our wire harness operations, in accordance with a supply agreement entered into in connection with our acquisition of the wire harness business, purchased an aggregate of $37.7 million of insulated wire products from International Wire Group, Inc. in the year ended December 31, 2004. The terms of the supply agreement are consistent with terms prevailing in an arms length transaction. The negotiated terms of the supply agreement include the pricing, purchase commitment, payment, quality and liability terms.

Mr. Hamwee and Mr. Cummings, both members of our board of directors, are affiliates of GSC. GSC owns 16.8% of International Wire Group, Inc. and Mr. Hamwee is Chairman of the Board of International Wire Group, Inc. As of November 2004, Hicks Muse was no longer affiliated with International Wire Group, Inc.

Under the terms of the purchase agreement, International Wire Group, Inc. agreed to indemnify Viasystems. for various matters associated with the pre-acquisition operations of the wire harness business, including product liability claims related to hose assemblies manufactured by one of the acquired companies through 1997. Certain claims have been asserted against International Wire Group, Inc. by insurers as subrogees of their insured homeowners with respect to property damages arising from the failure of allegedly defective washing machine hose assemblies manufactured by one of the acquired companies. International Wire and its insurers have to date have defended and/or settled all such claims consistent with their indemnity obligations. International Wire filed for protection under Chapter 11 of the Bankruptcy Code on March 24, 2004. On August 5, 2004, International Wire’s plan of reorganization was confirmed and on October 20, 2004, International Wire emerged from bankruptcy. Under the terms of International Wire’s plan of reorganization, it assumed the obligations under its indemnity to us. While International Wire has advised us that it believes that it will be financially capable of honoring any further claims, there can be no assurance of the foregoing, in which case insurers could potentially assert claims directly against one of the acquired companies.

Stockholders Agreement

On January 31, 2003, we entered into a Stockholders Agreement with certain persons acquiring shares of Group capital stock in connection with the Reorganization, including Hicks Muse, which controls a majority of the voting stock of Group, and certain affiliates of GSC.

The Stockholders Agreement provides that our board of directors will be comprised of at least nine members as follows: our chief executive officer; five members designated for election by affiliates of Hicks Muse; and three members designated for election by affiliates of GSC and the other stockholder parties to the Stockholders Agreement other than Hicks Muse. In addition, affiliates of Hicks Muse, on the one hand, and affiliates of GSC and the other stockholder parties to the Stockholders Agreement other than Hicks Muse, on the other hand, have the right to jointly designate additional members to our board of directors. The five directors designated by affiliates of Hicks Muse are Mr. Furst, Mr. Rosen, Mr. McGinn, Mr. Vieser and Mr. Conlon. The three directors designated by affiliates of GSC and other non-Hicks Muse stockholders are Mr. Cummings, Mr. Hamwee and Ms. Gulyas. Mr. Steffen is a jointly nominated director and Mr. Sindelar holds the remaining seat as our chief executive officer. The Stockholders Agreement also provides that the compensation committee of our board of directors will be comprised of two members designated by the Hicks Muse board designees and one member designated by the GSC and non-Hicks Muse stockholders’ board designees, so long as such individuals are qualified to serve in such capacity.

To the extent that the affiliates of Hicks Muse or the affiliates of GSC and the other non-Hicks Muse stockholders dispose of shares of common stock held by them, such constituency’s right to designate directors for election (and to appoint compensation committee members) shall be reduced as follows:

Percentage of Common Stock Disposed of by Affiliates of Hicks Muse	Number of Designated Directors	Number of Compensation Committee Members
More than 20% but equal to or less than 40%	4	2
More than 40% but equal to or less than 60%	3	2
More than 60% but equal to or less than 80%	2	1
More than 80% but equal to or less than 90%	1	1
More than 90%	0	0

Percentage of Common Stock Disposed of by Affiliates of GSC and Other Non-Hicks Muse Stockholders	Number of Designated Directors	Number of Compensation Committee Members
More than 30% but equal to or less than 60%	2	1
More than 60% but equal to or less than 90%	1	1
More than 90%	0	0

Rights Offering

On October 7, 2004, Group completed a Rights Offering whereby they sold 5,555,555 shares of common stock at $9.00 per share to current holders of stock. The proceeds, net of issuance costs, of $47.1 million, was contributed to Viasystems. In connection with such Rights Offering, Group paid certain affiliates of GSC a commitment fee of $1.0 million. The proceeds from this offering are being used for general working capital purposes and in the expansion of our printed circuit board operations in China.

Monitoring and Oversight Agreement

Viasystems entered into a ten-year monitoring and oversight agreement with an affiliate of Hicks Muse, effective as of January 31, 2003. Under the monitoring and oversight agreement, Viasystems is required to pay Hicks Muse an annual fee, payable quarterly, for oversight and monitoring services equal to the lesser of (1) 2% of its consolidated EBITDA for such year and (2) $1.5 million. The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that Hicks Muse may elect to defer the payment of their fees, in which case these amounts will become due and payable at such time as Hicks Muse elects to require the payment of these obligations. The monitoring and oversight agreement makes available the resources of Hicks Muse concerning a variety of financial and operational matters. Historically, these services have been provided not only by Mr. Furst and Mr. Rosen, outside the scope of their duties as our directors, but also from numerous other principals and employees of Hicks Muse. Mr. Furst and Mr. Rosen are each principals of Hicks Muse. Hicks Muse has performed various monitoring and oversight services, including providing input in management’s establishment of Viasystems’ financial and strategic acquisition plans. Hicks Muse monitors the viability and implementation of Viasystems’ strategic plan through actions such as review of monthly financial data, management briefings and facility visits. Hicks Muse is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement. In addition, Viasystems, Inc. has agreed to indemnify Hicks Muse, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by Hicks Muse under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse.

Consulting Arrangement

In connection with our restructuring activities, commencing December 2001, Viasystems, Inc. engaged Katia Advisors LLC to provide sales and marketing consulting services related to strategic marketing opportunities. Such services were provided on a month-by-month basis and effective December 1, 2003, Viasystems, Inc. discontinued using these services. As of December 31, 2004, Viasystems had paid Katia Advisors an aggregate of $520,000. These services were provided by Richard McGinn, a partner of Katia and a member of our board of directors.

ITEM 14. Principal Accountant Fees and Services

The Audit Committee has considered whether the provision by PricewaterhouseCoopers LLP of the services covered by the audit fees is compatible with maintaining the firm’s independence and concluded that it is compatible.

The Audit Committee is responsible for pre-approving all auditing services and permitted non-auditing services to be performed by the Company’s independent auditors.  The Chairman of the Audit Committee has authority to approve in advance all audit or non-audit services to be provided by the independent auditors if presented to the full Audit Committee at the next regularly scheduled meeting.

Principal Accounting Fees

The following table sets forth fees billed to the Company for the years ended December 31, 2004 and 2003 by the Company’s principal accounting firm PricewaterhouseCoopers LLP:

	Year Ended December 31,
	2003	2004
Audit fees (1)	$599,000	$622,300
Audit related fees (2)	101,000	726,800
Tax fees (3)	19,943	64,181
All other fees	—	—
Total	$719,943	$1,413,281

(1)
Includes professional services rendered for the audit of the Company’s consolidated annual financial statements and review of financial statements in the Company’s reports on Form 10-Q and services normally provided in connection with various accounting matters.

(2)	Includes professional services rendered for procedures performed in connection with statutory filings and review of various registration statements filed with the SEC.

(3)	Includes professional services rendered for preparation of tax returns and consultation with the Company on various tax matters

Financial Information Systems Design and Implementation Fees

PricewaterhouseCoopers LLP did not perform any services and therefore billed no fees relating to operating or supervising the operation of the Company’s information systems or local area network or for designing or implementing the Company’s financial information management systems during 2004.

 PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts
For the Year Ended December 31
(In thousands)

Allowance for doubtful accounts	Beginning Balance	Acquisitions/ (Distributions)	Charges to Cost	Accounts written off	Translation Adjustments	Balance at End of Period
2002	$15,654	$(3,251)	$3,063	$(5,091)	$518	$10,893
2003	$10,893	$(942)	$6,259	$(7,228)	$1,046	$10,028
2004	$10,028	$(296)	$7,699	$(3,932)	$328	$13,827

Valuation Allowance for deferred tax assets	Beginning Balance	Acquisitions/ (Distributions	)	Charges to Cost	Extraordinary Items	Translation Adjustments	Balance at End of Period
2002	$526,417	$0		$50,235	$0	$0	$576,652
2003	$576,652	$0		$130,635	$0	$0	$707,287
2004	$707,287	$0		$(308,339)	$0	$0	$398,948

3.	Exhibits

The following exhibits are filed as part of this Registration Statement or incorporated by reference herein:

Exhibit No.		Exhibit Description
2.1	(1)	Prepackaged Joint Plan of Reorganization of Group, Inc. and Viasystems, Inc. under Chapter 11 of the Bankruptcy Code, dated August 30, 2002.
2.1(a)	(1)	Amended Motion of Debtors for Order Approving Modification to the Debtors’ Prepackaged Joint Plan of Reorganization, dated January 2, 2003.
3.1	(1)	Third Amended and Restated Certificate of Incorporation of Group, Inc.
3.2	(1)	Amended and Restated Bylaws of Group, Inc.
3.3	(2)	Amended and Restated Certificate of Incorporation of Viasystems, Inc.
3.4	(1)	Amended and Restated Bylaws of Viasystems, Inc.
4.1	(1)	Indenture, dated as of December 17, 2003, among Viasystems, Inc., the Guarantors party thereto, and The Bank of New York, as Trustee.
4.2	(1)	Form of 10.50% Senior Subordinated Note (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto)

Exhibit No.		Exhibit Description
10.1	(1)	Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.
10.1(a)	(1)
First Amendment, dated as of March 19, 2003, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.1(b)	(1)
Second Amendment, dated as of December 3, 2003, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.1(c)	(3)
Third Amendment, dated as of October 7, 2004, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent

10.1(d)	(3)
Fourth Amendment, dated as of March 18, 2005, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent

10.2	(1)	Guarantee and Collateral Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and JPMorgan Chase Bank, as Collateral Agent.
10.3	(1)	Group, Inc. 2003 Stock Option Plan.
10.4	(1)
Amended and Restated Executive Employment Agreement, dated October 16, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, the other subsidiaries party thereto, and David M. Sindelar.

10.5	(1)	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, and Timothy L. Conlon.
10.6	(1)
Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, the other subsidiaries party thereto, and David J. Webster.

10.7	(1)	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, and Joseph S. Catanzaro.
10.9	(1)	Monitoring and Oversight Agreement, made and entered into effective as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and Hicks, Muse & Co. Partners, L.P.
10.10	(1)
Registration Rights Agreement, dated as of December 17, 2003, among Viasystems International, Inc., Viasystems Milwaukee, Inc., Viasystems Technologies Corp. LLC, Wire Harness Industries, Inc., Wirekraft Industries, LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Lehman Brothers Inc.

14.1	(3)	Code of Ethics for the Principal Executive Officer and Senior Financial Officers filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2004.
21.1	(2)	Subsidiaries of the Co-Registrants.

Exhibit No.		Exhibit Description
24.1	(2)	Powers of Attorney (included in the signature pages of this registration statement).
31.1	(3)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
31.2	(3)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32.1	(3)	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002
32.2	(3)	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002
_________________

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1 of Group, Inc. filed on April 28, 2004.

(2)	Incorporated reference to Registration Statement No. 333-114467 on Form S-4 of Viasystems, Inc. filed on July 12, 2004.

(3)	Filed herewith.

Reports on Form 8-K

Filed February 14, 2005 as required by item 5.02. We announced the retirement of Mr. Thomas Hicks from our board of directors and the addition of Mr. Jack Furst.

Filed February 25, 2005 as required by items 2.05 and 9.01. We announced our continued expansion in China and the closure of the three printed circuit board facilities located in Echt, the Netherlands and Montreal, Quebec.

Filed March 24, 2005 as required by items 1.01, 2.05, 4.02 and 9.01. We announced the amendment to our credit agreement, management’s cost estimate to close the three western world printed circuit board facilities and the restatement of our previously issued financial statements as of and for the three and six months ended June 30, 2004 and the three and nine months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 29th day of March, 2005.

Viasystems, Inc.

/s/ David M. Sindelar	/s/ Joseph S. Catanzaro
David M. Sindelar	Joseph S. Catanzaro
Chief Executive Officer	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 29th day of March, 2005.

/s/ Christopher J. Steffen
Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst
Jack D. Furst	Director

/s/ Andrew S. Rosen
Andrew S. Rosen	Director

/s/ Robert F. Cummings, Jr.
Robert F. Cummings, Jr.	Director

/s/ Diane H. Gulyas
Diane H. Gulyas	Director

/s/ Robert A. Hamwee
Robert A. Hamwee	Director

/s/ Richard A. McGinn
Richard A. McGinn	Director

/s/ Richard W. Vieser
Richard W. Vieser	Director

/s/ David M. Sindelar
David M. Sindelar	Chief Executive Officer and Director

/s/ Timothy L. Conlon
Timothy L. Conlon	President, Chief Operating Officer and Director