Form 10-Q
period 2005-03-31
VIASYSTEMS INC
filed 2005-05-12
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to_____________________

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

YES [X] NO [ ]

As of March 31, 2005, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. & SUBSIDIARIES

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2004	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$112,891	$65,038
Accounts receivable, net	140,618	157,730
Inventories	103,904	101,768
Prepaid expenses and other	14,807	21,340
Total current assets	372,220	345,876
Property, plant and equipment, net	233,764	243,534
Deferred financing costs, net	8,931	8,874
Goodwill	109,980	109,769
Intangible assets, net	9,985	9,727
Other assets, net	15,529	15,131
Total assets	$750,409	$732,911

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$151,247	$158,246
Accrued and other liabilities	68,542	61,191
Income taxes payable	4,937	8,126
Current maturities of long-term debt	2,929	2,906
Total current liabilities	227,655	230,469
Deferred taxes	2,321	2,452
Long-term debt, less current maturities	462,626	461,909
Other non-current liabilities	1,273	1,395
Total liabilities	693,875	696,225

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	2,426,794	2,428,187
Accumulated deficit	(2,356,426)	(2,377,941)
Accumulated other comprehensive loss	(13,834)	(13,560)
Total stockholder’s equity	56,534	36,686
Total liabilities and stockholder’s equity	$750,409	$732,911

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005

Net sales	$226,062	$230,190
Operating expenses:
Cost of goods sold	180,858	191,323
Selling, general and administrative	20,020	22,468
Stock compensation expense	846	1,393
Depreciation	11,761	12,835
Amortization	407	366
Restructuring and impairment charges	—	7,886
Gain on dispositions of assets, net	(465)	—
Operating income (loss)	12,635	(6,081)
Other expenses:
Interest expense, net	9,405	9,320
Amortization of deferred financing costs	318	406
Other expense, net	950	1,611
Income (loss) before income taxes	1,962	(17,418)
Income taxes	—	4,098
Net income (loss)	$1,962	$(21,516)

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$1,962	$(21,516)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of assets	—	833
Non-cash stock compensation expense charges	846	1,393
Gain on disposition of assets, net	(465)	—
Losses on sale of property, plant and equipment	541	49
Depreciation and amortization	12,168	13,201
Amortization of deferred financing costs	318	406
Deferred taxes	(2,189)	566
Change in assets and liabilities:
Accounts receivable	(24,442)	(17,401)
Inventories	(11,050)	1,773
Prepaid expenses and other	(3,841)	(6,935)
Accounts payable and accrued and other liabilities	20,509	301
Income taxes payable	778	3,211
Net cash used in operating activities	(4,865)	(24,119)
Cash flows from investing activities:
Sale of property, plant and equipment	23	—
Capital expenditures	(10,642)	(24,294)
Net cash used in investing activities	(10,619)	(24,294)
Cash flows from financing activities:
Repayment of amounts due under long-term contractual obligations	—	(731)
Cash contribution from parent	1,847	—
Financing fees and other	(385)	(300)
Net cash provided by (used in) financing activities	1,462	(1,031)

Effect of exchange rate changes on cash and cash equivalents	(14)	1,591
Net change in cash and cash equivalents	(14,036)	(47,853)

Cash and cash equivalents at beginning of the period	62,676	112,891
Cash and cash equivalents at end of the period	$48,640	$65,038

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements of Viasystems, Inc. (“Viasystems”) and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems’ annual report for the year ended December 31, 2004 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

Employee Stock-Based Compensation
Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, was issued to provide alternative methods of transition of an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to the stock-based employee compensation and it amends Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

Viasystems Group, Inc., the holding company parent of Viasystems (“Group” and, together with Viasystems, the “Company”), maintains a stock option plan. The Company records expenses attributable to Group’s 2003 stock option plan. The options issued under the 2003 stock option plan have a fixed exercise price and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date.

2.	Inventories

The composition of inventories at March 31, 2005, is as follows:

Raw materials	$34,162
Work in process	26,730
Finished goods	40,876
Total	$101,768

3.	Long-term Debt

The composition of long-term debt at March 31, 2005, is as follows:

Credit Agreement:
Term facilities	$264,338
Revolver	—
Senior Subordinated Notes due 2011	200,000
Other debt and capital leases	477
464,815
Less: current maturities	2,906
$461,909

Credit Agreement

On January 31, 2003, Group, as guarantor, and Viasystems, as borrower, entered into a senior credit facility (the “2003 Credit Agreement”). The 2003 Credit Agreement provided for a “Tranche A Term Loan”, a “Tranche B Term Loan” and a $51,289 revolving credit facility (the “Revolving Loans”), which includes a $15,000 letter of credit sub-facility. The Company used the proceeds from the Senior Subordinated Notes due 2011 to extinguish the Tranche A Term Loan and to pay down the Tranche B Term Loan.

On October 7, 2004, Group, as guarantor, and Viasystems, as borrower, amended the 2003 Credit Agreement to provide for a new $265,000 term loan facility (the “Replacement Tranche B Term Loan”). The Company used the proceeds from the Replacement Tranche B Term Loan to extinguish the original Tranche B Term Loan.

Borrowings under the Replacement Tranche B Term Loan bear interest at floating rates, which vary according to the interest option selected by the Company. Base rate terms are described below:

Replacement Tranche B Term Loan
The then effective base rate, plus	3.25%
The then effective euro currency base rate, plus	4.25%

For the three months ended March 31, 2004 and 2005, the weighted average interest rate on outstanding borrowings under the 2003 Credit Agreement was 6.5%

Revolving credit loans bear interest, at the Company’s option, at the then effective base rate plus 3.50% or the then effective eurocurrency base rate plus 4.50%. The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the Revolving Loans. The availability of borrowings under the Revolving Loans at March 31 is as follows:

	2004	2005
Total available Revolver borrowing capacity	$49,984	$50,084
Balance of total available for Letters of Credit	$13,695	$13,795

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

Balance Sheet as of December 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$10	$80,256	$32,625	$—	$112,891
Accounts receivable	—	45,110	95,508	—	140,618
Inventories	—	42,548	61,356	—	103,904
Other current assets	(7,764)	11,866	10,705	—	14,807
Total current assets	(7,754)	179,780	200,194	—	372,220
Property, plant and equipment, net	245	5,681	227,838	—	233,764
Investment in subsidiaries	219,693	(260,414)	—	40,721	—
Other assets	(21,797)	72,845	93,377	—	144,425
Total assets	$190,387	$(2,108)	$521,409	$40,721	$750,409
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$188	91	$—	$2,929
Accounts payable	—	35,617	115,630	—	151,247
Accrued and other liabilities	9,842	30,412	33,225	—	73,479
Total current liabilities	12,492	66,217	148,946	—	227,655
Long-term debt, less current maturities	462,350	185	91	—	462,626
Other non-current liabilities	(22,880)	7,061	19,413	—	3,594
Intercompany (receivable)/ payable	(316,496)	(319,023)	635,519	—	—
Total liabilities	135,466	(245,560)	803,969	—	693,875
Total paid in capital and accumulated earnings (deficit)	70,368	219,693	(260,414)	40,721	70,368
Accumulated other comprehensive income (loss)	(15,447)	23,759	(22,146)	—	(13,834)
Total liabilities and stockholder’s equity (deficit)	$190,387	$(2,108)	$521,409	$40,721	$750,409

Balance Sheet as of March 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$206	$44,324	$20,508	$—	$65,038
Accounts receivables	—	55,122	102,608	—	157,730
Inventories	—	33,820	67,948	—	101,768
Other current assets	(7,764)	16,723	12,381	—	21,340
Total current assets	(7,558)	149,989	203,445	—	345,876
Property, plant and equipment, net	238	5,709	237,587	—	243,534
Investment in subsidiaries	207,361	(285,305)	—	77,944	—
Other assets	(21,750)	69,456	95,795	—	143,501
Total assets	$178,291	$(60,151)	$536,827	$77,944	$732,911
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$192	$64	$—	$2,906
Accounts payable	—	32,987	125,259	—	158,246
Accrued and other liabilities	4,487	24,331	40,499	—	69,317
Total current liabilities	7,137	57,510	165,822	—	230,469
Long-term debt, less current maturities	461,688	135	86	—	461,909
Other non-current liabilities	(22,880)	7,228	19,499	—	3,847
Intercompany (receivable)/ payable	(302,540)	(356,091)	658,631	—	—
Total liabilities	143,405	(291,218)	844,038	—	696,225
Total paid in capital and accumulated earnings (deficit)	50,336	207,361	(285,305)	77,944	50,336
Accumulated other comprehensive income (loss)	(15,450)	23,706	(21,906)	—	(13,650)
Total liabilities and stockholder’s equity (deficit)	$178,291	$(60,151)	$536,827	$77,944	$732,911

Statement of Operations for the three months ended March 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$104,735	$146,281	$(24,954)	$226,062
Operating expenses:
Cost of goods sold	—	93,330	112,482	(24,954)	180,858
Selling, general and administrative	—	8,472	11,548	—	20,020
Stock compensation expense	846	—	—	—	846
Depreciation	—	377	11,384	—	11,761
Amortization	—	—	407	—	407
Restructuring and impairment charges	—	—	—	—	—
Gain on dispositions of assets	—	—	(465)	—	(465)
Operating (loss) income	(846)	2,556	10,925	—	12,635
Other expenses (income):
Interest expense	$7,663	$(7,144)	$8,886	$—	$9,405
Amortization of deferred financing costs	318	—	—	—	318
Other expense (income), net	153	(4,438)	5,235	—	950
Equity earnings (loss) in subsidiaries	8,236	(3,619)	—	(4,617)	—
Income (loss) before income taxes	(744)	10,519	(3,196)	(4,617)	1,962
Income (benefit) taxes	(2,706)	2,283	423	—	—
Net income (loss)	$1,962	$8,236	$(3,619)	$(4,617)	$1,962

Statement of Operations for the three months ended March 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guaranto	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$105,518	$127,963	$(3,291)	$230,190
Operating expenses:
Cost of goods sold	—	91,583	103,031	(3,291)	191,323
Selling, general and administrative	149	9,516	12,803	—	22,468
Stock compensation expense	1,393	—	—	—	1,393
Depreciation	—	426	12,409	—	12,835
Amortization	35	—	331	—	366
Restructuring and impairment charges, net	—	—	7,886	—	7,886
Operating (loss) income	(1,577)	3,993	(8,497)	—	(6,081)
Other expenses (income):
Interest expense, net	7,143	(5,140)	7,317	—	9,320
Amortization of deferred financing costs	406	—	—	—	406
Other expense (income), net	—	(6,962)	8,573	—	1,611
Equity earnings (loss) in subsidiaries	(12,390)	(24,949)	—	37,339	—
Income (loss) before income taxes	(21,516)	(8,854)	(24,387)	37,339	(17,418)
Income (benefit) taxes	—	3,536	562	—	4,098
Net (loss) income	$(21,516)	$(12,390)	$(24,949)	$37,339	$(21,516)

Statement of Cash Flows for the three months ended March 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$386	$(12,399)	$7,148	$—	$(4,865)
Net cash provided by (used in) investing activities	—	(16)	(10,603)	—	(10,619)
Net cash provided by (used in) financing activities	1,462	—	—	—	1,462
Effect of exchange rate changes on cash and cash Equivalents	—	—	(14)	—	(14)
Net change in cash and cash equivalents	1,848	(12,415)	(3,469)	—	(14,036)

Cash and cash equivalents at the beginning of the period	993	38,236	23,447	—	62,676
Cash and cash equivalents at the end of the period	$2,841	$25,821	$19,978	$—	$48,640

Statement of Cash Flows for the three months ended March 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$196	$(34,841)	$10,526	$—	$(24,119)
Net cash provided by (used in) investing activities	—	(383)	(23,911)	—	(24,294)
Net cash provided by (used in) financing activities	—	(708)	(323)	—	(1,031)
Effect of exchange rate changes on cash and cash Equivalents	—	—	1,591	—	1,591
Net change in cash and cash equivalents	196	(35,932)	(12,117)	—	(47,853)

Cash and cash equivalents at the beginning of the period	10	80,256	32,625	—	112,891
Cash and cash equivalents at the end of the period	$206	$44,324	$20,508	$—	$65,038

5.	Restructuring and Impairment Charges

In light of the economic downturn that began in 2000 and continued into 2003 related to many of the Company’s key telecommunication and networking customers, and the shift in demand from high cost countries to low cost countries, the Company initiated restructuring activities to adjust its cost position compared to anticipated levels of business. The Company also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments that continued into 2005.

On February 25, 2005, the Company announced the closure of three printed circuit board facilities located in Echt, the Netherlands and Montreal, Quebec. During the quarter ended March 31, 2005, the Company recorded a personnel restructuring charge of $2,651 related to the closure of the facility in Echt, the Netherlands. In addition, the Company recorded a personnel and restructuring charge of $4,280 related to the closure of the two facilities located in Montreal, Quebec.

In addition, during the quarter ended March 31, 2005, the Company recorded a restructuring charge of $955 related to the impairment of specific pieces of manufacturing equipment and for costs incurred with the early termination of outstanding contracts related to the two facilities in Montreal, Quebec. As of March 31, 2005, the Company was in the process of obtaining detailed third party appraisals of equipment located at all three printed circuit board facilities.

As a result of preparing the Montreal Canada facilities for closure, the Company wrote off inventory resulting in a $726 charge to cost of goods sold. The Company disposed of the inventory during the quarter.

Below are tables summarizing restructuring and the related activity as of and for the three months ended March 31, 2004 and 2005:

		Three Months Ended			Cumulative
	Balance	March 31, 2004			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/03	Charges	Reversals	Total	Payments	Charges	3/31/04
Restructuring Activities:
Personnel and severance	$4,076	$—	$—	$—	$(653)	$—	$3,423
Lease and other contractual commitments	9,560	—	—	—	(237)	—	9,323
Other	14	—	—	—	—	—	14
Total restructuring charges	$13,650	$—	$—	$—	$(890)	$—	$12,760

		Three Months Ended			Cumulative
	Balance	March 31, 2005			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/04	Charges	Reversals	Total	Payments	Charges	3/31/05
Restructuring Activities:
Personnel and severance	$3,209	$6,931	$—	$6,931	$(3,642)	$—	$6,498
Lease and other contractual commitments	1,647	122	—	122	(262)	—	1,507
Asset impairments	—	833	—	833	—	(833)	—
Total restructuring and impairment charges	$4,856	$7,886	$—	$7,886	$(3,904)	$(833)	$8,005

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans is executed.  At the initial announcement of the closure of the western world printed circuit board facilities, the Company estimated that total closure costs would approximate $50,000 with $23,000 being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments. Currently, the Company estimates that total closure costs will approximate $33,000 to $38,000 with $23,000 being related to headcount reduction costs and the remainder being related to other contractual commitments and closure costs.

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

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each quarterly measurement date. At March 31, 2005, there was $113 of deferred gains, net of tax, related to cash flow hedges recorded in other comprehensive income. All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.

The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.

The following table summarizes Viasystems derivative instrument activity at March 31, 2005.

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Mexican Peso	$15,641	4.3	11.4270

Deferred gains, net of tax	$113

7.	Business Segment Information

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

The Company has evaluated its operating segments based on the application of SFAS No. 131, and determined that there are four reportable segments: China Printed Circuit Boards, North American Printed Circuit Boards, European Printed Circuit Boards and Assembly with the remaining business segments classified as "other." Other consists of certain North American EMS operations. Following the planned closure of the North American and European Printed Circuit Board operations in 2005, the Company expects to have two continuing reportable segments - China Printed Circuit Boards and Assembly.

China Printed Circuit Boards consist of the Company's printed circuit board fabrication manufacturing facilities located within China. These facilities provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels.

The Company's western world printed circuit board fabrication manufacturing facilities - North American Printed Circuit Boards located in Montreal, Canada and European Printed Circuit Boards located in Echt, the Netherlands provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels. On February 25, 2005 the Company announced the closure of the facilities located in Echt, the Netherlands and Montreal, Canada.

The Assembly segment is composed of the assembly operations including wire harnesses and cable assemblies, backpanel assembly, printed circuit board assembly, custom enclosures and full system assembly and test. These assembly operations are conducted in facilities located in China and Mexico.

Following is the Company’s business segment information for the three months ended March 31, 2004 and 2005. Intersegment sales are fully eliminated in consolidation. General corporate operating expenses are allocated to each operating segment based on sales. The accounting policies of the segments are the same as those described in Note 1 of the audited consolidated financial statements included in Viasystems’ annual financial report for the year ended December 31, 2004 filed on Form 10-K. Segment data includes intersegment revenues and is eliminated in consolidation.

Net sales and operating income (loss) by segment:
	Three Months Ended March 31,
Net Sales:	2004	2005
China Printed Circuit Boards	$79,821	$96,206
North American Printed Circuit Boards	16,371	13,602
European Printed Circuit Boards	15,360	6,268
Assembly	100,405	95,094
Other	26,462	23,599
Eliminations	(12,357)	(4,579)
Total	$226,062	$230,190

Operating Income (Loss):
China Printed Circuit Boards	$10,186	$4,124
North American Printed Circuit Boards	(2,615)	(8,422)
European Printed Circuit Boards	(2,234)	(7,999)
Assembly	8,207	8,053
Other	(909)	(1,837)
Total	$12,635	$(6,081)

Net sales by product offering are as follows:
	Three Months Ended March 31,
Net Sales:	2004	2005
Printed circuit boards	$103,464	$112,453
Wire harness and electro-mechanical solutions	122,598	117,737
Total	$226,062	$230,190

8.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:
	Three Months Ended March 31,
	2004	2005
Net income (loss)	$1,962	$(21,516)
Loss (gain) on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	(389)	113
Foreign currency translation adjustments	(2,535)	152
Comprehensive loss	$(962)	$(21,251)

9.	New Accounting Standards

In March 2005, the FASB issued Staff Position (“FSP”) No. FIN 46(R)-5. FSP No. FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The Company does not have interests in structures commonly referred to as VIEs. Adoption of FSP No. FIN46(R)-5 is required for all fiscal years beginning after June 15, 2005, with early adoption permitted. Adoption of FSP No. FIN 46(R)-5 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) (revised 2004), Share-Based Payment and certain SEC rules and regulations. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and non-GAAP financial measures. The Company adopted the provisions of SFAS No. 123 on January 1, 2004. Adoption of SAB No. 107 is required for all fiscal years beginning after December 15, 2005, with early adoption permitted. The Company does not expect the adoption of SFAS No. 123(R) or SAB No. 107 to have a material impact on its financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”), wire harnesses and electro-mechanical solutions (“EMS”). We conduct our operations in two primary segments (i) printed circuit board manufacturing and (ii) assembly. The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and a variety of complex medical and technical instruments. We have 16 facilities strategically located in five countries around the world. We have chosen sites in China and Mexico to take advantage of low cost, high quality manufacturing environments. Approximately 94% of our employees are located in six facilities in China and five facilities in Mexico.

We are a supplier to over 200 original equipment manufacturers, or OEMs, in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Cisco Systems, Inc., Delphi Corp., Electrolux AB, EMC, General Electric Company, Huawei Technologies, Lucent Technologies, Inc., Maytag Corporation, Siemens AG, Sun Microsystems, Inc. and Whirlpool Corporation. We are also a supplier to electronic manufacturing services, or EMS, providers and have developed strategic alliances with leaders such as Celestica, Inc. and Solectron Corporation to supply them with our products.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net sales for the three months ended March 31, 2005 were $230.2 million, representing a $4.1 million, or 1.8% increase from the same period in 2004. The increase was a result of the installation of additional capacity and increased market share with select customers in our China printed circuit board operations.

Sales from our China printed circuit board operations increased by approximately $16.4 million, or 20.6%, as a result of greater product demand and the installation of additional capacity. Sales from our North American printed circuit board operations decreased by approximately $2.8 million, or 17.1%. Sales from our European printed circuit board operations decreased by approximately $9.1 million, or 59.1%. Decreases in sales from our North American and European printed circuit board operations (or the western world printed circuit board facilities) are attributable to the transition of business to our China printed circuit board facilities and the announced closure of our western world printed circuit board facilities. On February 25, 2005, we announced our intent to close our North American and European printed circuit board facilities in Echt, the Netherlands and Canada. Sales of our assembly services and products decreased by approximately $5.3 million, or 5.3%, due to the delay of customer programs in our electro-mechanical solution facilities. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

In the first quarter of 2005, sales from our western world printed circuit board operations totaled $18.2 million compared to $28.3 million for the same period in 2004, representing a decrease of $10.1 million, or 35.7%. Had we excluded these facilities from sales in both the first quarters of 2004 and 2005, we would have reported net sales of $197.8 million and $211.9 million, respectively. Excluding the western world printed circuit board operations, sales increased $14.2 million, or 7.1% in the first quarter of 2005 compared to the same period of 2004.

Cost of goods sold for the three months ended March 31, 2005 was $191.3 million, or 83.1% of net sales compared to $180.9 million or 80.0% of net sales for the three months ended March 31, 2004. Cost of goods sold as a percent of net sales increased as a result of higher material costs and lower volume in our North American and European printed circuit board operations.  Included in cost of goods sold for the three months ended March 31, 2005 is $0.7 million of inventory that was impaired due to the planned closure of the printed circuit board facilities located in Canada.

Selling, general and administrative expenses increased $2.5 million, from $20.0 million for the three months ended March 31, 2004, to $22.5 million for the three months ended March 31, 2005. The increase is attributable to increased sales volume, changes in foreign exchange rates, inflation, audit expenses and our preparation for Sarbanes-Oxley Section 404 compliance.

Stock compensation expense (non-cash) increased $0.6 million from $0.8 million for the three months ended March 31, 2004 to $1.4 million for the three months ended March 31, 2005. The increase is attributable to the vesting schedule of outstanding options.

Depreciation and amortization increased $1.0 million, from $12.2 million for the three months ended March 31, 2004 to $13.2 million for the three months ended March 31, 2005. The increase is attributable to additional capital investment in property, plant and equipment in our China printed circuit board facilities over recent periods.

Restructuring and impairment expenses totaled $7.9 million for the three months ended March 31, 2005. We have provided a more detailed analysis of these activities in the section below entitled “Restructuring and Impairment Charges”.

Operating income of $12.6 million for the three months ended March 31, 2004 decreased $18.7 million to an operating loss of $6.1 million for the three months ended March 31, 2005. This decrease was the result of $7.9 million restructuring and impairment charges recognized at our western world printed circuit board facilities as well as the increase in raw material prices, which began in the second half of last year. In addition, our selling general and administrative expenses increased due to the overall growth of the Company and increased depreciation expense related to the additions of equipment in China.

Had we excluded the results of our western world printed circuit board facilities, operating income would have been $17.4 million and $10.3 million for the three months ended March 31, 2004 and 2005, respectively.

Income taxes for the three months ended March 31, 2005 were $4.1 million compared to no provision for the same period in 2004. The increase relates to certain tax holidays expiring in China and our most significant profit generating segments being located in this tax jurisdiction.

Restructuring and Impairment Charges

In February of 2005, we announced our intention to close all of our printed circuit board manufacturing facilities located in Echt, the Netherlands and Montreal, Quebec.  At our initial announcement of the closure of our western world printed circuit board facilities, we estimated that total closure costs would approximate $50.0 million with $23.0 million being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments. Currently, we estimate that total closure costs will approximate $33.0 to $38.0 million with $23.0 million being related to headcount reduction costs and the remainder being related to other contractual commitments and closure costs.

During the quarter ended March 31, 2005, we recorded a personnel and restructuring charge of $2.7 million and $4.3 million related to the closure of the facilities in Echt, the Netherlands and Montreal, Quebec, respectively. In addition, during the quarter ended March 31, 2005, the Company recorded a restructuring charge of $0.9 million related to the impairment a specific pieces of manufacturing equipment and for costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Quebec.

As a result of preparing the Montreal Canada facilities for closure, we wrote off inventory resulting in a $0.7 million charge to cost of goods sold. We disposed of the inventory during the quarter.

We recorded no restructuring or impairment charges during the quarter ended March 31, 2004.

Liquidity and Capital Resources

Our principal liquidity requirements will be for debt service requirements, working capital needs and cash expenditures associated with capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

Net cash used in operating activities was $24.1 million for the three months ended March 31, 2005, compared to $4.9 million used for the three months ended March 31, 2005. Changes in cash flow were principally a result of decreased net income. Timing of receipts from certain customers, inventory management and payment to vendors also influenced the cash balances.

Net cash used in investing activities was $24.3 million for the three months ended March 31, 2005, compared to $10.6 million for the three months ended March 31, 2004. The increase in 2005 is attributable to the Company’s capital expansion in China. Specifically, cash used for capital expenditures during the three months ended March 31, 2005 was $24.3 million compared to $10.6 million for the same period in 2004.

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2005, compared to net cash provided of $1.5 million for the same period in 2004. The net cash used in financing activities for the three months ended March 31, 2005 related principally to the payment of amounts due under the 2003 Credit Agreement.

Our 2003 Credit Agreement contains material financial covenants based on “Consolidated EBITDA”, which we refer herein as Adjusted EBITDA. These financial covenants require us to comply with certain ratios calculated using Adjusted EBITDA. In particular, these financial covenants currently require us not to:

•	exceed a maximum leverage ratio based on Adjusted EBITDA; and
•	fall below a minimum interest coverage ratio based on Adjusted EBITDA.

Our leverage ratio and interest coverage ratio are calculated each fiscal quarter based on the latest twelve month financial data. The 2003 Credit Agreement is a material component of our capitalization.

We believe our results of operations will be sufficient to satisfy the terms and conditions of the 2003 Credit Agreement for the next two years. The failure to satisfy the requirements of the covenants in our 2003 Credit Agreement that are based on Adjusted EBITDA could result in an event of default under the 2003 Credit Agreement and the acceleration of the indebtedness thereunder. Our ability to satisfy the terms and conditions will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

In April 22, 2005 we executed a fourth amendment of our 2003 Credit Agreement dated January 31, 2003. This amendment, among other items, provides an add-back of up to $26.1 million of cash restructuring charges in the definition of EBITDA. In addition, the amendment allows us to exclude the operating results of Echt and Canada from our covenant calculations. The reconciliation of Adjusted EBITDA to operating income for the three-month periods ended March 31, 2004 and 2005 based upon our covenant calculations is as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
	(in thousands)	(in thousands	)

Net income (loss), as reported	$1,962	$(21,516)
Operating loss for Echt and Canada	4,849	16,421
Interest Expense, net	9,405	9,320
Taxes	—	4,098
Depreciation (a)	9,513	11,077
Amortization (a)	723	739
EBITDA	26,452	20,139
Stock compensation expense	846	1,393
Restructuring and impairment charges (b)	—	—
Gain on dispositions of assets, net	(465)	—
Other (c and d, respectively)	1,832	1,221
Adjusted EBITDA (e)	$28,665	$22,753

(a)
Depreciation and amortization attributable to Echt and Canada were $2.2 million and $1.8 million for the three-month periods ended March 31, 2004 and 2005, respectively. These amounts are included in this adjusted EBITDA reconciliation in the “Operating loss for Echt and Canada” line item.

(b)
Restructuring and impairment expenses of $7.9 million attributable to Echt and Canada for the three-month period ended March 31, 2005, 2005 are included in this adjustment EBITDA reconciliation in the “Operating loss for Echt and Canada” line item.

(c)	Represents $0.1 million related to franchise tax expense, $0.3 related to foreign currency translation expense and $1.4 million related to various other charges, net.
(d)	Represents $0.1 million related to franchise expense, $0.3 related to foreign currency translation expense and $0.8 million related to various other charges, net.
(e)
As described above, our covenants allow us to exclude the operating results of Echt and Canada from our adjusted EBITDA calculation. Had we included the operating results of Echt and Canada in the calculations, adjusted EBITDA would have been $24.7 million and $15.9 million for the three month periods ended March 31, 2004 and 2005, respectively.

New Accounting Standards

In March 2005, the FASB issued Staff Position (“FSP”) No. FIN 46(R)-5. FSP No. FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The Company does not have interests in structures commonly referred to as VIEs. Adoption of FSP No. FIN46(R)-5 is required for all fiscal years beginning after June 15, 2005, with early adoption permitted. Adoption of FSP No. FIN 46(R)-5 will not have an impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) (revised 2004), Share-Based Payment and certain SEC rules and regulations. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and non-GAAP financial measures. We adopted the provisions of SFAS No. 123 on January 1, 2004. Adoption of SAB No. 107 is required for all fiscal years beginning after December 15, 2005, with early adoption permitted. We do not expect the adoption of SFAS No. 123(R) or SAB 107 to have a material impact on our financial position, results of operations or cash flows.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2005, approximately $264.3 million of our long-term debt, specifically borrowings outstanding under Viasystems’ 2003 Credit Agreement bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2005, would have increased by approximately $1.3 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2005 there were foreign currency hedge instruments outstanding for the Mexican Peso.

Item 4: Disclosure Controls and Procedures

As of March 31, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1*	Executive Officer’s Certification required by Rule 13(a)-14(a).
	31.2*	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
	32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.
	32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

______________

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 11, 2005.

VIASYSTEMS, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer

By:	/s/ Joseph S. Catanzaro
Name:	Joseph S. Catanzaro
Title:	Senior Vice President &
Chief Financial Officer