Form 10-Q
period 2005-06-30
VIASYSTEMS INC
filed 2005-08-15
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
YES ☑ NO ☐
As of June 30, 2005, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. & SUBSIDIARIES

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31,	June 30,
	2004	2005
ASSETS

Current assets:
Cash and cash equivalents	$112,891	$52,696
Accounts receivable, net	140,618	163,366
Inventories	103,904	97,971
Prepaid expenses and other	14,807	17,666

Total current assets	372,220	331,699
Property, plant and equipment, net	233,764	251,092
Deferred financing costs, net	8,931	8,474
Goodwill	109,980	110,065
Intangible assets, net	9,985	9,441
Other assets, net	15,529	15,593

Total assets	$750,409	$726,364

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$151,247	$165,468
Accrued and other liabilities	68,542	72,473
Income taxes payable	4,937	8,035
Current maturities of long-term debt	2,929	2,846

Total current liabilities	227,655	248,822
Deferred taxes	2,321	2,308
Long-term debt, less current maturities	462,626	461,110
Other non-current liabilities	1,273	1,469

Total liabilities	693,875	713,709

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share, 1,000 share authorized, issued and outstanding	—	—
Paid-in capital	2,426,794	2,429,850
Accumulated deficit	(2,356,426)	(2,405,286)
Accumulated other comprehensive loss	(13,834)	(11,909)

Total stockholder’s equity	$56,534	12,655

Total liabilities and stockholder’s equity	$750,409	$726,364

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net sales	$236,270	$245,289	$462,332	$475,479
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	189,955	206,717	370,812	398,040
Selling, general and administrative	20,421	22,748	40,440	45,216
Stock compensation expense	817	1,663	1,663	3,056
Depreciation	11,773	13,486	23,534	26,321
Amortization	382	379	766	745
Restructuring and impairment, net	(5,680)	14,630	(5,680)	22,516
Gains on dispositions of assets, net	—	—	(465)	—

Operating income (loss)	18,602	(14,334)	31,262	(20,415)

Other expenses:
Interest expense, net	9,453	10,151	18,858	19,471
Amortization of deferred financing costs	342	402	683	808
Reorganization reversals	(9,798)	—	(9,798)	—
Other expense, net	938	1,167	1,890	2,778

Income (loss) before income taxes	17,667	(26,054)	19,629	(43,472)
Income taxes	1,423	1,290	1,423	5,388

Net income (loss)	$16,244	$(27,344)	$18,206	$(48,860)

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$18,206	$(48,860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of assets	—	846
Non-cash stock compensation expense charges	1,663	3,056
Gains on disposition of assets, net	(465)	—
Losses on disposition of property, plant and equipment	590	312
Depreciation and amortization	24,300	27,067
Amortization of deferred financing costs	683	808
Deferred taxes	(2,315)	1,960
Change in assets and liabilities:
Accounts receivable	(22,272)	(22,978)
Inventories	(13,565)	2,393
Prepaid expenses and other	8,383	(2,829)
Accounts payable and accrued and other liabilities	10,902	20,606
Income taxes payable	381	1,778

Net cash provided by (used in) operating activities	26,491	(15,841)

Cash flows from investing activities:
Sale of property, plant and equipment	23	—
Capital expenditures	(23,323)	(46,680)

Net cash used in investing activities	(23,300)	(46,680)

Cash flows from financing activities:
Repayment of amounts due under long-term debt	(12,662)	(1,503)
Cash transfer from parent	1,847	—
Financing fees and other	278	(300)

Net cash used in financing activities	(10,537)	(1,803)

Effect of exchange rate changes on cash and cash equivalents	(403)	4,129

Net change in cash and cash equivalents	(7,749)	(60,195)

Cash and cash equivalents at beginning of the period	62,676	112,891

Cash and cash equivalents at end of the period	$54,927	$52,696

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)
1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Viasystems, Inc. (“Viasystems”) and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems’ annual report for the year ended December 31, 2004 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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
In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.
The composition of inventories at June 30, 2005, is as follows:

Raw materials	$35,039
Work in process	20,811
Finished goods	42,121

Total	$97,971

3.	Long-term Debt
The composition of long-term debt at June 30, 2005, is as follows:

Credit Agreement:
Term facilities	$263,675
Revolver	—
Senior Subordinated Notes due 2011	200,000
Other debt and capital leases	281

463,956
Less: current maturities	2,846

$461,110

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
For the six months ended June 30, 2004 and 2005, the weighted average interest rate on outstanding borrowings under the 2003 Credit Agreement was 6.5% and 7.0%, respectively.
The Revolving Loans bear interest, at the Company’s option, at the then effective base rate plus 3.50% or the then effective Eurocurrency base rate plus 4.50%. The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the Revolving Loans. The availability of borrowings under the Revolving Loans at June 30, 2005 is as follows:

Total available Revolver borrowing capacity	$50,421
Balance of total available for Letters of Credit	$14,132
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
The 2011 Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of Viasystems other than its foreign subsidiaries. Each of the guarantor subsidiaries and non-guarantor subsidiaries is wholly owned by Viasystems.
The following condensed consolidating financial information of Viasystems includes the accounts of Viasystems, the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries.
Balance Sheet as of December 31, 2004

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10	$80,256	$32,625	$—	$112,891
Accounts receivable	—	45,110	95,508	—	140,618
Inventories	—	42,548	61,356	—	103,904
Other current assets	(7,764)	11,866	10,705	—	14,807

Total current assets	(7,754)	179,780	200,194	—	372,220
Property, plant and equipment, net	245	5,681	227,838	—	233,764
Investment in subsidiaries	219,693	(260,414)	—	40,721	—
Other assets	(21,797)	72,845	93,377	—	144,425

Total assets	$190,387	$(2,108)	$521,409	$40,721	$750,409

LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$188	91	$—	$2,929
Accounts payable	—	35,617	115,630	—	151,247
Accrued and other liabilities	9,842	30,412	33,225	—	73,479

Total current liabilities	12,492	66,217	148,946	—	227,655
Long-term debt, less current maturities	462,350	185	91	—	462,626
Other non-current liabilities	(22,880)	7,061	19,413	—	3,594
Intercompany (receivable)/ payable	(316,496)	(319,023)	635,519	—	—

Total liabilities	135,466	(245,560)	803,969	—	693,875
Total paid in capital and accumulated earnings (deficit)	70,368	219,693	(260,414)	40,721	70,368
Accumulated other comprehensive income (loss)	(15,447)	23,759	(22,146)	—	(13,834)

Total liabilities and stockholder’s equity (deficit)	$190,387	$(2,108)	$521,409	$40,721	$750,409

Balance Sheet as of June 30, 2005

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$113	$33,088	$19,495	$—	$52,696
Accounts receivables	—	53,864	109,502	—	163,366
Inventory	—	37,798	60,173	—	97,971
Other current assets	(6,329)	11,787	12,208	—	17,666

Total current assets	(6,216)	136,537	201,378	—	331,699
Property, plant and equipment	218	7,956	242,918	—	251,092
Investment in subsidiary	189,829	(263,685)	—	73,856	—
Other assets	(9,757)	67,635	85,695	—	143,573

Total assets	$174,074	$(51,557)	$529,991	$73,856	$726,364

LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$196	$—	$—	$2,846
Accounts payable	—	34,026	131,442	—	165,468
Accrued and other liabilities	13,807	27,807	38,894	—	80,508

Total current liabilities	16,457	62,029	170,336	—	248,822
Long-term debt	461,025	85	—	—	461,110
Other non-current liabilities	(10,002)	7,350	6,429	—	3,777
Intercompany (receivable)/ payable	(302,727)	(325,849)	628,576	—	—

Total liabilities	164,753	(256,385)	805,341	—	713,709
Total paid in capital and accumulated earnings (deficit)	24,564	189,829	(263,685)	73,856	24,564
Accumulated other comprehensive income (loss)	(15,243)	14,999	(11,665)	—	(11,909)

Total liabilities and stockholder’s equity (deficit)	$174,074	$(51,557)	$529,991	$73,856	$726,364

Statement of Operations for the three months ended June 30, 2004

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$104,566	$161,397	$(29,693)	$236,270
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	93,359	126,289	(29,693)	189,955
Selling, general and administrative	16	8,573	11,832	—	20,421
Stock compensation expense	817	—	—	—	817
Depreciation	—	399	11,374	—	11,773
Amortization	—	—	382	—	382
Restructuring and impairment, net	—	—	(5,680)	—	(5,680)
Losses (gains) on disposition of assets, net	—	—	—	—	—

Operating (loss) income	(833)	2,235	17,200	—	18,602
Other expenses (income):
Interest expense, net	7,524	(6,962)	8,891	—	9,453
Amortization of deferred financing costs	342	—	—	—	342
Reorganization expenses (reversals)	(9,798)	—	—	—	(9,798)
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	(117)	(3,473)	4,528	—	938
Equity (loss) earnings in subsidiaries	14,300	4,044	—	(18,344)	—

Income (loss) before income taxes	15,516	16,714	3,781	(18,344)	17,667
Income (benefit) tax	(728)	2,414	(263)	—	1,423

Net (loss) income	$16,244	$14,300	$4,044	$(18,344)	$16,244

Statement of Operations for the three months ended June 30, 2005

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$104,463	$165,828	$(25,002)	$245,289
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	92,597	139,122	(25,002)	206,717
Selling, general and administrative	115	9,862	12,771	—	22,748
Stock compensation expense	1,663	—	—	—	1,663
Depreciation	—	872	12,614	—	13,486
Amortization	47	—	332	—	379
Restructuring and impairment, net	—	10,306	4,324	—	14,630
Losses (gains) on disposition of assets, net	—	—	—	—	—

Operating (loss) income	(1,825)	(9,174)	(3,335)	—	(14,334)
Other expenses (income):
Interest expense, net	7,643	(3,846)	6,354	—	10,151
Amortization of deferred financing costs	402	—	—	—	402
Reorganization expenses (reversals)	—	—	—	—	—
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	—	31,888	(30,721)	—	1,167
Equity (loss) earnings in subsidiaries	(17,474)	21,678	—	(4,204)	—

Income (loss) before income taxes	(27,344)	(15,538)	21,032	(4,204)	(26,054)
Income (benefit) tax	—	1,936	(646)	—	1,290

Net (loss) income	$(27,344)	$(17,474)	$21,678	$(4,204)	$(27,344)

Statement of Operations for the six months ended June 30, 2004

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$209,299	$307,680	$(54,647)	$462,332
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	186,688	238,771	(54,647)	370,812
Selling, general and administrative	18	17,045	23,377	—	40,440
Stock compensation expense	1,663	—	—	—	1,663
Depreciation	—	775	22,759	—	23,534
Amortization	—	—	766	—	766
Restructuring and impairment, net	—	—	(5,680)	—	(5,680)
Losses (gains) on disposition of assets, net	—	—	(465)	—	(465)

Operating (loss) income	(1,681)	4,791	28,152	—	31,262
Other expenses (income):
Interest expense, net	15,185	(14,106)	17,779	—	18,858
Amortization of deferred financing costs	683	—	—	—	683
Reorganization expenses (reversals)	(9,798)	—	—	—	(9,798)
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	14	(7,913)	9,789	—	1,890
Equity earnings (loss) in subsidiaries	22,538	424	—	(22,962)	—

Income (loss) before income taxes	14,773	27,234	584	(22,962)	19,629
Income (benefit) taxes	(3,433)	4,696	160	—	1,423

Net (loss) income	$18,206	$22,538	$424	$(22,962)	$18,206

Statement of Operations for the six months ended June 30, 2005

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$209,981	$293,791	$(28,293)	$475,479
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	184,180	242,153	(28,293)	398,040
Selling, general and administrative	264	19,378	25,574	—	45,216
Stock compensation expense	3,056	—	—	—	3,056
Depreciation	—	1,298	25,023	—	26,321
Amortization	82	—	663	—	745
Restructuring and impairment, net	—	10,306	12,210	—	22,516
Losses (gains) on disposition of assets, net	—	—	—	—	—

Operating (loss) income	(3,402)	(5,181)	(11,832)	—	(20,415)
Other expenses (income):
Interest expense, net	14,786	(8,986)	13,671	—	19,471
Amortization of deferred financing costs	808	—	—	—	808
Reorganization expenses (reversals)	—	—	—	—	—
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	—	24,926	(22,148)	—	2,778
Equity earnings (loss) in subsidiaries	(29,864)	(3,271)	—	33,135	—

Income (loss) before income taxes	(48,860)	(24,392)	(3,355)	33,135	(43,472)
Income (benefit) taxes	—	5,472	(84)	—	5,388

Net (loss) income	$(48,860)	$(29,864)	$(3,271)	$33,135	$(48,860)

Statement of Cash Flows for the six months ended June 30, 2004

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,998	$(10,049)	$26,542	$—	$26,491
Net cash provided by (used in) investing activities	(289)	—	(23,011)	—	(23,300)
Net cash provided by (used in) financing activities	(10,637)	—	100	—	(10,537)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(403)	—	(403)

Net change in cash and cash equivalents	(928)	(10,049)	3,228	—	(7,749)

Cash and cash equivalents at the beginning of the period	993	38,236	23,447	—	62,676

Cash and cash equivalents at the end of the period	$65	$28,187	$26,675	$—	$54,927

Statement of Cash Flows for the six months ended June 30, 2005

		Total	Total Non-		Viasystems, Inc.
	Viasystems, Inc.	Guarantor	Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$103	$(45,038)	$29,094	$—	$(15,841)
Net cash provided by (used in) investing activities	—	(714)	(45,966)	—	(46,680)
Net cash provided by (used in) financing activities	—	(1,416)	(387)	—	(1,803)
Effect of exchange rate changes on cash and cash Equivalents	—	—	4,129	—	4,129

Net change in cash and cash equivalents	103	(47,168)	(13,130)	—	(60,195)

Cash and cash equivalents at the beginning of the period	10	80,256	32,625	—	112,891

Cash and cash equivalents at the end of the period	$113	$33,088	$19,495	$—	$52,696

5.	Restructuring and Impairment Charges
In light of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, the Company initiated restructuring activities during 2001 to adjust its cost position compared to anticipated levels of business. The Company also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments that continued through the current reporting period.
On February 25, 2005, the Company announced the intention to close the printed circuit board manufacturing facilities located in Echt, the Netherlands and Montreal, Quebec. At the time of announcement of the closures, the Company estimated that total closure costs would approximate $50.0 million with $23.0 million being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments. The Company now estimates that total closure costs will approximate $33.0 to $38.0 million with $26.0 million being related to headcount reduction costs and the remainder being related to other contractual commitments and closure costs. The Company continues to project that the restructuring will be substantially completed by end of the year.

During the quarter ended June 30, 2005, the Company recorded a personnel and restructuring charge of $7,714 and $6,537 related to the closure of the facilities in Echt, the Netherlands and Montreal, Quebec, respectively. In addition, during the quarter ended June 30, 2005, the Company recorded a restructuring charge of $379 related to costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Quebec.
For the six months ended June 30, 2005, the Company recorded a personnel and restructuring charge of $10,365 and $10,817 related to the closure of the facilities in Echt, the Netherlands and Montreal, Quebec, respectively. In addition, for the six months ended June 30, 2005, the Company recorded a restructuring charge of $1,334 related to the impairment of specific pieces of manufacturing equipment and for costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Quebec.
During the quarter ended June 30, 2005, as a result of preparing the Echt facility for closure, the Company wrote off inventory resulting in a $2,039 charge to cost of goods sold. The Company disposed of the inventory during the quarter. For the six months ended June 30, 2005, the Company has written off a total of $2,765 of inventory to costs of goods sold related to the plant closures.
For the three months ended June 30, 2004, the Company reversed an $85 restructuring accrual related to personnel at our Montreal, Quebec facility. The Company reversed $10 in Canada for other. In addition the Company reversed a $6,069 restructuring accrual based on its release from an operating lease contract of a closed business. These reversals were offset with a $484 restructuring accrual related to the shutdown of our European EMS business in December 2003.
Below are tables summarizing the restructuring accrual and the related statement of operations activity as of and for the six months ended June 30, 2004 and 2005:

					Cumulative
	Balance	Six Months Ended			Drawdowns		Balance
	at	June 30, 2004			Cash	Non-Cash	at
	12/31/03	Charges	Reversals	Total	Payments	Charges	6/30/04
Restructuring Activities:
Personnel and severance	$4,076	$—	$(85)	$(85)	$(1,007)	$—	$2,984
Lease and other contractual commitments	9,560	484	(6,079)	(5,595)	(1,249)	—	2,716
Other	14	—	—	—	(14)	—	—

Total restructuring and impairment charges	$13,650	$484	$(6,164)	$(5,680)	$(2,270)	$—	$5,700

					Cumulative
	Balance	Six Months Ended			Drawdowns		Balance
	at	June 30, 2005			Cash	Non-Cash	at
	12/31/04	Charges	Reversals	Total	Payments	Charges	6/30/05
Restructuring Activities:
Personnel and severance	$3,209	$21,182	$—	$21,182	$(10,252)	$—	$14,139
Lease and other contractual commitments	1,647	488	—	488	(983)	—	1,152
Asset impairments	—	846	—	846	—	(846)	—

Total restructuring and impairment charges	$4,856	$22,516	$—	$22,516	$(11,235)	$(846)	$15,291

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time. The amounts the Company may ultimately incur may change as the balance of the plans is executed.
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

Any decision to enter into forward purchase contracts is made after considering the future use of foreign currencies of Viasystems, the desired foreign exchange rate sensitivity and by exchange rate levels. Prior to entering into a hedge transaction, Viasystems formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective for undertaking the various hedge transactions.
The following is a summary of Viasystems’ accounting policies for derivative instruments and its activities under SFAS No. 149 and SFAS No. 133.
Cash Flow Hedges
Viasystems enters into foreign currency forward purchase contracts to convert floating exchange rates into fixed rates. The forward agreements provide for Viasystems to pay a fixed U.S. dollar amount to receive a fixed amount of foreign currency. Under the forward agreements, Viasystems is to pay U.S. dollars and receive foreign currency on an interval basis. Amounts to be paid or received under these forward agreements are accounted for on a cash basis and recognized in cost of goods sold and selling, general, and administrative when the contracts are executed.
Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes. If there were an ineffective portion of the change in the cash flow hedge’s gain or loss it would be recorded in earnings on each quarterly measurement date. At June 30, 2005, there was $348 in deferred gains, net of tax, related to cash flow hedges recorded in other comprehensive income. All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.
The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.
The following table summarizes Viasystems derivative instrument activity at June 30, 2005.

		Weighted Avg.
		Remaining	Weighted Avg.
	Notional	Maturity in	Exchange
	Amount	Months	Rate
Cash flow hedges:
Mexican Peso	$9,920	2.8	11.5934
Canadian Dollar	11,289	2.2	1.2401
Euro	5,223	2.3	1.2923

Total	$26,432

Fair value	$348

7.	Business Segment Information
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

The Company has evaluated its operating segments based on the application of SFAS No. 131, and determined that there are four reportable segments: Asia Printed Circuit Boards, North American Printed Circuit Boards, European Printed Circuit Boards and Assembly with the remaining business segments classified as “other.” Other consists of certain North American EMS operations. Following the planned closure of the North American and European Printed Circuit Board operations in 2005, the Company expects to have two continuing reportable segments – Asia Printed Circuit Boards and Assembly.
Asia Printed Circuit Boards consists of the Company’s printed circuit board fabrication manufacturing facilities located within China. These facilities provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels.
The Company’s western world printed circuit board fabrication manufacturing facilities – North American Printed Circuit Boards located in Montreal, Canada and European Printed Circuit Boards located in Echt, the Netherlands provides comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels. On February 25, 2005 the Company announced the closure of the facilities located in Echt, the Netherlands and Montreal, Canada.
The Assembly segment is composed of the assembly operations including wire harnesses and cable assemblies, backpanel assembly, printed circuit board assembly, custom enclosures and full system assembly and test. These assembly operations are conducted in facilities located in China and Mexico.
The following is the Company’s business segment information for the six months ended June 30, 2004 and 2005. Intersegment sales are fully eliminated in consolidation. General corporate operating expenses are allocated to each operating segment based on sales.
The accounting policies of the segments are the same as those described in Note 1 of the audited consolidated financial statements included in Viasystems’ annual financial report for the year ended December 31, 2004 filed on Form 10-K. Segment data includes intersegment revenues and is eliminated in consolidation.
Net sales and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net Sales:
Asia PCB	$86,833	$105,764	$166,653	$201,970
North American PCB	15,171	11,636	31,541	25,238
European PCB	11,606	6,884	26,762	13,152
Assembly	108,689	104,453	209,094	199,547
Other	18,083	22,423	51,010	46,022
Eliminations	(4,112)	(5,871)	(22,728)	(10,450)

Total	$236,270	$245,289	$462,332	$475,479

Operating Income (Loss):
Asia PCB	$11,437	$3,967	$21,620	$8,091
North American PCB	(2,241)	(9,845)	(4,854)	(18,267)
European PCB	(4,330)	(16,147)	(6,557)	(24,146)
Assembly	9,769	9,965	17,973	18,018
Other	3,967	(2,274)	3,080	(4,111)

Total	$18,602	$(14,334)	$31,262	$(20,415)

Net sales by product offering are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net Sales:
Printed circuit boards	$107,099	$120,110	$210,563	$232,563
Assembly	129,171	125,179	251,769	242,916

Total	$236,270	$245,289	$462,332	$475,479

8.	Comprehensive Income (Loss)
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income (loss)	$16,244	$(27,344)	$18,206	$(48,860)
Gain (loss) on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	346	235	(43)	348
Foreign currency translation adjustments	(33)	1,651	(2,568)	1,925

Comprehensive income (loss)	$16,557	$(25,458)	$15,595	$(46,587)

9.	New Accounting Standards
In December 2004, the FASB issued FASB staff position (“FSP”) 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. In addition, at the same time, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act, which includes numerous provisions that may affect business practices and accounting for income taxes, was signed in to law in October of 2004. In 2005, the Company is evaluating all newly issued guidance to make a determination what, if any, effect these issuances may have on its consolidated financial position, results of operations or cash flows.
In March 2005, the Financial Accounting Standards Board “FASB” issued Staff Position (“FSP”) No. FIN 46(R)-5. FSP No. FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The Company does not have interests in structures commonly referred to as VIEs. Adoption of FSP No. FIN46(R)-5 is required for all fiscal years beginning after June 15, 2005, with early adoption permitted. Adoption of FSP No. FIN 46(R)-5 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) (revised 2004), Share-Based Payment and certain SEC rules and regulations. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and non-GAAP financial measures. The Company adopted the provisions of SFAS No. 123 on January 1, 2004. Adoption of SAB No. 107 is required for all fiscal years beginning after December 15, 2005, with early adoption permitted. The Company does not expect the adoption of SFAS No. 123(R) or SAB No. 107 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections; a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154, among other items, requires an entity to provide specific details in the footnotes to the financial statements when an entity has a change in accounting principle, change in accounting estimate or correction of an error in previously issued financial statements. Adoption of SFAS No. 154 is required for all fiscal years beginning after December 15, 2005, with early adoption permitted. The Company does not expect the adoption of SFAS No. 154 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.
10.	Recent Events
On June 29, 2005, the Company announced that it is exploring a range of strategic options for the wire harness business, including a possible sale. The Company intends to use any proceeds from a transaction to reduce the overall debt level of the Company.
On July 8, 2005, the Company announced the closure of the manufacturing facility located in Mishawaka, Indiana. The Company estimates that the restructuring charges related to the closures will total approximately $250. The restructuring activities pursuant to this closure are expected to be substantially completed by the end of 2005.

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
General
We are a leading worldwide provider of complex multi-layer printed circuit boards, wire harnesses and electro-mechanical solutions. Our products are used in a wide range of applications, including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and complex medical and technical instruments. We have 16 facilities in five countries around the world, which are strategically located to maximize the benefits delivered to our customers and to optimize our operations. Our facilities in North America and Europe offer technologically advanced products and services, while our facilities in China and Mexico offer high-quality, high-volume production at low costs. We employ best practices among our globally integrated facilities to actively migrate technology from North America and Europe to China and Mexico. Approximately 96% of our employees are located in six facilities in China and five facilities in Mexico.
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

Results of Operations
Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2005
Net sales for the three months ended June 30, 2005, were $245.3 million, representing a $9.0 million, or 3.8% increase from the same period in 2004. The increase was a result of the installation of additional capacity and increased market share with select customers in our China printed circuit board operations.
Sales from our China printed circuit board operations increased by approximately $19.0 million, or 21.9%, as a result of greater product demand and the installation of additional capacity. Sales of our assembly services and products decreased by approximately $4.2 million, or 3.9%, due to a customer decision to source a product in-house for a program in our electro-mechanical solution facilities. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.
On February 25, 2005, we announced our intent to close our North American and European printed circuit board facilities in Echt, the Netherlands and Canada. In the second quarter of 2005, sales from our western world printed circuit board operations totaled $18.5 million compared to $26.8 million for the same period in 2004, representing a decrease of $8.3 million, or 31.0%. Had we excluded these facilities from sales in both the second quarters of 2004 and 2005, we would have reported net sales of $209.5 million and $226.8 million, respectively. Excluding the western world printed circuit board operations, sales increased $17.3 million, or 8.3% in the second quarter of 2005 compared to the same period of 2004.
Cost of goods sold for the three months ended June 30, 2005, was $206.7 million, or 84.3% of net sales compared to $190.0 million, or 80.4% of net sales, for the three months ended June 30, 2004. Cost of goods sold as a percent of net sales increased as a result of higher material costs and an inventory write-off of $2.0 million related to the closure of our Echt facility. See further discussion in the section below entitled “Restructuring and Impairment Charges”.
Selling, general and administrative expenses increased $2.3 million, from $20.4 million for the three months ended June 30, 2004, to $22.7 million for the three months ended June 30, 2005. These costs increased due to increased sales volume, changes in foreign exchange rates, inflation, audit expenses, and our preparation for Sarbanes-Oxley Section 404 compliance.
Stock compensation expense (non-cash) increased $0.9 million from $0.8 million for the three months ended June 30, 2004 to $1.7 million for the three months ended June 30, 2005. The difference in the expense recognized is attributable to when options were issued under the 2003 stock option plan vest.
Depreciation and amortization increased $1.7 million, from $12.2 million for the three months ended June 30, 2004, to $13.9 million for the three months ended June 30, 2005. The increase is attributable to additional capital investment in property, plant and equipment in our China printed circuit board facilities over recent periods.
Restructuring and impairment expenses totaled $14.6 million for the three months ended June 30, 2005. We have provided a more detailed analysis of these activities in the section below entitled “Restructuring and Impairment Charges”.
Income taxes for the three months ended June 30, 2005 were $1.3 million compared to $1.4 million for the same period in 2004. This relates to our most significant profit generating segments being located in China tax jurisdictions where we expect to pay a 14% income tax on profits in that region.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2005
Net sales for the six months ended June 30, 2005, were $475.5 million, representing a $13.2 million, or 2.9% increase from the same period in 2004. The increase was a result of the installation of additional capacity and increased market share with select customers in our China printed circuit board operations.
Sales from our China printed circuit board operations increased by approximately $35.3 million, or 21.2%, as a result of greater product demand and the installation of additional capacity. Sales of our assembly services and products decreased by approximately $9.6 million, or 4.6%, due to a customer decision to source a product in-house for a program in our electro-mechanical solution facilities. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.
On February 25, 2005, we announced our intent to close our North American and European printed circuit board facilities in Echt, the Netherlands and Canada. In the six months ended June 30, 2005, sales from our western world printed circuit board operations totaled $38.4 million compared to $58.3 million for the same period in 2004, representing a decrease of $19.9 million, or 34.1%. Had we excluded these facilities from sales in the first halves of 2004 and 2005, we would have reported net sales of $404.0 million and $437.1 million, respectively. Excluding the western world printed circuit board operations, sales increased $33.1 million, or 8.2% in the second quarter of 2005 compared to the same period of 2004.
Cost of goods sold for the six months ended June 30, 2005, was $398.0 million, or 83.7% of net sales compared to $370.8 million, or 80.2% of net sales, for the six months ended June 30, 2004. Cost of goods sold as a percent of net sales increased as a result of higher material costs and inventory write-offs of $2.8 million related to the closure of our printed circuit board facilities. See further discussion in the section below entitled “Restructuring and Impairment Charges”.
Selling, general and administrative expenses increased $4.8 million, from $40.4 million for the six months ended June 30, 2004, to $45.2 million for the six months ended June 30, 2005. These costs increased due to increased sales volume, changes in foreign exchange rates, inflation, audit expenses, and our preparation for Sarbanes-Oxley Section 404 compliance.
Stock compensation expense (non-cash) increased $1.4 million from $1.7 million for the six months ended June 30, 2004 to $3.1 million for the three months ended June 30, 2005. The difference in the expense recognized is attributable to when options were issued under the 2003 stock option plan vest.
Depreciation and amortization increased $2.8 million, from $24.3 million for the six months ended June 30, 2004, to $27.1 million for the six months ended June 30, 2005. The increase is attributable to additional capital investment in property, plant and equipment in our China printed circuit board facilities over recent periods.
Restructuring and impairment expenses totaled $22.5 million for the six months ended June 30, 2005. We have provided a more detailed analysis of these activities in the section below entitled “Restructuring and Impairment Charges”.
Income taxes for the six months ended June 30, 2005 were $5.4 million compared to $1.4 million for the same period in 2004. This increase relates to certain tax holidays expiring in China and our most significant profit generating segments being located in this tax jurisdiction where we expect to pay a 14% income tax rate.

Restructuring and Impairment Charges
In February of 2005, we announced our intention to close all of our printed circuit board manufacturing facilities located in Echt, the Netherlands and Montreal, Quebec. At our initial announcement of the closure of our western world printed circuit board facilities, we estimated that total closure costs would approximate $50.0 million with $23.0 million being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments. We now estimate that total closure costs will approximate $33.0 to $38.0 million with $26.0 million being related to headcount reduction costs and the remainder being related to other contractual commitments and closure costs. We continue to expect to substantially complete the restructuring by the end of the year.
During the quarter ended June 30, 2005, we recorded a personnel and restructuring charge of $7.7 million and $6.5 million related to the closure of the facilities in Echt, the Netherlands and Montreal, Quebec, respectively. In addition, during the quarter ended June 30, 2005, we recorded a restructuring charge of $0.4 million related to the impairment a specific pieces of manufacturing equipment and for costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Quebec.
For the six months ended June 30, 2005, we have recorded a personnel and restructuring charge of $10.4 million and $10.8 million related to the closure of the facilities in Echt, the Netherlands and Montreal, Quebec, respectively. In addition, for the six months ended June 30, 2005, the Company recorded a restructuring charge of $1.3 million related to the impairment a specific pieces of manufacturing equipment and for costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Quebec.
As a result of preparing the Echt facility for closure, we wrote off inventory resulting in a $2.0 million charge to cost of goods sold. We disposed of the inventory during the quarter. For the six months ended June 30, 2005, we have written off a total of $2.8 million of inventory to costs of goods sold related to the plant closures.
For the three months ended June 30, 2004, we reversed a $0.1 million restructuring accrual related to personnel at our Montreal, Quebec facility. In addition we reversed a $6.1 million restructuring accrual based on our release from an operating lease contract of a closed business. These reversals were offset with a $0.5 million restructuring accrual related to the shutdown of our European EMS business in December 2003.
Liquidity and Capital Resources
Our principal liquidity requirements will be for debt service requirements, working capital needs and cash expenditures associated with capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.
Net cash used in operating activities was $15.8 million for the six months ended June 30, 2005, compared to $26.5 million provided by operating activities for the six months ended June 30, 2004. Changes in cash flow were principally a result of decreased net income of $67.1 million. The timing of payments for services, inventory management and payment to vendors also influenced the cash balances.
Net cash used in investing activities was $46.7 million for the six months ended June 30, 2005, compared to $23.3 million for the six months ended June 30, 2004. The net cash used in investing activities for the six months ended June 30, 2004 related to capital expenditures of $23.3 million. The cash used in investing activities for both periods described above related to capital expenditures, primarily in China.
Net cash used in financing activities was $1.8 million for the six months ended June 30, 2005 compared to $10.5 million for the same period in 2004. The net cash used in financing activities for the six months ended June 30, 2004 related principally to the full payment of $12.7 million to the United Kingdom Department of

Trade and Industry (DTI). The net cash payments used in financing activities for the six months ended June 30, 2005 related principally to payments of term loans under our senior secured credit facility.
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
We believe our results of operations will be sufficient to satisfy the terms and conditions of the 2003 Credit Agreement for the next two years. The failure to satisfy the requirements of the covenants in our 2003 Credit Agreement that are based on Adjusted EBITDA could result in an event of default under the 2003 Credit Agreement and the acceleration of the indebtedness there under. Our ability to satisfy the terms and conditions will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.
On April 22, 2005 we executed a fourth amendment of our 2003 Credit Agreement dated January 31, 2003. This amendment, among other items, provides an add-back of up to $26.1 million of cash restructuring charges in the definition of EBITDA. In addition, the amendment allows us to exclude the operating results of Echt and Canada from our covenant calculations. The reconciliation of Adjusted EBITDA, a non-GAAP measure, to operating income for the three and six month periods ended June 30, 2004 and 2005, based upon our covenant calculations, is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2005		2004	2005
		(in thousands)
Net income (loss), as reported	$16,244	$(27,344)		$18,206	$(48,860)
Interest Expense, net	9,453	10,151		18,858	19,471
Taxes	1,423	1,290		1,423	5,388
Depreciation	11,773	13,486		23,534	26,321
Amortization	724	781		1,449	1,553

EBITDA	39,617	(1,636)		63,470	3,873
Echt and Canada operations	4,213	6,949		6,176	13,836
Stock compensation expense	817	1,663		1,663	3,055
Restructuring and impairment charges	(5,680)	14,630		(5,680)	22,516
Inventory write-off included in Cost of sales	—	2,039		—	2,765
Reorganization reversal	(9,798)	—		(9,798)	—
Gain on dispositions of assets, net	—	—		(465)	—
Other	554 (a)	(2,989	) (b)	1,469 (c)	(2,636	) (d)

Adjusted EBITDA (e)	$29,723	$20,656		$56,835	$43,409

(a)	Represents $0.1 million related to franchise tax expense, $0.4 million related to monitoring and oversight agreement fee and $0.1 million related to other, net.

(b)	Represents $0.1 million related to franchise tax expense, ($3.3) million related to monitoring and oversight agreement fee and $0.2 million related to other, net.

(c)	Represents $0.2 million related to franchise tax expense, $0.8 million related to monitoring and oversight agreement fee and $0.5 million related to other, net.

(d)	Represents $0.1 million related to franchise tax expense, ($2.8) million related to monitoring and oversight agreement fee and $0.1 million related to other, net.

(e)	As described above, our covenants allow us to exclude the operating results of Echt and Canada from our adjusted EBITDA calculation. Had we included the operating results of Echt and Canada in the calculations, adjusted EBITDA would have been $25.5 million, $17.3 million $50.7 million and $33.2 million for the three and six month periods ended June 30, 2004 and 2005, respectively.

New Accounting Standards
In December 2004, the FASB issued FASB staff position (“FSP”) 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. In addition, at the same time, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act, which includes numerous provisions that may affect business practices and accounting for income taxes, was signed in to law in October of 2004. We are currently evaluating all newly issued guidance to make a determination what, if any, effect these issuances may have on our consolidated financial position, results of operations or cash flows.
In March 2005, the Financial Accounting Standards Board “FASB” issued Staff Position (“FSP”) No. FIN 46(R)-5. FSP No. FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. We do not have interests in structures commonly referred to as VIEs. Adoption of FSP No. FIN46(R)-5 is required for all fiscal years beginning after June 15, 2005, with early adoption permitted. Adoption of FSP No. FIN 46(R)-5 will not have an impact on our consolidated financial position, results of operations or cash flows.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) (revised 2004), Share-Based Payment and certain SEC rules and regulations. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and non-GAAP financial measures. We adopted the provisions of SFAS No. 123 on January 1, 2004. Adoption of SAB No. 107 is required for all fiscal years beginning after December 15, 2005, with early adoption permitted. We do not expect the adoption of SFAS No. 123(R) or SAB No. 107 to have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections; a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154, among other items, requires an entity to provide specific details in the footnotes to the financial statements when an entity has a change in accounting principle, change in accounting estimate or correction of an error in previously issued financial statements. Adoption of SFAS No. 154 is required for all fiscal years beginning after December 15, 2005, with early adoption permitted. We do not expect the adoption of SFAS No. 154 to have an impact on our consolidated financial position, results of operations or cash flows.
Recent Events
On June 29, 2005, we announced that we are exploring a range of strategic options for the wire harness business, including a possible sale. We intend to use any proceeds from a transaction to reduce our overall debt level.
On July 8, 2005, we announced the closure of the manufacturing facility located in Mishawaka, Indiana. We estimate that the restructuring charges related to the closures will total approximately $0.3 million. We expect the restructuring activities pursuant to this closure to be substantially completed by the end of 2005.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At June 30, 2005, approximately $263.7 million of our long-term debt, specifically borrowings outstanding under Viasystems’ senior secured credit facility bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2005, would have increased by approximately $2.6 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Foreign Currency Risk
We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2005 there were foreign currency hedge instruments outstanding for the Mexican Peso, Canadian Dollar and Euro.

Item 4: Disclosure Controls and Procedures
As of June 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

31.1*	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
31.2*	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
Filed June 29, 2005 as required by items 8.01 and 9.01. We announced that we are exploring a range of strategic options for the wire harness business.

*	Filed Herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 15, 2005.

VIASYSTEMS	, INC.

By:	/s/ David M. Sindelar

Name:	David M. Sindelar
Title:	Chief Executive Officer

By:	/s/ Joseph S. Catanzaro

Name:	Joseph S. Catanzaro
Title:	Senior Vice President &
Chief Financial Officer