Form 10-Q
period 2005-09-30
VIASYSTEMS INC
filed 2005-11-14
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to _____________

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

YES [X] NO [ ]

As of September 30, 2005, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. & SUBSIDIARIES

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2004	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$112,891	$33,590
Accounts receivable, net	140,618	151,405
Inventories	103,904	97,700
Property held for sale	6,913	16,968
Prepaid expenses and other	14,807	17,676
Total current assets	379,133	317,339
Property, plant and equipment, net	233,764	252,359
Deferred financing costs, net	8,931	8,072
Goodwill	109,980	110,188
Intangible assets, net	9,985	9,135
Other assets, net	8,616	10,745
Total assets	$750,409	$707,838

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$151,247	$160,001
Accrued and other liabilities	68,542	58,746
Income taxes payable	4,937	9,070
Current maturities of long-term debt	2,929	2,851
Total current liabilities	227,655	230,668
Deferred taxes	2,321	2,050
Long-term debt, less current maturities	462,626	460,395
Other non-current liabilities	1,273	1,949
Total liabilities	693,875	695,062

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share, 1,000 share authorized, issued
and outstanding	—	—
Paid-in capital	2,426,794	2,431,656
Accumulated deficit	(2,356,426)	(2,410,240)
Accumulated other comprehensive loss	(13,834)	(8,640)
Total stockholder’s equity	$56,534	$12,776
Total liabilities and stockholder’s equity	$750,409	$707,838

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net sales	$220,987	$239,788	$683,319	$715,267
Operating expenses:
Cost of goods sold, exclusive of amounts
shown separately below	181,989	198,036	552,802	596,076
Selling, general and administrative	18,976	21,344	59,417	66,560
Stock compensation expense	830	1,806	2,493	4,862
Depreciation	11,998	12,294	35,532	38,615
Amortization	325	351	1,114	1,096
Restructuring and impairment, net	—	1,587	(5,680)	24,103
Loss (gain) on dispositions of assets, net	—	229	(465)	541
Operating income (loss)	6,869	4,141	38,106	(16,586)
Other expenses:
Interest expense, net	9,522	10,294	28,380	29,765
Amortization of deferred financing costs	357	402	1,017	1,210
Reorganization expense (reversals)	26	—	(9,772)	—
Other expense (income), net	(822)	(740)	1,066	1,726
Income (loss) before income taxes	(2,214)	(5,815)	17,415	(49,287)
Income taxes	396	(862)	1,819	4,527
Net income (loss)	$(2,610)	$(4,953)	$15,596	$(53,814)

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$15,596	$(53,814)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Impairment of assets	—	846
Non-cash stock compensation expense charges	2,493	4,862
Loss on disposition of assets, net	129	541
Depreciation and amortization	36,646	39,711
Amortization of deferred financing costs	1,017	1,210
Gain from sale of North Tyneside facility	(9,798)	—
Deferred taxes	(3,193)	2,173
Change in assets and liabilities:
Accounts receivable	(20,254)	(10,396)
Inventories	(11,020)	3,910
Prepaid expenses and other	16,203	(3,975)
Accounts payable and accrued and other liabilities	9,120	3,651
Intercompany receivable with Viasystems Group, Inc.	1,082	141
Income taxes payable	645	1,924
Net cash provided by (used in) operating activities	38,666	(9,216)
Cash flows from investing activities:
Sale of property, plant and equipment	23	7
Capital expenditures	(43,642)	(68,711)
Net cash used in investing activities	(43,619)	(68,704)
Cash flows from financing activities:
Repayment of amounts due under long-term debt	(12,732)	(2,214)
Financing fees and other	103	(300)
Net cash used in financing activities	(12,629)	(2,514)

Effect of exchange rate changes on cash and cash equivalents	(1,989)	1,133
Net change in cash and cash equivalents	(19,571)	(79,301)

Cash and cash equivalents at beginning of the period	62,676	112,891
Cash and cash equivalents at end of the period	$43,105	$33,590

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.  Basis of Presentation

Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements of Viasystems, Inc. (“Viasystems”) and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Viasystems’ annual report for the year ended December 31, 2004 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

Reclassifications
The accompanying consolidated balance sheet contains certain reclassifications to conform with the presentation used in the current period. These reclassifications of prior period balances include $6,913 of “property held for sale” that was previously included in “other assets, net”.

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

2.  Inventories

In November 2004 (revised in December 2004), the Financial Accounting Standards Board “FASB” issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to

clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

The composition of inventories at September 30, 2005, is as follows:

Raw materials	$33,851
Work in process	24,389
Finished goods	39,460
Total	$97,700

3.  Property held for sale

Property held for sale includes land and buildings related to the closed operations of (i) Richmond, Virginia, (ii) Montreal, Canada, (iii) Granby, Canada, and (iv) Echt, the Netherlands at September 30, 2005. At December 31, 2005, Property held for sale included land and buildings related to the closed operations of (a) Richmond, Virginia and (b) Granby, Canada. The Company is actively marketing this real estate with no certain disposal date.

4.  Long-term Debt

The composition of long-term debt at September 30, 2005, is as follows:

Credit Agreement:
Term facilities	$263,013
Revolver	—
Senior Subordinated Notes due 2011	200,000
Other debt and capital leases	233
463,246
Less: current maturities	2,851
$460,395

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

For the nine months ended September 30, 2004 and 2005, the weighted average interest rate on outstanding borrowings under the 2003 Credit Agreement was 6.7% and 7.0%, respectively.

The Revolving Loans bear interest, at the Company’s option, at the then effective base rate plus 3.50% or the then effective Eurocurrency base rate plus 4.50%. The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the Revolving Loans. The availability of borrowings under the Revolving Loans at September 30, 2005 is as follows:

Total available Revolver borrowing capacity	$50,720
Balance of total available for Letters of Credit	$14,431

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

Department of Trade and Industry Notes

In conjunction with the Company’s 2003 pre-packaged plan of reorganization approved by the Bankruptcy Court, a £12 million (approximately $18 million) loan guaranteed by the Company was cancelled and in exchange the Department of Trade and Industry (the “DTI”) received a note (the “DTI Note”) in an amount equal to £9 million. Interest on the DTI Note was payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter. Principal on the DTI Note was payable from December 31, 2008 through December 31, 2010 (provided all amounts due and owing under the 2003 Credit Agreement were not paid in full prior to October 1, 2008); provided, however, proceeds received by the DTI pursuant to the liquidation of Viasystems Tyneside Limited (“VTL”) would reduce the outstanding principal under the DTI Note. In May 2004, the DTI Note was discharged in full as a result of proceeds received by the DTI from the liquidation of VTL, resulting in a reversal of reorganization expenses of $9,798.

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

Balance Sheet as of December 31, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$10	$80,256	$32,625	$—	$112,891
Accounts receivable	—	45,110	95,508	—	140,618
Inventories	—	42,548	61,356	—	103,904
Property held for sale		6,500	413		6,913
Other current assets	(7,764)	11,866	10,705	—	14,807
Total current assets	(7,754)	186,280	200,607	—	379,133
Property, plant and equipment, net	245	5,681	227,838	—	233,764
Investment in subsidiaries	219,693	(260,414)	—	40,721	—
Other assets	(21,797)	66,345	92,964	—	137,512
Total assets	$190,387	$(2,108)	$521,409	$40,721	$750,409
LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$188	91	$—	$2,929
Accounts payable	—	35,617	115,630	—	151,247
Accrued and other liabilities	9,842	30,412	33,225	—	73,479
Total current liabilities	12,492	66,217	148,946	—	227,655
Long-term debt, less current maturities	462,350	185	91	—	462,626
Other non-current liabilities	(22,880)	7,061	19,413	—	3,594
Intercompany (receivable)/ payable	(316,496)	(319,023)	635,519	—	—
Total liabilities	135,466	(245,560)	803,969	—	693,875
Total paid in capital and accumulated earnings (deficit)	70,368	219,693	(260,414)	40,721	70,368
Accumulated other comprehensive income (loss)	(15,447)	23,759	(22,146)	—	(13,834)
Total liabilities and stockholder’s equity (deficit)	$190,387	$(2,108)	$521,409	$40,721	$750,409

Balance Sheet as of September 30, 2005
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$230	$10,110	$23,250	$—	$33,590
Accounts receivables	—	50,478	100,927	—	151,405
Inventory	—	34,755	62,945	—	97,700
Property held for sale	—	6,500	10,468	—	16,968
Other current assets	(6,329)	12,470	11,535	—	17,676
Total current assets	(6,099)	114,313	209,125	—	317,339
Property, plant and equipment	197	7,778	244,384	—	252,359
Investment in subsidiary	773,031	396,218	—	(1,169,249)	—
Other assets	(7,232)	52,935	92,437	—	138,140
Total assets	$759,897	$571,244	$545,946	$(1,169,249)	$707,838
LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$201	$—	$—	$2,851
Accounts payable	—	33,368	126,633	—	160,001
Accrued and other liabilities	1,940	30,747	35,129	—	67,816
Total current liabilities	4,590	64,316	161,762	—	230,668
Long-term debt	460,362	33	—	—	460,395
Other non-current liabilities	(10,002)	7,487	6,514	—	3,999
Intercompany (receivable)/ payable	282,934	(274,004)	(8,930)	—	—
Total liabilities	737,884	(202,168)	159,346	—	695,062
Total paid in capital and accumulated earnings (deficit)	21,416	773,031	396,218	(1,169,249)	21,416
Accumulated other comprehensive income (loss)	597	381	(9,618)	—	(8,640)
Total liabilities and stockholder’s equity (deficit)	$759,897	$571,244	$545,946	$(1,169,249)	$707,838

Statement of Operations for the three months ended September 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$100,199	$146,037	$(25,249)	$220,987
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	88,808	118,430	(25,249)	181,989
Selling, general and administrative	264	7,950	10,762	—	18,976
Stock compensation expense	830	—	—	—	830
Depreciation	—	405	11,593	—	11,998
Amortization	—	—	325	—	325
Restructuring and impairment, net	—	—	—	—	—
Losses (gains) on disposition of assets, net	—	—	—	—	—
Operating (loss) income	(1,094)	3,036	4,927	—	6,869
Other expenses (income):
Interest expense, net	7,528	(7,179)	9,173	—	9,522
Amortization of deferred financing costs	357	—	—	—	357
Reorganization expenses (reversals)	26	—	—	—	26
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	1,556	(54,402)	52,024	—	(822)
Equity (loss) earnings in subsidiaries	6,133	(55,250)	—	49,117	—
Income (loss) before income taxes	4,428	9,367	(56,270)	49,117	(2,214)
Income (benefit) tax	(1,818)	3,234	(1,020)	—	396
Net (loss) income	$(2,610)	$6,133	$(55,250)	$49,117	$(2,610)

Statement of Operations for the three months ended September 30, 2005
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$101,420	$151,093	$(12,725)	$239,788
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	88,447	122,314	(12,725)	198,036
Selling, general and administrative	121	8,503	12,720	—	21,344
Stock compensation expense	1,806	—	—	—	1,806
Depreciation	48	652	11,594	—	12,294
Amortization	49	—	302	—	351
Restructuring and impairment, net	—	136	1,451	—	1,587
Losses (gains) on disposition of assets, net	—	—	229	—	229
Operating (loss) income	(2,024)	3,682	2,483	—	4,141
Other expenses (income):
Interest expense, net	7,567	(11,452)	14,179	—	10,294
Amortization of deferred financing costs	402	—	—	—	402
Reorganization expenses (reversals)	—	—	—	—	—
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	578,432	83,912	(663,084)	—	(740)
Equity (loss) earnings in subsidiaries	583,202	659,903	—	(1,243,105)	—
Income (loss) before income taxes	(5,223)	591,125	651,388	(1,243,105)	(5,815)
Income (benefit) tax	(270)	7,923	(8,515)	—	(862)
Net (loss) income	$(4,953)	$583,202	$659,903	$(1,243,105)	$(4,953)

Statement of Operations for the nine months ended September 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$309,498	$453,717	$(79,896)	$683,319
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	275,497	357,201	(79,896)	552,802
Selling, general and administrative	282	24,996	34,139	—	59,417
Stock compensation expense	2,493	—	—	—	2,493
Depreciation	—	1,180	34,352	—	35,532
Amortization	—	—	1,114	—	1,114
Restructuring and impairment, net	—	—	(5,680)	—	(5,680)
Losses (gains) on disposition of assets, net	—	—	(465)	—	(465)
Operating (loss) income	(2,775)	7,825	33,056	—	38,106
Other expenses (income):
Interest expense, net	22,714	(21,286)	26,952	—	28,380
Amortization of deferred financing costs	1,017	—	—	—	1,017
Reorganization expenses (reversals)	(9,772)	—	—	—	(9,772)
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	1,566	(62,314)	61,814	—	1,066
Equity earnings (loss) in subsidiaries	28,644	(54,850)	—	26,206	—
Income (loss) before income taxes	10,344	36,575	(55,710)	26,206	17,415
Income (benefit) taxes	(5,525)	7,931	(860)	—	1,819
Net (loss) income	$15,596	$28,644	$(54,850)	$26,206	$15,596

Statement of Operations for the nine months ended September 30, 2005
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$311,401	$444,884	$(41,018)	$715,267
Operating expenses:
Cost of goods sold, exclusive of amounts shown separately below	—	272,627	364,467	(41,018)	596,076
Selling, general and administrative	386	27,881	38,293	—	66,560
Stock compensation expense	4,862	—	—	—	4,862
Depreciation	48	1,950	36,617	—	38,615
Amortization	131	—	965	—	1,096
Restructuring and impairment, net	—	10,442	13,661	—	24,103
Losses (gains) on disposition of assets, net	—	—	541	—	541
Operating (loss) income	(5,427)	(1,499)	(9,660)	—	(16,586)
Other expenses (income):
Interest expense, net	22,353	(20,438)	27,850	—	29,765
Amortization of deferred financing costs	1,210	—	—	—	1,210
Reorganization expenses (reversals)	—	—	—	—	—
Loss from debt forgiveness	—	—	—	—	—
Other expense (income), net	578,432	108,838	(685,544)	—	1,726
Equity earnings (loss) in subsidiaries	553,338	656,632	—	(1,209,970)	—
Income (loss) before income taxes	(54,084)	566,733	648,034	(1,209,970)	(49,287)
Income (benefit) taxes	(270)	13,395	(8,598)	—	4,527
Net (loss) income	$(53,814)	$553,338	$656,632	$(1,209,970)	$(53,814)

Statement of Cash Flows for the nine months ended September 30, 2004
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$12,065	$(18,250)	$44,851	$—	$38,666
Net cash provided by (used in) investing activities	—	(279)	(43,340)	—	(43,619)
Net cash provided by (used in) financing activities	(12,729)	—	100	—	(12,629)
Effect of exchange rate changes on cash and cash
Equivalents	—	—	(1,989)	—	(1,989)
Net change in cash and cash equivalents	(664)	(18,529)	(378)	—	(19,571)

Cash and cash equivalents at the beginning of the period	993	38,236	23,447	—	62,676
Cash and cash equivalents at the end of the period	$329	$19,707	$23,069	$—	$43,105

Statement of Cash Flows for the nine months ended September 30, 2005
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$2,208	$(68,584)	$57,160	$—	$(9,216)
Net cash provided by (used in) investing activities	—	(1,423)	(67,281)	—	(68,704)
Net cash provided by (used in) financing activities	(1,988)	(139)	(387)	—	(2,514)
Effect of exchange rate changes on cash and cash
Equivalents	—	—	1,133	—	1,133
Net change in cash and cash equivalents	220	(70,146)	(9,375)	—	(79,301)

Cash and cash equivalents at the beginning of the period	10	80,256	32,625	—	112,891
Cash and cash equivalents at the end of the period	$230	$10,110	$23,250	$—	$33,590

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

On February 25, 2005, the Company announced the intention to close the printed circuit board manufacturing facilities located in Echt, the Netherlands and Montreal, Canada. At the time of announcement of the closures, the Company estimated that total closure costs would approximate $50,000 with $23,000 being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments. The Company now estimates that total closure costs will approximate $30,000 to $35,000 with $26,000 being related to headcount reduction costs and the remainder being related to other contractual commitments and closure costs. The Company continues to project that the restructuring will be substantially completed by end of the year.

On July 8, 2005, the Company announced the closure of the manufacturing facility located in Mishawaka, Indiana. The Company estimates that the restructuring charges related to the closures will total approximately $375. The restructuring activities pursuant to this closure are expected to be substantially complete by the end of the year.

During the quarter ended September 30, 2005, the Company recorded personnel and restructuring charges of $136 and $552 related to the closure of the facilities in Mishawaka, Indiana and Montreal, Canada, respectively. In addition, during the quarter ended September 30, 2005, the Company recorded a restructuring charge of $899 related to costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Canada.

For the nine months ended September 30, 2005, the Company recorded personnel and restructuring charges of $10,365, $11,369 and $136 related to the closure of the facilities in Echt, the Netherlands, Montreal, Canada, and Mishawaka, Indiana, respectively. In addition, for the nine months ended September 30, 2005, the Company recorded a restructuring charge of $846 related to the impairment of specific pieces of manufacturing equipment and $1,387 for costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Canada.

For the nine months ended September 30, 2005, the Company has written off a total of $2,765 of inventory to costs of goods sold related to the plant closures. The Company disposed of the inventory in conjunction with the write-off.

For the nine months ended September 30, 2004, the Company reversed an $85 restructuring accrual related to personnel and $10 for other at our Montreal, Canada facility. In addition the Company reversed a $6,069 restructuring accrual based on its release from an operating lease contract of a closed business. These reversals were offset with a $484 restructuring accrual related to the shutdown of our European EMS business in December 2003.

Below are tables summarizing the restructuring accrual and the related statement of operations activity as of and for the nine months ended September 30, 2004 and 2005:

		Nine months Ended			Cumulative
	Balance	September 30, 2004			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/03	Charges	Reversals	Total	Payments	Charges	9/30/04
Restructuring Activities:
Personnel and severance	$4,076	$—	$(85)	$(85)	$(1,337)	$—	$2,654
Lease and other contractual commitments	9,560	484	(6,069)	(5,585)	(1,435)	—	2,540
Other	14	—	(10)	(10)	(4)	—	—
Total restructuring and impairment charges	$13,650	$484	$(6,164)	$(5,680)	$(2,276)	$—	$5,194

		Nine months Ended			Cumulative
	Balance	September 30, 2005			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/04	Charges	Reversals	Total	Payments	Charges	9/30/05
Restructuring Activities:
Personnel and severance	$3,209	$21,870	$—	$21,870	$(16,576)	$—	$8,503
Lease and other contractual commitments	1,647	1,387	—	1,387	(1,992)	—	1,042
Asset impairments	—	846	—	846	—	(846)	—
Total restructuring and impairment charges	$4,856	$24,103	$—	$24,103	$(18.568)	$(846)	$9,545

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

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes. If there were an ineffective portion of the change in the cash flow hedge’s gain or loss it would be recorded in earnings on each quarterly measurement date. At September 30, 2005, there was $348 in deferred gains, net of tax, related to cash flow hedges recorded in other comprehensive income. All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.

The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.

The following table summarizes Viasystems derivative instrument activity at September 30, 2005.

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Weighted Avg. Exchange Rate
Cash flow hedges:
Mexican Peso	$4,281	1.2	11.6786
Canadian Dollar	2,830	2.7	1.2368
Euro	1,541	2.5	1.2976
Total	$8,652

Fair value	$384

8.  Business Segment Information

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

The Company has evaluated its operating segments based on the application of SFAS No. 131, and determined that there are four reportable segments: Asia Printed Circuit Boards, North American Printed Circuit Boards, European Printed Circuit Boards and Assembly with the remaining business segments classified as “other.” Other consists of certain North American EMS operations. Following the planned closure of the North

American and European Printed Circuit Board operations in 2005, the Company expects to have two continuing reportable segments - Asia Printed Circuit Boards and Assembly.

Asia Printed Circuit Boards consists of the Company's printed circuit board fabrication manufacturing facilities located within China. These facilities provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels.

Until the closure in 2005, the Company's western world printed circuit board fabrication manufacturing facilities - North American Printed Circuit Boards located in Montreal, Canada and European Printed Circuit Boards located in Echt, the Netherlands provided comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels. On February 25, 2005 the Company announced the closure of the facilities located in Echt, the Netherlands and Montreal, Canada.

The Assembly segment is composed of the assembly operations including wire harnesses and cable assemblies, backpanel assembly, printed circuit board assembly, custom enclosures and full system assembly and test. These assembly operations are conducted in facilities located in China and Mexico.

The following is the Company’s business segment information for the nine months ended September 30, 2004 and 2005. Intersegment sales are fully eliminated in consolidation. General corporate operating expenses are allocated to each operating segment based on sales.

The accounting policies of the segments are the same as those described in Note 1 of the audited consolidated financial statements included in Viasystems’ annual financial report for the year ended December 31, 2004 filed on Form 10-K.

Net sales and operating income (loss) by segment:

	Three Months Ended September 30,		Nine months Ended September 30,
Net Sales:	2004	2005	2004	2005
Asia PCB	86,966	108,088	253,619	310,058
North American PCB	12,255	4,114	43,797	29,352
European PCB	8,611	220	35,373	13,372
Assembly	97,912	110,703	307,006	310,250
Other	22,161	19,263	73,171	65,285
Eliminations	(6,918)	(2,600)	(29,647)	(13,050)
Total	$220,987	$239,788	$683,319	$715,267

Operating Income (Loss):
Asia PCB	$6,527	$1,180	$28,147	$8,959
North American PCB	(3,295)	(635)	(8,149)	(18,902)
European PCB	(5,389)	(1,986)	(11,946)	(26,132)
Assembly	10,916	9,046	28,889	27,064
Other	(1,890)	(3,464)	1,165	(7,575)
Total	$6,869	$4,141	$38,106	$(16,586)

Net sales by product offering are as follows:
	Three Months Ended September 30,		Nine months Ended September 30,
Net Sales:	2004	2005	2004	2005
Printed circuit boards	$103,003	$108,747	$313,566	$341,311
Assembly	117,984	131,041	369,753	373,956
Total	$220,987	$239,788	$683,319	$715,267

9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:
	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2005	2004	2005
Net income (loss)	$(2,610)	$(4,953)	$15,596	$(53,814)
Gain on derivative instruments
designated and qualifying as
foreign currency cash flow
hedging instruments	515	36	472	384
Foreign currency translation
adjustments	(1,116)	3,088	(3,684)	4,810
Comprehensive income (loss)	$(3,211)	$(1,829)	$12,384	$(48,620)

10.  New Accounting Standards

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) (revised 2004), Share-Based Payment and certain SEC rules and regulations. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and non-GAAP financial measures. The Company adopted the provisions of SFAS No. 123 on January 1, 2004. Adoption of SAB No. 107 is required for all fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is evaluating what effect the adoption of SFAS No. 123(R) or SAB No. 107 will have on its consolidated financial position, results of operations or cash flows.

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

We have made forward-looking statements in this analysis that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,”“expects,”“anticipates,”“intends,”“plans,”“estimates,” or other similar expressions.

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

General

We are a leading worldwide provider of complex multi-layer printed circuit boards, wire harnesses and electro-mechanical solutions. Our products are used in a wide range of applications, including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment, and complex medical and technical instruments. We have 13 facilities in three countries around the world, which are strategically located to maximize the benefits delivered to our customers and to optimize our operations. Our facilities offer technologically advanced products and services, in addition to offering high-quality, high-volume production at low costs. Approximately 97% of our employees are located in six facilities in China and five facilities in Mexico.

We are a supplier to over 200 original equipment manufacturers, or OEMs, in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Delphi Corp., Electrolux AB, General Electric Company, Huawei Technologies, Lucent Technologies, Inc., Maytag Corporation, Siemens AG, Sun Microsystems, Inc. and Whirlpool Corporation. We are also a supplier to electronic manufacturing services, or EMS, providers and have developed strategic alliances with leaders such as Celestica, Inc. and Solectron Corporation to supply them with our products.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2005

Net sales for the three months ended September 30, 2005, were $239.8 million, representing an $18.8 million, or 8.5% increase from the same period in 2004. The increase was primarily a result of the installation of additional capacity and increased market share with select customers served from our facilities in China.

Sales of printed circuit boards produced in China, including sales to our own assembly operations, increased by approximately $21.1 million, or 24.3%, as a result of greater product demand and the installation of additional capacity. Sales of our assembly services and products increased by approximately $13.1 million, or 11.1%, due to increased market share with select customers within the Wire Harness division, increased customer demands on current and new programs within our Asian electro-mechanical solution facilities. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

On February 25, 2005, we announced our intent to close our North American and European printed circuit board facilities. In the third quarter of 2005, sales of printed circuit board produced in our western world operations totaled $4.3 million compared to $16.0 million for the same period in 2004, representing a decrease of $11.7 million, or 73.1%. Had we excluded these facilities from sales in both the third quarters of 2004 and 2005, we would have reported net sales of $205.0 million and $235.5 million, respectively. Excluding the western world printed circuit board operations, sales increased $30.5 million, or 14.9% in the third quarter of 2005 compared to the same period of 2004.

Cost of goods sold for the three months ended September 30, 2005, was $198.0 million, or 82.6% of net sales compared to $182.0 million, or 82.4% of net sales, for the three months ended September 30, 2004. Cost of goods sold as a percent of net sales increased as a result of higher energy, copper and labor costs, primarily within the printed circuit board operations in addition to copper cost increase within the Wire Harness division.

Selling, general and administrative expenses increased $2.3 million, from $19.0 million for the three months ended September 30, 2004, to $21.3 million for the three months ended September 30, 2005. These costs increased due to in part to duplication of costs in Europe and Canada, increased sales volume, regular wage inflation, and cost of preparation for Sarbanes-Oxley Section 404 compliance.

Stock compensation expense (non-cash) increased $1.0 million from $0.8 million for the three months ended September 30, 2004 to $1.8 million for the three months ended September 30, 2005. The difference in the expense recognized is attributable to when options were issued under the 2003 stock option plan, vest and when new options are granted.

Depreciation and amortization increased $0.4 million, from $12.3 million for the three months ended September 30, 2004, to $12.7 million for the three months ended September 30, 2005. The increase is attributable to additional capital investment in property, plant and equipment in our China printed circuit board facilities over recent periods offset in part by reduction of depreciation at our closed western world printed circuit board operations.

Restructuring and impairment expenses totaled $1.6 million for the three months ended September 30, 2005. We have provided a more detailed analysis of these activities in the section below entitled “Restructuring and Impairment Charges”.

Interest expense increased $0.8 million for the three months ended September 30, 2005, to $10.3 million. The increase is due to additional debt associated with the October 7, 2004, amendment to the 2203 Credit Agreement and increased interest rates over the same period in 2004.

Nine months Ended September 30, 2004 Compared to the Nine months Ended September 30, 2005

Net sales for the nine months ended September 30, 2005, were $715.3 million, representing a $32.0 million, or 4.7% increase from the same period in 2004. The increase was primarily a result of the installation of additional capacity in our China printed circuit board operations and increased market share with select customers.

Sales of printed circuit boards produced in China, including sales to our own assembly operations, increased by approximately $56.5 million, or 22.3%, as a result of greater product demand and the installation of additional capacity. Sales of our assembly services and products increased by approximately $4.2 million, or 1.1%, due to increased market share with select customers within the Wire Harness division, increased customer demands on current and new programs within our Asian electro-mechanical solution facilities. The future mix of business is dependent on available capacity, demand for our customer’s end products and individual program wins across all customers.

On February 25, 2005, we announced our intent to close our North American and European printed circuit board facilities. In the nine months ended September 30, 2005, sales of printed circuit boards produced in our western world operations totaled $36.7 million compared to $59.6 million for the same period in 2004, representing a decrease of $22.9 million, or 38.4%. Had we excluded these facilities from sales for the nine months ended September 30, 2004 and 2005, we would have reported net sales of $623.7 million and $678.5 million, respectively. Excluding the western world printed circuit board operations, sales increased $54.8 million, or 8.8% for the nine months ended September 30, 2005 compared to the same period of 2004.

Cost of goods sold for the nine months ended September 30, 2005, was $596.1 million, or 83.3% of net sales compared to $552.8 million, or 80.9% of net sales, for the nine months ended September 30, 2004. Cost of goods sold as a percent of net sales increased as a result of higher raw material costs, energy, copper, labor and inventory write-offs of $2.8 million related to the closure of our printed circuit board facilities in addition to copper cost increases within the Wire Harness division. See further discussion in the section below entitled “Restructuring and Impairment Charges”.

Selling, general and administrative expenses increased $7.2 million, from $59.4 million for the nine months ended September 30, 2004, to $66.6 million for the nine months ended September 30, 2005. These costs increased due in part to duplication of costs in Europe and Canada, increased sales volume, changes in foreign exchange rates, regular labor inflation, and our preparation for Sarbanes-Oxley Section 404 compliance.

Stock compensation expense (non-cash) increased $2.4 million from $2.5 million for the nine months ended September 30, 2004 to $4.9 million for the nine months ended September 30, 2005. The difference in the expense recognized is attributable to when options were issued under the 2003 stock option plan, vest and when new options are granted.

Depreciation and amortization increased $3.1 million, from $36.6 million for the nine months ended September 30, 2004, to $39.7 million for the nine months ended September 30, 2005. The increase is attributable to additional capital investment in property, plant and equipment in our China printed circuit board facilities over recent periods offset in part by reductions in depreciation at the closed western world printed circuit board operations.

Restructuring and impairment expenses totaled $24.1 million for the nine months ended September 30, 2005. We have provided a more detailed analysis of these activities in the section below entitled “Restructuring and Impairment Charges”.

Interest expense increased $1.4 million for the nine months ended September 30, 2005, to $29.8 million. The increase is due to additional debt associated with the October 7, 2004, amendment to the 2003 Credit Agreement and increased interest rates over the same period in 2004.

Income taxes for the nine months ended September 30, 2005 were $4.5 million compared to $1.8 million for the same period in 2004. This relates to income and losses located in tax jurisdictions where we expect to pay an effective tax rate of 17%.

Restructuring and Impairment Charges

On February 25, 2005, the Company announced the intention to close the printed circuit board manufacturing facilities located in Echt, the Netherlands and Montreal, Canada. At the time of announcement of the closures, the Company estimated that total closure costs would approximate $50.0 million with $23.0 million being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments. The Company now estimates that total closure costs will approximate $30.0 to $35.0 million with $26.0 million being related to headcount reduction costs and the remainder being related to other contractual commitments and closure costs. The Company continues to project that the restructuring will be substantially complete by end of the year.

On July 8, 2005, the Company announced the closure of the manufacturing facility located in Mishawaka, Indiana. The Company estimates that the restructuring charges related to the closures will total approximately $375. The restructuring activities pursuant to this closure are expected to be substantially complete by the end of the year.

During the quarter ended September 30, 2005, the Company recorded a personnel and restructuring charge of $136 and $552 related to the closure of the facilities in Mishawaka, Indiana and Montreal, Canada, respectively. In addition, during the quarter ended September 30, 2005, the Company recorded a restructuring charge of $899 related to costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Canada.

For the nine months ended September 30, 2005, the Company recorded a personnel and restructuring charge of $10,365, $11,369 and $136 related to the closure of the facilities in Echt, the Netherlands, Montreal, Canada, and Mishawaka, Indiana, respectively. In addition, for the nine months ended September 30, 2005, the Company recorded a restructuring charge of $846 related to the impairment of specific pieces of manufacturing equipment and $1,387 for costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Canada.

For the nine months ended September 30, 2005, the Company has written off a total of $2,765 of inventory to costs of goods sold related to the plant closures. The Company disposed of the inventory in conjunction with the write-off.

For the nine months ended September 30, 2004, the Company reversed an $85 restructuring accrual related to personnel at our Montreal, Canada facility. The Company reversed $10 in Canada for other. In addition the Company reversed a $6,069 restructuring accrual based on its release from an operating lease contract of a closed business. These reversals were offset with a $484 restructuring accrual related to the shutdown of our European EMS business in December 2003.

Liquidity and Capital Resources

Our principal liquidity requirements will be for debt service requirements, working capital needs and cash expenditures associated with capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

Net cash used in operating activities was $9.2 million for the nine months ended September 30, 2005, compared to $38.7 million provided by operating activities for the nine months ended September 30, 2004. Changes in cash flow were principally a result of decreased net income of $69.4 million. The timing of payments for services, inventory management, payment to vendors and cash restructuring charges also influenced the cash balances.

Net cash used in investing activities was $68.7 million for the nine months ended September 30, 2005, compared to $43.6 million for the nine months ended September 30, 2004. The cash used in investing activities for both periods described above related to capital expenditures, primarily in China.

Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2005 compared to $12.6 million for the same period in 2004. The net cash used in financing activities for the nine months ended September 30, 2004 related principally to the full payment of $12.7 million to the United Kingdom Department of Trade and Industry (DTI). The net cash payments used in financing activities for the nine months ended September 30, 2005 related principally to payments of term loans under our senior secured credit facility.

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

On April 22, 2005 we executed a fourth amendment of our 2003 Credit Agreement dated January 31, 2003. This amendment, among other items, provides an add-back of up to $26.1 million of cash restructuring charges in the definition of EBITDA. In addition, the amendment allows us to exclude the operating results of Echt and Canada from our covenant calculations. The reconciliation of Adjusted EBITDA, a non-GAAP measure, to operating income for the three and nine month periods ended September 30, 2004 and 2005, based upon our covenant calculations, is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2005	2004	2005
	(in thousands)

Net income (loss), as reported	$(2,610)	$(4,953)	$15,596	$(53,814)
Interest Expense, net	9,522	10,294	28,380	29,765
Taxes	396	(862)	1,819	4,527
Depreciation	11,998	12,294	35,532	38,615
Amortization	682	753	2,131	2,306
EBITDA	19,988	17,526	83,458	21,399
Echt and Canada operations	4,700	880	11,381	14,521
Stock compensation expense	830	1,806	2,493	4,862
Restructuring and impairment
charges	—	1,587	(5,680)	24,103
Inventory write-off included in
Cost of sales	—	—	—	2,765
Reorganization reversal	26	—	(9,772)	—
Gain on dispositions of assets, net	—	229	(465)	541
Other	(a)447	(b)475	(c)1,412	(d(2,279))
Adjusted EBITDA (e)	$25,991	$22,503	$82,827	$65,912

(a)	Represents $0.1 million related to franchise tax expense, $0.3 million related to monitoring and oversight agreement fee.
(b)	Represents $0.1 million related to franchise tax expense, $0.4million related to monitoring and oversight agreement fee.
(c)	Represents $0.3 million related to franchise tax expense, $1.1 million related to monitoring and oversight agreement fee.
(d)	Represents $0.2 million related to franchise tax expense, ($2.5) million related to monitoring and oversight agreement fee.
(e)
As described above, our covenants allow us to exclude the operating results of Echt and Canada from our adjusted EBITDA calculation. Had we included the operating results of Echt and Canada in the calculations, adjusted EBITDA would have been $21.3 million, $21.6 million $71.4 million and $51.4 million for the three and nine month periods ended September 30, 2004 and 2005, respectively.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) (revised 2004), Share-Based Payment and certain SEC rules and regulations. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and non-GAAP financial measures. We adopted the provisions of SFAS No. 123 on January 1, 2004. Adoption of SAB No. 107 is required for all fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is evaluating what effect the adoption of SFAS No. 123(R) or SAB No. 107 will have on its consolidated financial position, results of operations or cash flows.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2005, approximately $263.0 million of our long-term debt, specifically borrowings outstanding under Viasystems’ senior secured credit facility bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2005, would have increased by approximately $3.9 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2005 there were foreign currency hedge instruments outstanding for the Mexican Peso, Canadian Dollar and Euro.

Item 4:  Disclosure Controls and Procedures

As of September 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10*	Amended and Restated Executive Employment Agreement between Viasystems Group Inc., Viasystems Inc., other Viasystems affiliated Companies and Gerald G. Sax
	31.1*	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
	31.2*	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
	32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002
	32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Filed August 15, 2005 as required by items 1.01 and 5.02. We announced that Gerald G. Sax replaced Joseph S. Catanzaro as the Chief Financial Officer, effective August 16, 2005.

______________

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 14, 2005.

VIASYSTEMS, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President &
Chief Financial Officer