Form 10-K
period 2005-12-31
VIASYSTEMS INC
filed 2006-03-31
CIK 1041380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large Accelerated Filer [ ]  Accelerated Filed [ ]  Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

No established published trading market exists for the common stock, par value $.01 per share, of Viasystems, Inc. All of the 1,000 outstanding shares of common stock, par value $.01 per share, of Viasystems, Inc. are held by Viasystems Group, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2006
Common Stock	1,000

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes [X ] No [ ]

Documents incorporated by reference: None

PART I

CAUTIONARY STATEMENTS CONCERNING
FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (“Report”) include the use of “we” and “our”, which unless specified otherwise refers collectively to Viasystems, Inc. (“Viasystems”) and its subsidiaries. Additionally, reference to “Group” refers to Viasystems’ holding company parent Viasystems Group, Inc.

We have made forward-looking statements in this Report, including those made in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or other similar expressions.

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

ITEM 1. Business

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (PCBs), wire harnesses and electro-mechanical solutions (EMS). The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and a variety of complex medical and technical instruments. We currently have 12 manufacturing facilities, including 11 manufacturing sites in China and Mexico to take advantage of low cost, high quality manufacturing environments. In addition, in order to support our customers’ local needs we have maintained engineering and customer service centers in the Netherlands, Canada, England, China, Mexico and the United States.

We are a supplier to over 200 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Delphi Corporation, AB Electrolux, EMC Corporation, General Electric Company, Huawei Technologies Co Ltd., KIS Photo-Me Group, Lucent Technologies, Inc., Maytag Corporation, Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc. and Whirlpool Corporation. We have also forged strategic alliances with leading contract manufacturers such as Celestica, Inc. and Solectron Corporation. We supply PCBs to our contract manufacturing partners through these strategic alliances.

Our Development

Viasystems is a wholly owned subsidiary of Viasystems Group, Inc.. Group was formed in 1996 by Hicks, Muse, Tate & Furst Incorporated) under the name Circo Craft Holding Company to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of PCB fabricators and backpanel assemblers. In August 1996, Circo Craft Holding Company changed its name to CC Canada Holding Company and then back to Circo Craft Holding Company in September 1996. Circo Craft Holding Company had no operations prior to its first acquisition in October 1996, when it changed its name to Circo Technologies, Inc. In January 1997, Circo Technologies, Inc. changed its name to Viasystems Group, Inc. We were formed on April 2, 1997. On April 10, 1997, Viasystems Group, Inc. contributed all of the capital stock of its then existing subsidiaries to us. Currently, Viasystems Group, Inc. remains as our parent holding company.

From 1997 through 2001, we expanded rapidly through the acquisitions of several businesses throughout Europe and North America. During that time, we expanded our business model to include full systems assemblies, wire harnesses and cable assemblies. In addition, in late 1999, we purchased our first business based in China and expanded our product offering in China by acquisition through 2001.

In early 2001, the telecommunications and networking industries began a significant business downturn caused in the decline in capital spending related to such industry. The decline in capital spending in the telecommunications and networking industry was exacerbated by excess inventories for such industries within the contract manufacturing supply chain as the five largest contract manufacturers collectively experienced a reported 138% increase in inventories during 2000.

The major appliance wire harness business was generally unaffected by the economic recession which commenced in 2001. The wire harness business is driven primarily by sales of household major appliances which in turn are primarily driven by consumer replacement purchases due to product obsolescence.

Since April 2001, we have conducted an extensive review of our operations and closed or sold 24 under-performing or non-strategic facilities. During that time, we streamlined our business to focus on PCBs, wire harnesses and electro-mechanical solutions, and we significantly diversified our end markets and customer base. In 2003, we completed a reorganization that has enabled us to improve our asset base, profitability, operating flexibility and balance sheet and to reduce our debt levels.

In 2004, we continued to further our strategy of expanding our capacity and manufacturing capabilities in low cost jurisdictions by our $60.0 million investment in our China PCB operations. Additionally, we continued to diversify our customer base and to streamline operations in our high cost manufacturing areas.

In 2005, in furtherance of our low cost manufacturing strategy, we closed all of our remaining western world printed circuit board facilities located in Canada and the Netherlands. Certain equipment from the closed facilities was transferred to our China PCB operations as we continued the move to low cost areas in the world. In order to support our customers’ local needs, we maintain engineering and customer service centers in the Netherlands, Canada, England, China, Mexico and the United States.

On June 6, 2005, we announced that we were engaged in the process of exploring a range of strategic alternatives related to our wire harness business, including the possible sale of such business. On March 21, 2006, we entered into an agreement to sell our wire harness business to Electrical Components International Holdings Company (“ECI”), a newly formed affiliate of Francisco Partners, L.P., a private equity firm for approximately $320 million. The sale, which is subject to certain conditions, is expected to be consummated by the end of the second calendar quarter 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”.

We are headquartered in St. Louis, Missouri. The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and our telephone number at that location is (314) 727-2087. We can also be reached at our web site www.viasystems.com. Upon written request, a copy of this Form 10-K will be provided to any senior subordinated noteholder. In addition, copies of our filings are available on the SEC website at www.sec.gov.

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

Wire Harnesses and Cable Assemblies - Wire harnesses and cable assemblies are used in a variety of products to connect the motors, pumps, switches and other control devices to a central point at which power is delivered.

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

Our Business Strategy

We believe we are well positioned for growth in sales and operating income through a strategy based on the following:

Maintain Diverse End Market Mix - Due to a dramatic economic downturn during 2001 and 2002 in the telecommunications and networking industries, we expanded our offerings into the automotive, consumer and industrial/instrumentation markets. Our sales to each of these segments, both in absolute dollars as well as percentage of sales, have grown in recent years. For the four year period from 2002 to 2005, we increased our net sales in the automotive, consumer and industrial/instrumentation markets by 35.9%, 35.5% and 50.3%, respectively. In order to reduce our exposure and reliance on unpredictable end markets and to provide alternative growth paths, we intend to continue to maintain our focus on a diverse mix of end markets.

Expand Manufacturing Capabilities in Low Cost Locations - To meet our customers' demands for high quality, low cost products and services, we have and will continue to invest in facilities and equipment in low cost locations. For the year ended December 31, 2005, approximately 95.0% of our net sales were generated from products produced in our operations in China and Mexico. We will continue to develop our best-in-class technology and manufacturing process in our low cost locations. In 2006, our wire harness business will open a new facility in Futian, China in order to serve our customers’ growing production needs in China. We believe our ability to leverage our advanced technology and manufacturing capabilities across our organization in our low cost locations will enable us to grow revenues, improve profitability and effectively meet our customers' requirements for high quality, low cost products and services.

Enhance Our Strong Customer Relationships - We are focused on expanding our business with existing customers by leveraging our history of quality, high levels of customer service and operational excellence, all of which provide us with the opportunity to bid for additional programs from the strong position of a preferred provider. In addition, we have forged strategic alliances with leading contract manufacturers such as Celestica, Inc. and Solectron Corporation. These types of alliances provide us access to additional PCB sales opportunities and provide our strategic partners the ability to market a fully integrated product offering. Our management team has created a culture that is focused on providing customers with high-quality service and technical support, and this is reflected in our continuing ability to obtain new business and expand our current customer relationships.

Expand Our Relationships with Existing Customers Through Cross-Selling - Building on our broad product offering, we pursue cross-selling opportunities with our existing base of customers. We leverage our PCB capabilities to provide our customers with an integrated manufacturing solution that can range from fabrication of bare PCBs to final system assembly and test. We intend to continue to leverage our customer relationships to expand the products we sell to our customers.

Concentrate on High Value-Added Products and Services - We focus on providing electro-mechanical solutions to leading manufacturers of advanced electronics products that generally require custom designed, more complex products and short lead-time manufacturing services. These products are typically lower volume, higher margin products. We differentiate ourselves from many of our global competitors by not participating directly in programs for high volume, low margin products such as cell phone handsets, personal computers or peripherals and consumer electronics.

Focus on Operational Excellence - We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs. We continue to focus on opportunities to improve operating income, including: (1) streamlining of marketing and general and administrative overhead; (2) continued implementation of lean manufacturing and Six Sigma initiatives; (3) efficient investment in new equipment and technologies and the upgrading of existing equipment; and (4) continued improvement of our internal controls and centralization of certain aspects of our accounting and finance functions. Our management team is focused on maximizing our current asset base to improve our operational efficiency while also adapting to the needs of our customers and the market.

Markets and Customers

We provide products and services to more than 200 manufacturers of original equipment. We believe our position as a strategic supplier of printed circuit boards, wire harnesses and electro-mechanical solutions, fosters close relationships with our customers. These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers' wide range of needs.

The following table shows our net sales as a percentage by principal end-user markets we serve:

	Year Ended
	December 31,

Markets	2003	2004	2005
Consumer	32.1%	31.9%	33.2%
Automotive	24.2	23.2	24.0
Telecommunications	19.7	22.5	19.1
Industrial & Instrumentation/Other	9.9	10.5	13.4
Computer/Datacommunications	14.1	11.9	10.3
Total Net Sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. For the years ended December 31, 2003, 2004 and 2005, sales to our 10 largest customers accounted for approximately 72.4%, 72.1% and 73.1% of our net sales, respectively, and sales to our largest customer, General Electric Company, represented approximately 12.1%, 11.3% and 13.2% of our net sales, respectively.

On March 21, 2006, we entered into an agreement to sell our wire harness business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”. If we exclude the sales from our wire harness business for the year ended December 31, 2005, sales to our top 10 customers would account for 71.9% of our net sales, and sales to each of our top 4 customers (which would no longer include General Electric Company), each would exceed 10% of our net sales.

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

Printed Circuit Board and Backpanel Fabrication - Printed circuit boards are platforms that connect semiconductors and other electronic components. Backpanels connect printed circuit boards. We manufacture multi-layer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. In recent years, the trend in the electronics industry has been to increase the speed and performance of components while reducing their size. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, tightly spaced wiring. These advancements in component technologies have driven the change in printed circuit board design to higher density printed circuits.

Wire Harnesses and Cable Assemblies - A wire harness and cable assembly is an assembly of wires with connectors and terminals attached to their ends that transmits electricity between two or more points. We are one of the leading suppliers of wire harnesses and cable assemblies for use in household appliances. Due to the similarity in the process technology used in the manufacture of wire harnesses and cable assemblies for many other products and in the manufacture of wire harnesses for use in household appliances, we strive to leverage this expertise to enhance the value of the products and services we supply to our customers in the other industries. On March 21, 2006, we entered into an agreement to sell ourwire harness business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.

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

Full System Assembly and Test - We provide full system assembly services to customers from our facilities in China and Mexico. These services require sophisticated logistics capabilities and supply chain management capabilities to procure components rapidly, assemble products, perform complex testing and deliver products to end users around the world. Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including printed circuit board assembly. We also employ advanced test techniques to various subassemblies and final end products. Increasingly, customers require custom, build-to-order system solutions with very short lead times. We are focused on exploiting this trend through our advanced supply chain management capabilities.

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

Supply Chain Management - Effective management of the supply chain is critical to the success of customers as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory. Our global supply chain organization works with customers and suppliers to meet production requirements and procure materials. We utilize our enterprise resource planning systems to optimize inventory management.

Sales and Marketing

We focus on developing close relationships with our customers at the earliest development and design phases and continuing throughout all stages of production. We identify, develop and market new technologies that benefit our customers and position us as a preferred product or service provider.

We market our products through our own sales and marketing organization and through relationships with sales representatives around the world. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of December 31, 2005, we employed approximately 156 sales and marketing employees, of which 97 are direct sales representatives strategically located throughout North America, Europe and Asia. Each customer segment marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standard technology printed circuit boards, backpanel assemblies, printed circuit board assemblies, wire harnesses and custom cable assemblies, custom enclosures and full systems that meet increasingly tight tolerances and specifications demanded by customers. Multi-layering, which involves placing multiple layers of electronic circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. Today, we are capable of efficiently producing commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch. We have the capability to produce printed circuit boards with up to 62 layers and circuit track widths as narrow as three one-thousandths of an inch. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between layers, called blind or buried vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel; drilling holes and depositing copper or other conductive material to form the interlayer electrical connections; and cutting the panels to shape. Advanced interconnect products may also require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer controlled drilling and routing, automated plating, and various surface finishes. Tight process controls are required throughout the manufacturing process to achieve critical electrical properties, such as controlled impedance. The manufacturing of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the larger size of the backpanel relative to other printed circuit boards and the increased number of holes for component mounting.

The manufacture of wire harnesses involves four steps: (1) insulated copper wire is fed through cutting machines that are programmed to cut wire to a specific length, strip the end of the wire and attach terminals or connectors; (2) the lengths of wire are spliced or joined together and additional connectors and/or terminals are attached; (3) the cut and spliced wires are brought to the assembly area where assembly boards are used to guide employees on the placement of designated wires; and (4) each assembled harness is tested for continuity and analyzed by a trained inspector. Every assembly board is equipped with 100% continuity testers that are designed into the board. These testers will pinpoint any defective circuits for repair or rework. On March 21, 2006, we entered into an agreement to sell our wire harness business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.

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

Quality Standards

Our quality systems are defect prevention based, customer focused and compliant to international standards. All of our facilities are compliant or certified to ISO 9001:2000 which specifies requirements that focus on the effectiveness of the quality management system in meeting customer requirements. In addition to ISO 9001:2000, we have facilities that are certified to QS 9000, TL 9000 and TS 16949.

Our facilities are also compliant to industry and regulatory requirements including Bellcore and, Underwriters Laboratories (UL). These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials.

Supplier Relationships

We order materials and components based on purchase orders, forecasts and demand patterns of our customers and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders or specific customer contracts. We continue to work with our suppliers to develop just-in-time supply systems which reduce inventory carrying costs, and contract globally, where appropriate, to leverage our purchasing volumes. We also certify our suppliers and potential suppliers on the basis of quality, on-time delivery, costs, technical capability, and potential technical advancement. Shortages of raw materials such as laminates, a principal material used in our PCB operations, have occurred in the past and may occur in the future. Prices for raw copper, a principal material used in our printed circuit boards, have risen over the past several months. Raw material or component shortages or price fluctuations such as these could have an adverse effect on our results of operations.

Competition

Our industry is a highly competitive industry, and we believe our markets are highly fragmented. We face competition from numerous local, regional and a number of large international providers of PCBs, wire harnesses and electro-mechanical solutions. Our primary direct competitors are Flextronics Corporation, Sanmina-SCI Corp., Nanya Technology Corp., Merix Corporation, Compeq Manufacturing Co Ltd, Kingboard Chemical Holdings Ltd, and Noma Corporation (a division of Gentek). Some of our primary competitors may be less highly-leveraged, may have greater access to financial or other resources or may have lower cost operations allowing them to be better able to withstand adverse market conditions. We believe that competition in the market segments we serve is based on product quality, responsive customer service and support, and price, in part, because the cost of many of the products manufactured by us is usually low relative to the total cost of the equipment and because product reliability and prompt delivery are of greater importance to our customers.

International Operations

As of December 31, 2005, we had 11 manufacturing facilities located outside the United States, with sales offices throughout Europe and Asia Pacific. Our international operations account for approximately 95.0% of our 2005 net sales. We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide. We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material affect on our results of operations, financial condition and cash flows.

Environmental

Some of our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air and water, as well as the handling, storage, manufacture and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health. We believe that we are in material compliance with applicable environmental laws and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. We have facilities that are certified to ISO 14001. Further, we are not a party to any current claim or proceeding and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us. Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt. However, there can be no assurance that any material environmental liability will not arise in the future such as due to a change in the law or the discovery of currently unknown conditions.

Employees

As of December 31, 2005, we had 25,738 employees. Of these employees, 23,870 were involved in manufacturing, 1,373 in engineering, 156 in sales and marketing, and 339 in accounting and administrative capacities. No employees were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and believe we have good relations with our employees. Completion of the sale of our wire harness business will result in a headcount reduction of 7,096 employees.

Intellectual Property

We have developed expertise and techniques that we use in the manufacture of printed circuit boards, wire harnesses and electro-mechanical solutions. Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2.9 million, $3.3 million and $4.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. We believe many of our processes related to the manufacture of printed circuit boards are proprietary, including our ability to manufacture large perimeter, thick, high-layer count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees to protect our secrets and techniques. We own 122 patents (including pending patents), but believe that patents have not historically constituted a significant form of intellectual property rights in our industry. Our patents begin to expire in 8 years, with no patents expiring within the next two years.  The expiration of any of these patents is not expected to have a material adverse effect on our ability to operate.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2004 and 2005 was approximately $167.8 million and $193.9 million, respectively. Included in the December 31, 2005 backlog is $71.2 million related to the wire harness business. On March 21, 2006, we entered into an agreement to sell our wire harness business harness business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”. The increase in backlog from December 31, 2004 was due to increased customer demand at our Asian printed circuit board facilities and at our Chinese electro-mechanical solutions facilities. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Segments

We have determined that there are four reportable segments under the provisions of Statement of Financial Accounting Standards No. 131, including (i) China Printed Circuit Boards, (ii) North America Printed Circuit Boards, (iii) European Printed Circuit Boards and (iv) Assembly, which includes our wire harness business. See discussion of our segments in Note 16 to our consolidated financial statements.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Cautionary Statements Concerning Forward Looking Statements” in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report in this Form 10-K.

Risks Relating to Our Businesses

We emerged from a chapter 11 bankruptcy reorganization, have a history of losses and may not become profitable.

We emerged from bankruptcy on January 31, 2003 and have a history of losses and cannot assure you that we will grow or achieve and maintain profitability in the near future, or at all. We emerged from our chapter 11 bankruptcy reorganization on January 31, 2003, approximately four months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of $259.2 million in 2002, $587.0 million in 2001 and $136.0 million in 2000. After we emerged from bankruptcy, we incurred a net loss of $164.3 in 2003, a net profit of $5.7 in 2004 and a net loss of $84.5 in 2005. If we cannot achieve and maintain profitability, the value of our enterprise may decline. The holders of our common stock did not receive any distributions as such in connection with our reorganization.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have negative consequences on our business in the future.

As of December 31, 2005, our total outstanding indebtedness is approximately $462.5 million, with an additional $50.7 million available under the revolving portion of our senior credit facility. Our total interest expense for the year ended December 31, 2005 was approximately $40.8 million. As of December 31, 2005, our total consolidated stockholder’s deficit was $5.0 million.

This high level of debt could have negative consequences the Company. For example, it could:

•
result in our inability to comply with the financial and other restrictive covenants in our senior credit facility, which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, which could in turn result in an event of default that, if not cured or waived, could have a material adverse effect on our operations;

•	increase our vulnerability to adverse industry and general economic conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to make scheduled principal payments on our debt, thereby reducing the availability of our cash flow for working capital, capital investments and other business activities;

•	limit our ability to obtain additional financing to fund future working capital, capital investments and other business activities;
•	limit our ability to refinance our indebtedness on terms that are commercially reasonable or at all;
•	expose us to the risk of interest rate fluctuations to the extent we pay interest at variable rates on the debt;
•	limit our flexibility to plan for, and react to, changes in our business and our industry; and
•	place us at a competitive disadvantage relative to our less leveraged competitors.

We may experience fluctuations in our operating results and, because many of our operating costs are fixed, even small revenue shortfalls can have a disproportionate effect on our operating results.

Our operating results may vary significantly for a variety of reasons, including:

● overall economic conditions in the electronics industry;

● pricing pressures;

● timing of orders from and shipments to major customers;

● our capacity relative to the volume of orders;

● expenditures in anticipation of future sales;

● expenditures or write offs related to acquisitions;

● start-up expenses relating to new manufacturing facilities; and

● variations in product mix.

Because a significant portion of our operating expenses are fixed, even a relatively small revenue shortfall can have a disproportionate effect on our results of operations. In addition, our historical results of operations may not be indicative of the results to be expected for any future period as a result of unanticipated revenue shortfalls.

A significant portion of our net sales is based on transactions with our largest customers; if we lose any of these customers, our sales could decline significantly.

For the years ended December 31, 2003, 2004 and 2005, sales to our 10 largest customers accounted for approximately 72.4%, 72.1% and 73.1% of our net sales, respectively, and sales to our largest customer, General Electric Company, represented approximately 12.1%, 11.3% and 13.2% of our net sales, respectively.

Although we cannot assure you that our principal customers will continue to purchase products from us at past levels, we expect a significant portion of our net sales will continue to be concentrated within a small number of customers. Although we have an exclusive supply agreement with General Electric Company which remains in effect through December 2009, there may be circumstances that would allow General Electric Company to terminate the supply agreement or purchase required quantities from other suppliers if we fail to perform. Additionally, an extraordinary change in the major appliance business of General Electric Company could cause them to reduce their purchases from us under the supply agreement. The loss of, or significant curtailment of purchases by, General Electric Company or one of our other principal customers could have a material adverse effect on our net sales.

On March 21, 2006, we entered into an agreement to sell our wire harness business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”. If we exclude the sales from our wire harness business for the year ended December 31, 2005, sales to our top 10 customers would account for 71.9% of our net sales to each of our top 4 customers (which would no longer include General Electric Company) would exceed 10% of our net sales.

A significant portion of our business is conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International manufacturing operations represent the majority of our business, and sales to foreign destinations represent a significant portion of our net sales. We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, upon completion of the sale of our wire harness business, our business will be more highly concentrated in China, which may increase our exposure in this regard. Outside the Unites States, we operate facilities in Mexico and China.

Our international operations are subject to a number of potential risks in addition to the risks of our domestic operations. Such risks include, among others:

•	inflation or changes in political and economic conditions;
•	unstable regulatory environments;
•	changes in import and export duties;
•	domestic and foreign customs and tariffs;
•	potentially adverse tax consequences;
•	trade restrictions;
•	restrictions on the transfer of funds into or out of a country;
•	labor unrest;
•	logistical and communications challenges;
•	difficulties associated with managing a large organization spread throughout various countries;
•	differing protection of intellectual property and trade secrets; and
•	other restraints and burdensome taxes.

These factors may have an adverse effect on our international operations, or on the ability of our international operations to repatriate earnings to us, in the future.

There may be shortages of, or price fluctuations with respect to, raw materials which would cause us to curtail our manufacturing or incur higher than expected costs.

We purchase the raw materials we use in producing our products and providing our services and we may be required to bear the risk of raw material price fluctuations. In addition, shortages of raw materials such as laminates, a principal raw material used in our PCB operations, have occurred in the past and may occur in the future. Prices for copper, a principal material used in our printed circuit boards, have risen over the past several months. Raw material or component shortages or price fluctuations such as these could have an adverse effect on our results of operations.

We are subject to currency fluctuations, which may affect our cost of goods sold and operating margins.

A significant portion of our costs, including payroll and rent, are denominated in foreign currencies. Changes in exchange rates between other currencies and the U.S. dollar will affect our cost of goods sold and operating margins. And could have an adverse effect on our results of operations.

Oil prices may fluctuate, which would increase our cost to manufacture goods.

We generate our own energy in certain of our manufacturing facilities using diesel generators and we will be required to bear the increased cost of generating energy if the cost of oil increases. Prices for diesel fuel have risen substantially over the past several months. Continued price increases for diesel fuel would increase our cost and could have an adverse effect on our results of operations.

The printed circuit board, wire harness and cable assembly and electro-mechanical solutions industries are highly competitive and we may not be able to compete effectively in all or any one of them.

The printed circuit board industry is highly competitive, with multiple global competitors and hundreds of regional and local manufacturers. The wire harness and cable assembly business is also highly competitive, with multiple regional competitors including established manufacturers of wire harnesses and cable assemblies for other industries, such as automotive. The electro-mechanical solutions industry is also highly competitive, with competitors on the global, regional and local levels and relatively low barriers to entry. In all these industries, we could experience increased future competition resulting in price reductions, reduced margins or loss of market share. Any of these could have an adverse effect on our operating results or financial condition. In addition, some of our principal competitors may be less highly-leveraged, may have greater access to financial or other resources, may have lower cost operations and may be better able to withstand adverse market conditions.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons. Many of our customers have over the past several years experienced significant decreases in demand for their products and services. The uncertain economic conditions in several of the markets in which our customers operate have prompted some of our customers to cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. In addition, our products and the manufacturing processes we use to produce them are often highly complex and therefore may at times contain manufacturing defects. If we were to manufacture and deliver products to our customers that contain defects, whether caused by a design, manufacturing or component failure, or deficiencies in our manufacturing processes, this may result in delayed shipments to our customers and reduced or cancelled customer orders. If these defects or deficiencies were significant, our business reputation may also be damaged, which could lead to additional customer cancellations or non-renewals. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers could:

•	adversely affect our operating results by reducing the volumes of products that we manufacture for our customers;
•	delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; and
•	lower our asset utilization, which would result in lower gross margins.

We rely on the stability of the automotive industry for a significant portion of our sales.

A significant portion of our sales are to customers within the automotive industry. For the periods ending December 31, 2003, 2004 and 2005, sales to customers in the automotive industry represented approximately 24.2%, 23.2% and 24.0% of our net sales, respectively. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have an adverse effect on our results of operations.

We rely on the cyclical telecommunications networking industries; accordingly, the economic downturn in these industries has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications and networking industries. These industries are characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. These industries are heavily dependent on the end markets they serve and therefore can be affected by the demand patterns of those markets. If there were to be a weakness in these industries, it would likely have a material adverse effect on our operating results.

The completion of the sale of the wire harness business could expose us to the volatility of our other end markets.

The wire harness business accounts for a substantial amount of our sales attributable to the consumer end market. Upon the completion of the sale of the wire harness business, our business will have less end market diversification. This change in end market diversification could result in greater exposure to the volatility of the other end markets we serve. If there was a downturn in one of the other end markets we serve, it may have an adverse effect on our results of operations.

The electronics manufacturing services industry is subject to rapid technological change; our failure to respond timely or adequately to those changes may render our existing technology less competitive or obsolete, and our operating results may suffer.

The market for our products and services is characterized by rapidly changing product platforms based on technology and continuing process development. The success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, develop and market products and services that meet changing customer needs, and successfully anticipate or respond to technological product platforms changes on a cost-effective and timely basis. There can be no assurance that we will effectively respond to the technological product requirements of the changing market, including having sufficient cash flow to make additional capital expenditures that may be required as a result of those changes. To the extent we are unable to respond to such technological product requirements, our operating results may suffer.

Our senior credit facility and the indenture for our senior subordinated notes impose restrictions that may restrict our ability to operate our business.

Our senior credit facility and the indenture for our senior subordinated notes contain covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities and sell all or substantially all of our assets. Additionally, we are required by our senior credit facility to maintain certain financial ratios. A breach of any of these covenants could result in a default under the senior credit facility or the indenture, which could allow the lenders or the noteholders to declare all amounts outstanding under the senior credit facility or the indenture immediately due and payable. If we are unable to repay outstanding borrowings when due, the lenders will have the right to proceed against the collateral granted to them under the senior credit facility, including our capital stock. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the senior credit facility and the indenture.

We are controlled by affiliates of Hicks, Muse, Tate & Furst, Incorporated, whose interests may be different than yours.

Approximately 44.3% of the common stock of Viasystems Group, Inc., our parent company, is controlled by affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”). In addition, a stockholders agreement among Viasystems Group, Inc., affiliates of HMTF and other existing holders of our common stock provides that we and those stockholders have agreed to take all actions necessary, including voting the shares held by those stockholders, to elect five designees of HMTF to our board of directors. Accordingly, HMTF controls the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, has significant influence over the direction of our management and policies. Using this influence, HMTF may take actions or make decisions that are not in the same interests of our other stockholders. In addition, HMTF is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to distribute dividends to our stockholder is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior credit facility and the indenture governing our senior subordinated notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of our senior credit facility and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us.

We are subject to environmental laws and regulations that expose us to potential financial liability.

Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of, or exposure to, hazardous materials and occupational health and safety. Violations of these laws can lead to material liability, fines or penalties. Compliance with these environmental laws is a major consideration in the fabrication of printed circuit boards because metals and other hazardous materials are used in the manufacturing process. In addition, it is possible that in the future new or more stringent requirements could be imposed. Various federal, state, local and foreign laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of those wastes, may be subject to potential financial exposure for costs associated with the investigation and remediation of sites at which such hazardous waste has been disposed, if those sites become contaminated. Liability may be imposed without regard to legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.

As a U.S. corporation with international operations, we are subject to the Foreign Corrupt Practices Act and a determination that we violated this act may affect our business and operations adversely.

As a U.S. corporation, we and our subsidiaries are subject to the regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we or any of our subsidiaries have violated the FCPA could have a material adverse effect on us.

We may be required to recognize additional impairment charges.

Pursuant to GAAP, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, such charges would reduce our consolidated net worth and our shareholder’s equity, increasing our debt-to-total-capitalization ratio. Such reduction in consolidated net worth and increase in debt as a percentage of total capitalization could result in a default under our senior credit facility.

We are subject to litigation that could adversely affect our operating results.

If we became the subject of legal proceedings, our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty. When appropriate and as required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. For a description of current legal proceedings, see “Legal Proceedings”.

Degrading of our debt ratings would adversely affect us.

Certain degrading by Moody's and S&P could make it more difficult for us to obtain new financing if we so choose.

Item 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

In addition to our executive offices in St. Louis, Missouri, as of December 31, 2005, we operate 12 principal manufacturing and 3 principal distribution facilities, located in 3 different countries with a total area of approximately 5.1 million square feet. All of our domestic owned properties are pledged to secure our indebtedness under our senior credit facility. Our leased properties are leased for terms ranging from one to ten years. The leases for our Qingdao, China and two of our Juarez, Mexico properties will expire within the next two years. We anticipate that we will be able to renew those leases on terms that are not materially different than the current terms.

Listed below are the principal manufacturing facilities we operated as of December 31, 2005:

Location	Size (Appx. Sq. Ft.)	Type of Interest	Description of Primary Products
United States
Milwaukee, Wisconsin	305,000	Leased	Custom metal enclosure fabrication
Mexico
Juarez, Mexico	69,000	Leased	Backpanel assembly and full system assembly
Juarez, Mexico (1)	178,000	Leased	Wire harness and cable assembly and subassembly
Juarez, Mexico (1)	54,000	Leased	Wire harness and cable assembly
Chihuahua, Mexico (1)	282,000	Owned	Wire harness and cable assembly
Chihuahua, Mexico (1)	253,000	Leased	Wire harness and cable assembly
Asia
Guangzhou, China (2)	2,250,000	Owned	Printed circuit board fabrication and wire harness
Zhongshan, China	799,000	Owned	Printed circuit board fabrication
Shanghai, China	430,000	Owned	Backpanel assembly, custom metal enclosure fabrication, and full system assembly
Shenzhen, China	286,000	Leased	Full system assembly/custom metal enclosure fabrication
Qingdao, China	54,000	Leased	Full system assembly/cable assembly

Listed below are the principal distribution facilities we operated as of December 31, 2005:

Location	Size (Appx. Sq. Ft.)	Type of Interest	Description of Primary Product Distributed
United States
El Paso, Texas (1)	96,000	Leased	Wire harnesses and cable assemblies
El Paso, Texas	8,000	Leased	Electromechanical solutions, backpanel assembly and full system assembly
Asia
Hong Kong	53,000	Owned	PCBs, backpanel assemblies, full system assemblies, and wire harnesses and cable assemblies
__________

(1)  This facility would be included in the sale of our wire harness business to Electrical Components International Holdings Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.

(2) In Guangzhou, we have a campus which we consider as two separate facilities. One facility is dedicated to printed circuit board fabrication (2,180,000 sq. ft.) and the other to wire harness production (70,000 sq. ft.). The wire harness production, which would be included in the sale of our wire harness business to Electrical Components International Holdings Company, will move to a newly leased facility that is currently under construction in Futian, China during the third quarter of 2006.

In addition to the facilities listed above, at December 31, 2005, we maintained several engineering, customer service, sales and marketing and other facilities throughout North America, Europe and Asia, all of which are leased.

ITEM 3. Legal Proceedings

On October 1, 2002, we and Group filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York seeking court supervision of our restructuring efforts and confirmation of our plan of reorganization. The plan of reorganization was confirmed on January 14, 2003 and we emerged from bankruptcy on January 31, 2003.

We have certain bankruptcy claims that remain unsettled and are subject to ongoing negotiations and litigation. The aggregate amount of the outstanding claims is $1.0 million. To the extent that these claims become allowed claims, the payment of these claims will be funded by the issuance of subordinated promissory notes pursuant to the terms of the plan of reorganization.

We are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contract claims as well as in connection with the Chapter 11 claims reconciliation process described above. We believe that any liability with respect to these proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flow.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5. Market For The Registrant's Common Stock And Related Stockholder Matters.

All of our outstanding common stock is held by Group, and accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.

ITEM 6. Selected Financial Data

The selected financial and other data below for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, present consolidated financial information of Viasystems and its Subsidiaries and have been derived from our audited consolidated financial statements.

You should read the selected historical consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this document.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Statement of Operations Data:
Net sales	$1,206,536	$864,047	$751,483	$901,363	$948,518
Cost of goods sold	1,042,886	697,802	597,546	728,249	788,840
Selling, general and administrative expenses	96,838	88,160	64,119	77,977	81,924
Stock compensation expense (1)	—	—	1,383	3,837	6,793
Depreciation	79,718	74,221	66,070	48,232	51,586
Amortization	46,574	16,344	3,065	1,570	1,436
Write-off of amounts due from affiliates (2)	144,099	—	—	—	—
Restructuring and impairment loss (3)	152,265	52,697	66,199	1,013	27,934
Goodwill impairment (4)	129,109	36,710	22,697	—	—
Loss (gain) on dispositions of businesses and joint venture interest, net (5)	—	85,531	1,226	(465)	—
Operating (loss) income	(484,953)	(187,418)	(70,822)	40,950	(9,995)
Interest expense, net	97,174	81,898	29,729	37,818	40,760
Amortization of deferred financing costs	4,013	4,955	104	1,305	1,613
Reorganization items:
Reorganization expenses (reversals) (6)	—	22,537	55,255	(9,776)	—
Loss from debt forgiveness (7)	—	—	1,517	—	—
Other expense (income), net	879	(900)	6,882	(987)	12,896
(Loss) income before income taxes	(587,019)	(295,908)	(164,309)	12,590	(65,264)
Income taxes	—	—	—	6,842	15,965
Net (loss) income	$(587,019)	$(295,908)	$(164,309)	$5,748	$(81,229)
Deficiency of earnings to cover fixed charges (8)	$(587,019)	$(295,908)	$(164,309)	$(36,049)	$(65,264)

Balance Sheet Data (as
of end of period):
Cash and cash equivalents	$34,202	$83,060	$62,676	$112,891	$35,923
Working capital (9)	122,054	(383,521)	111,573	151,478	91,735
Total assets	988,045	777,530	694,335	750,409	713,944
Total debt, including current maturities	1,040,919	1,125,189	456,243	465,555	462,535
Stockholder's (deficit) equity	(310,324)	(584,709)	2,480	56,534	(1,728)
__________
(1)
In connection with the reorganization, we terminated our 1997 and 2001 stock option plans and adopted our 2003 stock option plan. The options we have issued under the 2003 stock option plan have a fixed exercise price of $12.63 per share and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date, and one-third on the 36-month anniversary of the grant date. As a result of the termination of the 1997 and 2001 stock option plans and the adoption of the 2003 stock option plan, under provision of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, certain options issued under the 2003 stock option plan are treated as “variable” options. As a result we recorded non-cash compensation expense of $1,383 for the twelve months ended December 31, 2003. Effective January 1, 2004, we adopted SFAS No. 123, Accounting for Stock-Based Compensation.

(2)
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

(3)
Represents impairment losses related to the write-off of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" and Statement of Financial Accounting Standards No. 144 "Accounting for the impairment or disposal of long-lived assets," as applicable. In addition, due to the industry downturn, numerous restructuring charges were taken to downsize and close facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Restructuring, Impairment Charges and Losses on Disposal of Business" and Note 11 in the accompanying notes to the consolidated financial statements.

(4)
The goodwill impairment recognized in 2001 is attributable to $129,100 of goodwill impairment related to certain EMS acquisitions which were deemed impaired when assessing the carrying value of long-lived assets. The goodwill impairment recognized in 2002 is attributable to $13,400 of goodwill impairment recognized in our North American PCB reporting unit, $10,100 goodwill impairment recognition in our Asian EMS reporting unit and a $13,200 recognition of goodwill impairment in our North American EMS reporting unit. The goodwill impairment recognized in 2003 is attributable to $22,700 goodwill impairment recognition in our European PCB facility.

(5)
During 2002, in connection with the continued economic downturn, we sold six businesses, including our joint venture interest, and finalized the dispositions of several closed facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Restructuring, Impairment Charges and Losses on Dispositions of Businesses" and Note 11 in the accompanying notes to the consolidated financial statements.

(6)
Reorganization expenses consisted primarily of professional and bank fees and expenses related to the issuance of a promissory note to the Secretary of State for Trade and Industry of the United Kingdom incurred in conjunction with the reorganization. In May 2004, this promissory note was discharged in full as a result of proceeds received by the Secretary of State for Trade and Industry of the United Kingdom from the liquidation of Viasystems Tyneside Limited, resulting in a gain of $9,817.

(7)	In connection with the reorganization, we recorded a loss from debt forgiveness of $1,517 in respect to allowed senior subordinated note claims.

(8)
For purposes of calculating the deficiency of earnings to cover fixed charges, "earnings" represent earnings before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness, amortization of deferred financing costs and the portion (approximately 1/3) of rental expenses that management believes is representative of the interest component of rent expense.

(9)
Working capital for the year ended December 31, 2002 includes $526,000 of long-term debt classified as currently due in connection with the reorganization. Excluding this amount, working capital for the year ended December 31, 2002 would have been $142,500.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to our emergence from bankruptcy on January 31, 2003. Accordingly, the discussion and analysis of historical periods prior to that date does not reflect our new capital structure. You should read the following discussion of our financial condition and results of operations with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Part I “Cautionary Statements Concerning Forward-Looking Statements”.

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (PCBs), wire harnesses and electro-mechanical solutions (EMS). The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and a variety of complex medical and technical instruments. We currently have 12 manufacturing facilities, including 11 manufacturing sites in China and Mexico to take advantage of low cost, high quality manufacturing environments. In addition, in order to support our customers’ local needs we have maintained engineering and customer service centers in the Netherlands, Canada, England, China, Mexico and the United States.

We are a supplier to over 200 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Delphi Corporation, AB Electrolux, EMC Corporation, General Electric Company, Huawei Technologies Co Ltd., KIS Photo-Me Group, Lucent Technologies, Inc., Maytag Corporation, Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc., and Whirlpool Corporation. We have also forged strategic alliances with leading contract manufacturers such as Celestica, Inc. and Solectron Corporation. We supply PCBs to our contract manufacturing partners through these strategic alliances.

Recent Developments

On March 21, 2006, we entered into an agreement to sell our wire harness business to Electrical Components International Holdings Company (“ECI”), a newly formed affiliate of Francisco Partners, L.P., a private equity firm. Under the terms of the stock purchase agreement, ECI will purchase all of the outstanding capital stock of Wire Harness Industries, Inc., the entity through which we conduct the wire harness business, for approximately $320 million. The closing, which is subject to certain conditions, including obtaining regulatory and third party consents or approvals, is expected to be consummated by the end of the second calendar quarter 2006.

The sale will result in the disposition of most of our operations in Mexico and a small portion of our China operations, and will result in the reduction of our employee head count, as of December 31, 2005, from 25,738 to 18,642. Set forth below is summary balance sheet and income statement data (in thousands) for the wire harness business for the three years ended December 31, 2005.

		2004	2005
Total assets		$124,417	$127,903
Total liabilities		62,015	64,645

	2003	2004	2005
Net sales	$233,861	$271,328	$295,704
Operating income	25,046	38,673	36,951
Income before income taxes	24,597	38,656	37,162

The estimated net cash proceeds from the sale of our wire harness business of approximately $310 million will be applied to the repayment of all of our outstanding bank debt, with the remainder to be held for reinvestment in our ongoing businesses.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including: allowance for bad debts; valuation and recoverability of inventory; amortization periods; recoverability of long-term assets, intangible assets and goodwill; income taxes; and litigation. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when possession of goods is taken by the customer. All services are performed prior to invoicing customers for any products manufactured by the Company. Reserves for product returns are recorded based on historical trend rates at the time of sale.

Accounts Receivable

Accounts receivable balances represent customer trade receivables generated from the Company’s operations. To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require significant collateral. The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company for reasons including, but not limited to, bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records an allowance for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

Inventories

Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) or last-in, first-out (LIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead. LIFO is utilized for certain wire harness and assembly inventories. For the years ended December 31, 2004 and 2005, the percentage of consolidated net inventories valued at LIFO was 32% and 31%, respectively. (See Note 21 Subsequent Events.)

Inventories would have decreased by approximately $4,454 and $4,266 at December 31, 2004 and 2005, respectively, had the FIFO method been used to determine purchased inventory cost of all inventories. During 2005, certain inventory quantity reductions caused a liquidation of LIFO inventory values. The liquidation increased net loss by $275 (net of $0.00 income taxes).

Valuation of Goodwill and other Intangible Assets

We assess the impairment of goodwill and other indefinite lived intangible assets annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

• significant underperformance relative to historical or projected future operating results;

• significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

• significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

For the year ended 2003, we recognized impairment in our European PCB reporting unit of $22.7 million. For the years ended December 31, 2004 and 2005, we recognized no goodwill impairment.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent, feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Similarly, should we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

For the years ended December 31, 2003, 2004 and 2005, we had a valuation allowance of $707.3 million, $398.9 million and $466.1 million, respectively.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. A significant portion of our expenses and some of our sales are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

Restructuring, Impairment Charges and Losses on the Dispositions of Businesses

In 2003, our facility in Portland, Oregon was sold and three facilities were either downsized or incurred impairment charges (Montreal, Canada (2 facilities), Echt, the Netherlands, Coventry, England, and Richmond, Virginia) at a cost of $7.8 million.

In 2004, two facilities were downsized and incurred restructuring and impairment charges (Montreal, Canada and Echt, the Netherlands) at a cost of $6.4 million.

In 2005, four facilities were closed and incurred restructuring and impairment charges (Montreal, Canada (2 facilities), Echt, the Netherlands and Mishawaka, Indiana).

Below is a table summarizing restructuring and impairment charges and losses on the dispositions of businesses for the years ended December 31, 2003, 2004 and 2005. A detailed discussion of these restructuring and impairment charges and losses on the disposals of business is set forth in our consolidated financial statements and the notes thereto included elsewhere in this document.

	Year Ended
	December 31,

	2003	2004	2005
		(in thousands)
Restructuring and Impairment Charges
Personnel and services	$827	$2,057	$23,378
Lease and other collateral commitments	—	(5,861)	2,733
Other	—	253	—
Asset impairments	65,372	4,564	1,823
Total	$66,199	$1,013	$27,934

The Reorganization

The telecommunications and networking industries experienced a dramatic economic downturn during 2001 and 2002, which had a significant adverse impact on our sales and cash flow, and ultimately impeded our ability to service our long-term debt. As a consequence, after reviewing our business and prospects, our board of directors concluded that the long-term interests of our business and of our creditors and equity holders would be best served by a consensual restructuring implemented under chapter 11 of the Bankruptcy Code for the purpose of reducing our debt and strengthening our balance sheet. On October 1, 2002, we filed a consensual pre-packaged plan of reorganization under chapter 11 of the Bankruptcy Code, which was confirmed on January 14, 2003, and was consummated on January 31, 2003. In connection with our reorganization, we extinguished approximately $716.6 million of indebtedness in exchange for 4.3 million shares of Group senior convertible preferred stock with an aggregate liquidation preference of $53.7 million, 1.2 million shares of Group junior preferred stock with an aggregate liquidation preference of $120.1 million and 20.7 million shares of Group common stock. Also in connection with our reorganization, all of the then outstanding Group preferred stock and common stock was cancelled, in the case of the preferred stock, in exchange for warrants to purchase Group common stock.

Our senior secured indebtedness was restructured in connection with our reorganization under a new senior credit facility providing for term loans of approximately $447.9 million (subsequently paid down in 2003; with the issuance of the $200 million 10½% Senior Subordinated Notes) and revolving credit loans of approximately $51.3 million. See Note 10 in the accompanying notes to the consolidated financial statements.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,

	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Operating expenses:
Cost of goods sold	79.5	80.8	83.2
Selling, general and administrative expenses	8.5	8.7	8.6
Stock compensation expense	0.2	0.4	0.7
Depreciation	8.8	5.4	5.4
Amortization of intangible assets	0.4	0.2	0.2
Restructuring and impairment charge	8.8	0.1	2.9
Goodwill impairment	3.0	0.0	0.0
Loss (gain) on dispositions of assets, net	0.2	(0.1)	0.0
Operating (loss) income	(9.4)	4.5	(1.0)
Other expenses:
Interest expense, net	4.0	4.2	4.3
Amortization of deferred financing costs	0.0	0.1	0.2
Reorganization expenses (reversals)	7.4	(1.1)	0.0
Loss from debt forgiveness	0.2	0.0	0.0
Other expense (income), net	0.9	(0.1)	1.4
(Loss) Income before income taxes	(21.9)	1.4	(6.9)
Income taxes	0.0	0.8	1.7
Net (loss) income	(21.9)%	0.6%	(8.6)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Net sales for the year ended December 31, 2005 were $948.5 million, representing a $47.1 million, or 5.2% increase, over net sales for the year ended December 31, 2004. This increase was primarily a result of the installation of additional capacity in our China printed circuit board operations and increased market share with certain customers.

Sales of printed circuit boards produced in China, including sales to our own assembly operations, increased by approximately $76.2 million, or 22.2%, as a result of increased demand from certain existing customers, our migration of business from western world manufacturing sites and the installation of additional capacity. Sales of our assembly services and products increased by approximately $9.5 million, or 1.9%, due to increased market share with select customers that purchase our wire harnesses and cable assemblies, in addition to increased customer demands for existing and new programs within our Asian electro-mechanical solutions facilities.

On February 25, 2005, we announced our intent to close our North American and European printed circuit board facilities located in Montreal, Canada and Echt, the Netherlands, respectively, and final product shipments from both sites were made early in the third quarter of 2005. For the year ended December 31, 2005, sales of printed circuit boards produced in our western world operations totaled $36.7 million compared to $75.4 million for the year ended December 31, 2004, representing a decrease of $38.7 million, or 51.3%. On March 21, 2006, we entered into an agreement to sell our wire harness business. For the year ended December 31, 2005, sales of the wire harness business were $295.7 million compared to $271.3 million for the year ended December 31, 2004, representing an increase of $24.4 million, or 9.0%. If we had excluded the western world printed circuit board facilities and the wire harness business from sales for the years ended December 31, 2004 and 2005, we would have reported net sales of $554.7 million and $616.1 million, respectively. Excluding the western world printed circuit board operations and the wire harness business, our sales increased $61.4 million, or 11.1% for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Cost of goods sold for the year ended December 31, 2005 was $788.8 million, or 83.2% of net sales, compared to $728.2 million or 80.8% of net sales for the year ended December 31, 2004. As a percent of net sales, direct and indirect labor costs decreased by approximately 0.8% for the year ended December 31, 2005, compared to 2004, in large part as a result of our transfer of production from western world sites to our lower cost sites in China. However, our labor cost savings were more than offset by net increases in direct and indirect materials costs as a percentage of net sales of approximately 3.0% for the year ended December 31, 2005 compared to 2004. The change in materials costs as a percent of net sales related primarily (approximately 2.4%) to commodity costs for petroleum products and metals used in our manufacturing processes, and in part (approximately 0.6%) to increased scrap experience and materials losses resulting from our site closures and production transfers during 2005.

Selling, general and administrative expenses for the year ended December 31, 2005 increased by $3.9 million, from $78.0 million for the year ended December 31, 2004, to $81.9 million for the year ended December 31, 2005. As a percent of sales, these cost decreased 0.1%. The dollar increase was primarily due to increased freight costs of $4.1 million, regular inflation of $2.3 million, Sarbanes-Oxley Section 404 preparation costs of $1.7 million and other costs of $0.4 million, partially offset by a lower incentive compensation expense of $4.4 million.

Stock compensation expense (non-cash) increased by $3.0 million, from $3.8 million for the year ended December 31, 2004to $6.8 million for the year ended December 31, 2005. The difference in the expense recognized is attributable to when options were issued under the 2003 stock option plan, as compared to when options vest.

Depreciation and amortization increased $3.2 million, from $49.8 million for the year ended December 31, 2004, to $53.0 million for the year ended December 31, 2005. The increase is attributable to additional capital investment in property, plant and equipment in our China printed circuit board facilities over recent periods partially offset by reductions in depreciation at our closed western world printed circuit board operations.

Restructuring and impairment expenses totaled $27.9 million for the year ended December 31, 2005. For a more detailed analysis of these activities, see Note 11 in the accompanying notes to the consolidated financial statements.

Interest expense increased $3.0 million, from $37.8 million for the year ended December 31, 2004, to $40.8 million for the year ended December 31, 2005. The increase is due to the full year effect of the additional debt associated with the third amendment to the 2003 Credit Agreement and increased interest rates over the year ended December 31, 2004.

Amortization of deferred financing costs increased $0.3 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. This increase was due to the amortization of deferred financing fees incurred with cost associated with the October 7, 2004 and the April 22, 2005 amendments to the credit agreement.

Other expense (income), net for the year ended December 31, 2005 is made up of a) $10.9 million of a net translation adjustment transferred as a result of the reversal of cumulative translation adjustments required in connection with the liquidation of foreign investments (from the closure of the Montreal, Canada and Echt, the Netherlands printed circuit board operations), b) $1.5 million related to the monitoring and oversight agreement (see Note 20 in the accompanying notes to the Financial Statements), c) $0.7 million of foreign currency translation and d) ($0.3) of other.

Income taxes for the year ended December 31, 2005 were $16.0 million compared to $6.8 million for the year ended December 31, 2004. This relates primarily to provisions for foreign tax requirements measured as of December 31, 2005.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

Net sales for the year ended December 31, 2004 were $901.4 million, representing a $149.9 million, or 19.9% increase, from the year ended December 31, 2003. The increase was primarily a result of the overall market recovery and increased market share with select customers. Sales of China printed circuit boards increased $55.9 million, or 19.4%, as a result of greater product demand and the installation of additional capacity. Sales of western world printed circuit boards decreased $7.2 million, or 6.8% due to reduced market demand in the western world printed circuit board market primarily as a result of migration of manufacturing to China. Sales of Assembly increased $90.0 million, or 29.3% due to greater product demand and additional product wins. The future mix of business is dependent upon available capacity, demand for our customer’s end products and individual program wins across all customers.

Cost of goods sold for the year ended December 31, 2004 was $728.2 million, or 80.8% of net sales, compared to $597.5 million, or 79.5% of net sales, for the year ended December 31, 2003. Cost of goods sold as a percent of net sales increased primarily as a result of higher printed circuit board material costs, higher scrap rates in our western world printed circuit board fabrication facilities and the negative effect of the strengthening of the Canadian Dollar and Euro.

Selling, general and administrative expenses for the year ended December 31, 2004 increased by $13.9 million, from $64.1 million for the year ended December 31, 2003, to $78.0 million for the year ended December 31, 2004. These costs increased due to the overall growth of the Company.

Depreciation and amortization decreased $19.3 million, from $69.1 million for the year ended December 31, 2003, to $49.8 million for the year ended December 31, 2004. This decrease was primarily due to the fixed asset impairments we recognized during 2003 from the application of SFAS 144.

Interest expense increased $8.1 million, from $29.7 million for the year ended December 31, 2003, to $37.8 million for the year ended December 31, 2004. This increase in interest expense was due to our increased indebtedness with the issuance of the senior subordinated notes due 2011 in late 2003 and partially offset by our ability to negotiate lower interest rates on our senior credit facility.

Amortization of deferred financing costs increased $1.2 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase was due to the amortization of deferred financing fees incurred with the issuance of the senior subordinated notes due 2001.

Cash Flow

Net cash provided by operating activities was $11.6 million for the year ended December 31, 2005, compared to net cash provided by operating activities of $65.9 million for the year ended December 31, 2004. The change in operating cash flow was primarily due to the increase in restructuring and impairment charges from the closure of our western world printed circuit board operations and the increases in material costs, energy costs and shipping costs.

Net cash used in investing activities was $85.0 million for the year ended December 31, 2005, compared to $71.9 million for the year ended December 31, 2004 The increase in 2005 is attributable to the Company’s capital expansion in China.

Net cash used by financing activities was $3.2 million for the year ended December 31, 2005, compared to net cash provided in financing activities of $56.4 million for the year ended December 31, 2004. The net cash used by financing activities for the year ended December 31, 2005, was primarily related to the scheduled principal payments under the 2003 Credit Agreement while the net cash provided by financing activities for the year ended December 31, 2004, related principally to equity proceeds from the sale of additional shares of Group’s common stock that was contributed to us and additional proceeds from amending the 2003 Credit Agreement.

Financing Arrangements

Concurrently with the consummation of our reorganization, we entered into a credit agreement among JPMorgan Chase Bank, as administrative agent, and the several banks and financial institutions party thereto, which provides for a senior credit facility consisting of a $69.4 million three-and-one-half year amortizing tranche A term loan facility (subsequently paid down in 2003, with the issuance of the $200 million 10½% Senior Subordinated Notes), a $378.5 million, five-and-one-half year amortizing tranche B term loan facility (subsequently paid down in 2003; see below) and a five year revolving credit facility in an amount of $51.3 million (including, as a sub-facility of the revolving credit facility, a $15 million letter of credit facility).

In December 2003, we completed an offering of $200 million of 10½% Senior Subordinated Notes due 2011. The proceeds from this offering were used to repay in full approximately $69.4 million outstanding under the tranche A term loan facility and to repay approximately $136.1 million of the tranche B term loan facility. In connection with the consummation of the debt offering, we were able to amend the terms of our senior credit facility.

On October 7, 2004, Group, as guarantor, and Viasystems, as borrower, amended the 2003 Credit Agreement to provide for a new $265 million term loan facility (new “Tranche B Term Loan”). The proceeds from the New Tranche B Term Loan were used to extinguish the net remaining balance then outstanding under the original Tranche B Term Loan.

On October 7, 2004, Group completed a Rights Offering whereby Group sold 5,555,555 shares of common stock at $9.00 per share to current holders of Group’s common stock. The proceeds, net of issuance costs, of $47.1 million, were contributed to the Company. The proceeds from this offering were used for general working capital purposes and in the expansion of our printed circuit board operations in China.

In conjunction with the Company’s plan of reorganization approved by the Bankruptcy Court, a £12 million (approximately $18 million) loan guaranteed by the Company was cancelled and in exchange the Department of Trade and Industry (the “DTI”) received a note (the “DTI Note”) in an amount equal to £9 million with interest payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter and principal payments from December 31, 2008 through December 31, 2010. In May 2004, the DTI Note was discharged in full as a result of proceeds received by the DTI from the liquidation of Viasystems Tyneside Limited, resulting in a gain of $9,798.

On April 22, 2005, we executed a fourth amendment of our 2003 Credit Agreement. This amendment, among other items, provides an add-back of up to $26.1 million of cash restructuring charges in the definition of EBITDA (as defined in the 2003 Credit Agreement). In addition, the amendment allows us to exclude the operating results of Echt and Canada from our covenant calculations.

In the first quarter of 2006, we borrowed an additional $20 million from our revolving credit facility under the 2003 Credit Agreement for general operating purposes bringing our current borrowings, as of March 31, 2006, pursuant to the 2003 Credit Agreement to $282.4 million.

On March 21, 2006, we entered into an agreement to sell our wire harness business to Electrical Components International Holdings Company (“ECI”), a newly formed affiliate of Francisco Partners, L.P., a private equity firm. Under the terms of the stock purchase agreement, ECI will purchase all of the outstanding capital stock of Wire Harness Industries, Inc., the entity through which we conduct the wire harness business, for approximately $320 million, subject to a working capital adjustment and certain other adjustments. The closing, which is subject to certain conditions, including obtaining regulatory and third party consents or approvals, is expected to be consummated by the end of the second calendar quarter 2006.

The estimated net cash proceeds from the sale of our wire harness business of approximately $310 million will be applied to the repayment of all of our outstanding bank debt, with the remainder to be held for reinvestment in our ongoing businesses.

Off Balance Sheet Arrangements

None.

Liquidity

We had cash and cash equivalents at December 31, 2004 and December 31, 2005, of $112.9 million and $35.9 million, respectively. We had no outstanding balance under our revolving credit facility at December 31, 2004 or December 31, 2005. In the first quarter of 2006, we borrowed $20 million from our revolving credit facility under the 2003 Credit Agreement for general operating purposes bringing our current borrowings, as of March 31, 2006, pursuant to the 2003 Credit Agreement to $282.4 million.

We anticipate making capital expenditures of approximately $80 to $85 million (of which approximately $14 million relates to the wire harness business in 2006.) We believe that cash flow from operations, cash proceeds from property held for sale, available cash on hand and the cash available from our revolving credit facility and cash proceeds from the sale of the wire harness business will be sufficient to fund our capital expenditures and other currently anticipated cash needs. The estimated net cash proceeds from the sale of our wire harness business of approximately $310 million will be first applied to the repayment of all of our outstanding bank debt with the remainder to be held for reinvestment in our ongoing businesses. We anticipate that we will enter into a new or amended credit facility to provide us with liquidity for operational flexibility.

Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior credit facility and our ability to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

The following table provides our material debt, capital lease and operating lease payments as of December 31, 2005:

Contractual Obligation	Total	Less Than 1 year	1 — 3 years	3 — 5 years	More Than 5 years
	(in millions)
Senior credit facility(a)	$262.4	$2.7	$5.3	$254.4	$—
Interest on senior credit facility(b)	92.6	23.4	46.3	22.9	—
Senior subordinated notes	200.0	—	—	—	200.0
Interest on senior subordinated notes	105.9	21.0	42.0	42.0	0.9
Capital lease and other payments	0.2	0.2	—	—	—
Operating leases	53.2	12.0	14.6	10.3	16.3
Restructuring payments	6.1	4.7	0.8	0.4	0.2
Total contractual obligations	$720.4	$64.0	$109.0	$330.0	$217.4

(a)
In the first quarter of 2006, we borrowed $20 million from our revolving credit facility under the 2003 Credit Agreement bringing our current borrowings, as of March 31, 2006, pursuant to the 2003 Credit Agreement to $282.4 million. The revolving portion of the 2003 Credit Agreement expires in January 2008; however, we expect that upon the consummation of the sale of our wire harness business, all outstanding balances of the 2003 Credit Agreement will be paid off.

(b)	Assuming a 9.0% interest rate.

Net Operating Losses

For United States federal income tax purposes we had net operating loss carryforwards, or NOLs, amounting to approximately $803.3 million as of December 31, 2005. These NOLs expire in 2019 through 2025 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences more that a 50% change in ownership during certain periods. We believe an ownership change occurred in January 2003 in connection with the reorganization. As a consequence, the utilization of our NOLs is limited pursuant to Section 382 to approximately $19.7 million per year, with any unused portion carried over to succeeding years. Further changes in ownership in future periods could substantially restrict our ability to utilize our tax net operating loss carryforwards. In addition, as of December 31, 2005 we had NOLs of $23.8 million in Hong Kong, $0.3 million in China, $27.6 million in the United Kingdom, $68.9 million in Luxembourg, $128.3 million in Canada and $15.9 million in the Netherlands. These NOLs carry forward indefinitely, except for the Canadian NOLs which expire in 2007 through 2012.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2004 and 2005 was approximately $167.8 million and $193.9 million, respectively. Included in the December 31, 2005, backlog is $71.2 million related to the wire harness business. On March 21, 2006, we entered into an agreement to sell our wire harness business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”. The increase in backlog from December 31, 2004, was due to increased customer demand at our Asian printed circuit board facilities and at our Chinese electro-mechanical solutions facilities. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Recently Issued Accounting Pronouncements

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

Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (as interpretation of FASB Statement No. 143) was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. We have determined that conditional legal obligations do not exist for any of our worldwide owned and leased facilities. This is primarily due to our large international presence (95.0% of net sales) being in the low cost areas of the world, whereby, the local jurisdictions do not have the environment laws and regulations that pertain to our facilities and manufacturing operations.

In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 51 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The adoption of SFAS No. 151 will not have an impact on the financial position or results of operations, as the Company does not have any “abnormal” costs that are currently included in inventory.

Related Party Transactions

Purchases from International Wire Group, Inc.

In March 2000, we acquired the wire harness business of International Wire Group, Inc. (“International Wire”), which at the time was an affiliate of HMTF. Our wire harness operations, in accordance with a supply agreement entered into in connection with our acquisition of the wire harness business, purchased an aggregate of $42.1 million of insulated wire products from International Wire in the year ended December 31, 2005. The terms of the supply agreement are consistent with terms prevailing in an arms length transaction. The negotiated terms of the supply agreement include the pricing, purchase commitment, payment, quality and liability terms. On December 31, 2005, the supply agreement with International Wire expired by its terms. On March 21, 2006, we entered into an agreement to sell our wire harness business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.

Mr. Hamwee and Mr. Cummings, both members of our board of directors, are affiliates of GSCP (NJ), Inc. (“GSC”). GSC owns 27.0% of Group’s outstanding common stock and 16.9% of International Wire Mr. Hamwee is a member of the Board of Directors of International Wire. As of November 2004, HMTF was no longer affiliated with International Wire.

Under the terms of the purchase agreement, International Wire agreed to indemnify us for various matters associated with the pre-acquisition operations of the wire harness business, including product liability claims related to hose assemblies manufactured by one of the acquired companies through 1997. Certain claims have been asserted against International Wire by insurers as subrogees of their insured homeowners with respect to property damages arising from the failure of allegedly defective washing machine hose assemblies manufactured by one of the acquired companies. International Wire and its insurers to date have defended and/or settled all such claims consistent with their indemnity obligations. International Wire filed for protection under chapter 11 of the U.S. Bankruptcy Code on March 24, 2004. On August 5, 2004, International Wire’s plan of reorganization was confirmed and on October 20, 2004, International Wire emerged from bankruptcy. Under the terms of International Wire’s plan of reorganization, it assumed the obligations under its indemnity to us. While International Wire has advised us that it believes that it will be financially capable of honoring any further claims, there can be no assurance of the foregoing, in which case insurers could potentially assert claims directly against one of the acquired companies.

Monitoring and Oversight Agreement

We entered into a ten-year monitoring and oversight agreement with an affiliate of HMTF, effective as of January 31, 2003. Under the monitoring and oversight agreement, we are required to pay HMTF an annual fee, payable quarterly, for oversight and monitoring services equal to the lesser of (1) 2% of its consolidated EBITDA for such year and (2) $1.5 million. The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HMTF may elect to defer the payment of their fees, in which case these amounts will become due and payable at such time as HMTF elects to require the payment of these obligations. The monitoring and oversight agreement makes available the resources of HMTF concerning a variety of financial and operational matters. Historically, these services have been provided not only by Mr. Furst and Mr. Rosen, outside the scope of their duties as our directors, but also from numerous other principals and employees of HMTF. Mr. Furst and Mr. Rosen are each principals of HMTF. HMTF has performed various monitoring and oversight services, including providing input in management’s establishment of our financial and strategic acquisition plans. HMTF monitors the viability and implementation of our strategic plan through actions such as review of monthly financial data, management briefings and facility visits. HMTF is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement. In addition, we have agreed to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by HMTF under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2004 and 2005, approximately $265.0 million and $262.4 million, respectively, of our long-term debt, bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 2004 and 2005, would have increased by approximately $5.3 and $5.2 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. A significant portion of our expenses and some of our sales are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8. Financial Statements

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Viasystems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viasystems, Inc. and its subsidiaries as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Dallas, Texas

March 29, 2006

Viasystems, Inc. & Subsidiaries

Consolidated Balance Sheets

	Year Ended December 31,

	2004	2005
ASSETS
	(In thousands)
Current assets:
Cash and cash equivalents	$112,891	$35,923
Accounts receivable, net of allowance for doubtful accounts of $13,827 and $10,732, respectively	140,618	141,890
Inventories	103,904	105,953
Property held for sale	6,913	16,583
Prepaid expenses and other	14,807	22,687
Total current assets	379,133	323,036
Property, plant and equipment, net	233,764	255,654
Deferred financing costs, net	8,931	7,699
Goodwill	109,980	110,238
Intangible assets, net	9,985	8,836
Other assets	8,616	8,481
Total assets	$750,409	$713,944

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$151,247	$159,269
Accrued and other liabilities	68,542	68,489
Income taxes payable	4,937	715
Current maturities of long-term debt	2,929	2,828
Total current liabilities	227,655	231,301
Deferred taxes	2,321	8,653
Accrued income taxes	―	14,289
Long-term debt, less current maturities	462,626	459,707
Other non-current liabilities	1,273	1,722
Total liabilities	693,875	715,672
Commitments and contingencies Stockholder’s equity (deficit)
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	―	―
Paid-in capital	2,426,794	2,433,587
Accumulated deficit	(2,356,426)	(2,437,655)
Accumulated other comprehensive (loss) income	(13,834)	2,340
Total stockholder’s equity (deficit)	56,534	(1,728)
Total liabilities and stockholder’s equity (deficit)	$750,409	$713,944

The accompanying notes are an integral part of the consolidated financial statements.

Viasystems, Inc. & Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,

	2003	2004	2005
	(In thousands)

Net sales	$751,483	$901,363	$948,518
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	597,546	728,249	788,840
Selling, general and administrative	64,119	77,977	81,924
Stock compensation expense	1,383	3,837	6,793
Depreciation	66,070	48,232	51,586
Amortization	3,065	1,570	1,436
Restructuring and impairment charges	66,199	1,013	27,934
Goodwill impairment	22,697	—	—
Loss (gain) on dispositions of businesses, net	1,226	(465)	—
Operating (loss) income	(70,822)	40,950	(9,995)
Other expenses (income):
Interest expense, net	29,729	37,818	40,760
Amortization of deferred financing costs	104	1,305	1,613
Reorganization items:
Reorganization expenses (reversals)	55,255	(9,776)	—
Loss from debt forgiveness	1,517	—	—
Other expense (income), net	6,882	(987)	12,896
(Loss) income before income taxes	(164,309)	12,590	(65,264)
Income taxes	—	6,842	15,965
Net (loss) income	$(164,309)	$5,748	$(81,229)

The accompanying notes are an integral part of the consolidated financial statements.

Viasystems, Inc. & Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Income (Loss)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated and Other Comprehensive Income (Loss)	Total

	(In thousands)

Balance at December 31, 2002		$$1,634,512	$(2,197,865)	$(21,356)	$(584,709)

Comprehensive loss:
Net loss	—	—	(164,309)	—	(164,309)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	11,969	11,969
Total comprehensive loss					(152,340)
Capital contribution by Group	—	738,146	—	—	738,146
Stock compensation expense	—	1,383	—	—	1,383
Balance at December 31, 2003	$—	$2,374,041	$(2,362,174)	$(9,387)	$2,480

Comprehensive income:
Net income	—	—	5,748	—	5,748
Foreign currency translation adjustments, net of taxes of $0	—	—	—	(4,447)	(4,447)
Total comprehensive income					1,301
Capital contribution by Group	—	48,916	—	—	48,916
Stock compensation expense	—	3,837	—	—	3,837
Balance at December 31, 2004	$—	$2,426,794	$(2,356,426)	$(13,834)	$56,534

Comprehensive income:
Net loss	—	—	(81,229)	—	(81,229)
Change in fair value of derivatives	—	—	—	75	75
Foreign currency translation adjustments, net of taxes of $0	—	—	—	16,099	16,099
Total comprehensive loss					(65,055)
Stock compensation expense	—	6,793	—	—	6,793
Balance at December 31, 2005	$—	$2,433,587	$(2,437,655)	$2,340	$(1,728)

The accompanying notes are an integral part of the consolidated financial statements.

Viasystems, Inc. & Subsidiaries

Consolidated Statements of Cash Flows
	Year Ended December 31,

	2003	2004	2005
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(164,309)	$5,748	$(81,229)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	69,135	49,802	53,022
Translation adjustment, net	—	—	10,923
Non-cash stock option compensation charge	1,383	3,837	6,793
Deferred taxes	1,725	4,565	3,739
Impairment of assets	65,372	4,564	1,823
Amortization of deferred financing costs	104	1,305	1,613
Loss on sale of property, plant and equipment	31	931	711
Gain from sale of North Tyneside facility	—	(9,789)	—
Loss (gain) on dispositions of businesses	1,226	(465)	—
Write-off of deferred financing fees, premium and discount related to debt forgiveness	53,203	—	—
Goodwill impairment	22,697	—	—
Loss from debt forgiveness	1,517	—	—
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(14,058)	(4,665)	(1,568)
Inventories	(10,150)	(15,221)	(1,230)
Prepaid expenses and other	(10,912)	20,070	(3,139)
Intercompany receivable with Viasystems Group, Inc.	4,551	(6,087)	(143)
Accounts payable and accrued and other liabilities	33,136	13,660	10,854
Income taxes payable	(6,241)	(2,338)	9,477
Net cash provided by operating activities	48,410	65,917	11,646
Cash flows from investing activities:
Capital expenditures	(47,506)	(72,006)	(85,032)
Sale of property, plant and equipment	620	73	10
Sale of businesses and joint venture interest	(138)	—	—
Net cash used in investing activities	(47,024)	(71,933)	(85,022)
Cash flows from financing activities:
Repayment of amounts due under credit facilities	(205,500)	(243,260)	(2,650)
Financing fees and other	(6,334)	(1,430)	(321)
Repayment of other long-term and capital lease obligations	(144)	(273)	(274)
Proceeds from issuance of long-term debt under credit facilities	—	265,000	—
Capital contributed by Group	102	48,916	—
Repayment of amounts due under note due to the Department of Trade and Industry	(3,127)	(12,549)	—
Proceeds from issuance of long-term debt under senior subordinated notes	200,000	—	—
Net cash (used in) provided by financing activities	(15,003)	56,404	(3,245)
Effect of exchange rate changes on cash and cash equivalents	(6,767)	(173)	(347)
Net change in cash and cash equivalents	(20,384)	50,215	(76,968)
Cash and cash equivalents at beginning of year	83,060	62,676	112,891
Cash and cash equivalents at end of year	$62,676	$112,891	$35,923

The accompanying notes are an integral part of the consolidated financial statements.

Viasystems, Inc. & Subsidiaries

Notes to Consolidated Financial Statements
(In thousands)

1. Basis of Presentation and Summary of Significant Accounting Policies

Viasystems, Inc. (“Viasystems” or the “Company”), a wholly owned subsidiary of Viasystems Group, Inc., (“Group”), was formed on April 2, 1997. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries. Prior to the contribution of capital by Group, Viasystems had no operations of its own. The consolidated financial statements included herein present the results of operations of Viasystems and its subsidiaries. As used herein, the “Company” refers to Viasystems and its subsidiaries subsequent to the capital contribution by Group and to Group and its subsidiaries prior to such capital contribution.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars based on current exchange rates, and any resulting translation adjustments are included in Accumulated other comprehensive (loss) income. The accumulated other comprehensive (loss) income amount also reflects foreign currency exchange rate changes related to certain qualifying assets and liabilities (deemed long-term in nature) denominated in currencies other than an entity’s functional currency. The net translation adjustment for the year ended December 31, 2005 was $16,099 (net of tax of $0.0). An adjustment of $10,923 reflects amounts transferred to other expense as a result of the reversal of cumulative translation adjustments required in connection with the liquidation of foreign investments (from the closure of the Montreal, Canada and Echt, the Netherlands printed circuit board operations). The remaining $5,176 was the result of currency rate changes during the year.

Also included in the net income are the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the impact of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities; for additional discussion of hedging activities, see Note 15.

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

Accounts Receivable

Accounts receivable balances represent customer trade receivables generated from the Company’s operations. To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require significant collateral. The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company for reasons including, but not limited to, bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount that is believed reasonably collectible. The Company also records an allowance for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experiences. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

Inventories

Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) or last-in, first-out (LIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead. LIFO is utilized for certain wire harness and assembly inventories. For the years ended December 31, 2004 and 2005, the percentage of consolidated net inventories valued at LIFO was 32% and 31%, respectively. (See Note 21 Subsequent Events.)

Inventories would have decreased by approximately $4,454 and $4,266 at December 31, 2004 and 2005, respectively, had the FIFO method been used to determine inventory cost of all inventories. During 2005, certain inventory quantity reductions caused a liquidation of LIFO inventory values. The liquidation increased net loss by $275 (net of $0 income taxes).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Repairs and maintenance that do not extend the useful life of an asset, are charged to expense as incurred. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when possession of goods is taken by the customer. All services are performed prior to invoicing customers for any products manufactured by the Company. Reserves for product returns are recorded based on historical trend rates at the time of sale.

Shipping Costs

Costs incurred by the Company to ship finished goods to our customers are included in Selling, general and administrative on the Consolidated Statement of Operations. These costs were $3,575, $6,598 and $10,664 in 2003, 2004, and 2005, respectively.

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

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including: allowance for bad debts; valuation and recoverability of inventory; amortization periods; recoverability of long-term assets, intangible assets and goodwill; income taxes; and litigation. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

The fair market values of the Company’s long-term obligations are as follows:

	December 31,
	2004	2005
Senior Subordinated Notes due 2011	$196,000	$191,750
Credit Agreement	$267,995	$262,350

The Company determined the 2004 and 2005 fair values of the Senior Subordinated Notes due 2011 using published market values from third party sources. The Company determined the 2004 and 2005 fair values of the credit agreement using the credit agreement trading values from a third party source. In addition, the Company has various other insignificant long-term obligations, and the fair values of these obligations are estimated by management to be equal to the carrying value.

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

Group, the holding company parent of Viasystems, maintains a stock option plan. The Company records expenses attributable to Group’s stock option plan. In connection with the Company’s plan of reorganization pursuant to chapter 11 of the United States Bankruptcy Code (the “Reorganization”), the Company terminated its 1997 and 2001 stock option plans and adopted the 2003 stock option plan. The options issued under the 2003 stock option plan have a fixed exercise price of $12.63 per share and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date. As a result of the termination of the 1997 and 2001 stock option plans and the adoption of the 2003 stock option plan, under provisions of Financial Interpretation Number (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, certain options issued under the 2003 stock option plan were treated as “variable” options. As a result, the Company recorded non-cash compensation expense of $1,383 for the year ended December 31, 2003.

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by the Company as described in SFAS No. 148, compensation cost recognized for the year ended December 31, 2004 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. As a result, the Company recorded non-cash compensation expense of $3,837 and $6,793, for the years ended December 31, 2004 and 2005, respectively. For the year ended December 31, 2004, the stock compensation expense was $3,387, of which, $3,722 related to selling, general and administrative expenses and $115 related to cost of goods sold. For the year ended December 31, 2005, the stock compensation expense was $6,793, of which, $6,555 related to selling, general and administrative expenses and $238 related to cost of goods sold. As required under SFAS No. 123, the pro forma effects of stock-based compensation on net (loss) income are as follows:

	2003	2004	2005
Net (loss) income, as reported	$(164,309)	$5,748	$(81,229)
Plus: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	1,383	3,837	6,793
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,932)	(3,837)	(6,793)
Pro forma net (loss) income	$(178,858)	$5,748	$(81,229)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	2003	2004	2005
Expected life of options	5 years	5 years	5 years
Risk-free interest rate	4.01%	3.50%	4.00%
Expected volatility of stock	50%	50%	50%
Expected dividend yield	None	None	None

Recently Issued Accounting Pronouncements

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) (revised 2004), Share-Based Payment and certain SEC rules and regulations. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and non-GAAP financial measures. The Company adopted the provisions of SFAS No. 123 on January 1, 2004. Adoption of SAB No. 107 is required for all fiscal years beginning after December 15, 2005. Therefore the Company will adopt SAB No. 107 effective January 1, 2006. The Company is evaluating what effect the adoption of SFAS No. 123(R) or SAB No. 107 will have on its consolidated financial position, results of operations or cash flows.

Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (as interpretation of FASB Statement No. 143)” was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. We have determined that conditional legal obligations do not exist for any of our worldwide owned and leased facilities. This is primarily due to our large international presence (95.0% of net sales) being in the low cost areas of the world, where there are no local environment laws and regulations that pertain to our facilities and manufacturing operations.

In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 51 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The adoption of SFAS No. 151 will not have an impact on the financial position or results of operations, as the Company does not have any “abnormal” costs that are currently included in inventory.

2. Supplemental Cash Flow Disclosure

Cash paid for interest for the years ended December 31, 2003, 2004 and 2005 was $31,497, $26,315 and $39,703 respectively. For the years ended December 31, 2003, 2004 and 2005, net cash paid for income taxes was $4,894, $5,437 and $2,357, respectively.

3. Inventories

The composition of inventories at December 31 is as follows:

	2004	2005
Raw materials	$40,803	$38,518
Work in process	20,767	22,913
Finished goods	42,334	44,522
Total	$103,904	$105,953

4. Property held for sale

At December 31, 2005, Property held for sale includes land and buildings related to the closed operations of (i) Richmond, Virginia, (ii) Montreal, Canada (2 facilities), (iii) Granby, Canada, (iv) Mishawaka, Indiana, and (v) Echt, the Netherlands. At December 31, 2004, Property held for sale included land and buildings related to the closed operations of (a) Richmond, Virginia and (b) Granby, Canada. Currently, the Company is actively marketing this real estate and currently has contracts relative to the real estate in (i) Richmond, Virginia, (ii) Montreal, Canada (2 facilities), and (iii) Granby, Canada, but there is no certain disposal date. On March 14, 2006, the Company sold the real estate in Mishawaka, Indiana and the Company received net proceeds of approximately $630 which approximates carrying value.

5. Goodwill and Other Intangible Assets

As required by the provisions of SFAS No. 142, the Company performs an annual impairment evaluation of goodwill and other indefinite lived intangible assets. As demonstrated in the following table, for the year ended December 31, 2003 the evaluation resulted in the recognition of impairment in the Company’s European Printed Circuit Boards reporting unit of $22,697. No impairments were recorded for the years ended December 31, 2004 and 2005.

	China Printed Circuit Boards	North American Printed Circuit Boards		European Printed Circuit Boards		Assembly	Total
Goodwill at December 31, 2002	$79,232		$—		$19,920	$30,549	$129,701
Impairment under SFAS No. 142	—		—		(22,697)	—	(22,697)
Effect of foreign exchange rates	346		―		2,777	―	3,123
Goodwill at December 31, 2003	79,578		―		―	30,549	110,127
Effect of foreign exchange rates	(147)		―		―	―	(147)
Goodwill at December 31, 2004	79,431		―		―	30,549	109,980
Effect of foreign exchange rates	258		―		―	―	258
Goodwill at December 31, 2005	$79,689	$	―	$	―	$30,549	$110,238

The components of intangible assets subject to amortization were as follows:

	December 31, 2004		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$20,397	$(11,237)	$20,423	$(12,248)
Other	1,352	(527)	1,581	(920)
Total	$21,749	$(11,764)	$22,004	$(13,168)

The Company paid $439 and $229 for acquisitions of patents during the years ended December 31, 2004 and 2005, respectively. In addition, the Company impaired $7,850 in developed technologies and $1,374 in trademarks at December 31, 2003 (see Note 11).

Expected future annual amortization expense for the next five fiscal years is as follows:
2006	$1,166
2007	1,115
2008	1,098
2009	1,024
2010	944
Thereafter	3,489

6. Property, Plant and Equipment

The composition of property, plant and equipment at December 31 is as follows (See Note 21 Subsequent Events):

	2004	2005
Land and buildings	$100,327	$51,308
Machinery, equipment and systems	549,793	382,149
Construction in progress	17,074	10,723
Leasehold improvements	22,699	30,587
	689,893	474,767
Less: Accumulated depreciation	(456,129)	(219,113)
Total	$233,764	$255,654

7. Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31 is as follows:

	2004	2005
Accrued payroll and related costs	$26,726	$17,841
Accrued restructuring	4,856	6,097
Accrued interest	13,447	15,461
Deferred taxes	4,311	4,311
Product warranties	2,018	2,556
Accrued other	17,184	22,223
Total	$68,542	$68,489

8. Long-Term Debt

The composition of long-term debt at December 31 is as follows:

	2004	2005
Credit Agreement:
Term Facilities	$265,000	$262,350
Revolver	—	—
Senior Subordinated Notes due 2011	200,000	200,000
Capital lease obligations	555	185
	465,555	462,535
Less: Current maturities	(2,929)	(2,828)
Total	$462,626	$459,707

The schedule of principal payments for long-term debt at December 31, 2005, is as follows:

2006	$2,828
2007	2,657
2008	2,650
2009	254,400
2010	—
Thereafter	200,000
Total	$462,535

Credit Agreement

On January 31, 2003, Group, as guarantor, and Viasystems, as borrower, entered into a senior credit facility (the “2003 Credit Agreement”). The 2003 Credit Agreement provided for:
(a)	a $69,433 term loan facility (the “Tranche A Term Loan”), which was later extinguished in 2003;
(b)	a $378,468 term loan facility (the “Original Tranche B Term Loan”), which was later partially extinguished in 2003 and then replaced in 2004; and
(c)	a $51,289 revolving credit facility (the “2003 Revolving Loans” or “Revolver”), which includes a $15,000 letter of credit commitment.

In December 2003, the Company completed an offering of $200,000 of 10½% Senior Subordinated Notes due 2011. The Company used the proceeds from the Senior Subordinated Notes due 2011 to extinguish the Tranche A Term Loan and to pay down the Original Tranche B Term Loan to $242,401.

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

Borrowings under the Replacement Tranche B Term Loan bear interest at floating rates, which vary according to the interest option selected by the Company. Base rate terms available to the Company are either (a) the then effective base rate plus 3.25%, or (b) the then effective euro currency rate plus 4.25%. The weighted average interest rate on outstanding borrowings under the 2003 Credit Agreement was 6.6% and 7.7% as of December 31, 2004 and 2005, respectively.

Revolving credit loans bear interest, at the Company’s option, at the then effective base rate plus 3.50% or the then effective euro currency base rate plus 4.50%. The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the 2003 Revolving Loans. The availability of borrowings under the Revolver at December 31 is as follows:

	2004	2005
Total available Revolver borrowing capacity	$50,084	$50,720
Portion of Revolver available for letters of credit	$13,795	$14,431

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

•
an amount equal to 100% of the net proceeds of any sale or other disposition by Viasystems or any of its subsidiaries of any material assets, except for (1) the sale of inventory or obsolete or worn-out property in the ordinary course of business, (2) the proceeds of certain specified asset sales, (3) transfers resulting from casualty or condemnation and (4) other customary exceptions; and

•
if Viasystems’ cash and cash equivalents on hand as of December 31 of each year (commencing with December 31, 2003) exceeds certain amounts, an amount equal to the lesser of (1) 50% of excess cash flow and (2) the amount of cash and cash equivalents on hand as of such date in excess of $87,500.

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

On December 3, 2003, the Company executed a second amendment to the 2003 Credit Agreement. Among other provisions, the amendment defined uses of the $200,000 Senior Subordinated Notes due 2011 and amended certain financial covenants.

On October 7, 2004, Group, as guarantor, and Viasystems, as borrower, amended the 2003 Credit Agreement to provide for a new $265,000 term loan facility (new “Tranche B Term Loan”). The proceeds from the New Tranche B Term Loan were used to extinguish the original Tranche B Term Loan.

On April 22, 2005, Group as guarantor, and Viasystems, as borrower, amended the 2003 Credit Agreement to amend certain covenants under the credit agreement. The amendment modifies the definition of earnings before interest, taxes, depreciation and amortization to exclude the operating losses and cash restructuring cost up to $26,100 related to the closure the Company’s western world PCB fabrication facilities. The amendment further allows the Company to fund the cash costs of those facility closures.

Senior Subordinated Notes due 2011

In December 2003, Viasystems completed an offering of $200,000 of 10½% Senior Subordinated Notes due 2011 (the 2011 Notes).

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

Balance Sheet as of December 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$10	$80,256	$32,625	$—	$112,891
Accounts receivable, net of allowance for doubtful accounts	—	45,110	95,508	—	140,618
Inventories	—	42,548	61,356	—	103,904
Property held for sale	—	6,500	413	—	6,913
Other current assets	(7,764)	11,866	10,705	—	14,807
Total current assets	(7,754)	186,280	200,607	—	379,133
Property, plant and equipment, net	245	5,681	227,838	—	233,764
Investment in subsidiaries	219,693	(260,414)	—	40,721	—
Other assets	(21,797)	66,345	92,964	—	137,512
Total assets	$190,387	$2,108	$521,409	$40,721	$750,409
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$188	$91	$—	$2,929
Accounts payable	—	35,617	115,630	—	151,247
Accrued and other liabilities	9,842	30,412	33,225	—	73,479
Total current liabilities	12,492	66,217	148,946	—	227,655
Long-term debt, less current maturities	462,350	185	91	—	462,626
Other non-current liabilities	(22,880)	7,061	19,413	—	3,594
Intercompany (receivable)/ payable	(316,496)	(319,023)	635,519	—	—
Total liabilities	135,466	(245,560)	803,969	—	693,875
Stockholder’s equity (deficit) excluding accumulated and other comprehensive income (loss)	70,368	219,693	(260,414)	40,721	70,368
Accumulated other comprehensive income (loss)	(15,447)	23,759	(22,146)	—	(13,834)
Total liabilities and stockholder’s equity (deficit)	$190,387	$(2,108)	$521,409	$40,721	$750,409

Balance Sheet as of December 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$432	$12,553	$22,938	$—	$35,923
Accounts receivable, net of allowance for doubtful accounts	—	51,774	90,116	—	141,890
Inventories	—	44,383	61,570	—	105,953
Property held for sale	—	7,099	9,484	—	16,583
Other current assets	(4,329)	12,407	14,609	—	22,687
Total current assets	(3,897)	128,216	198,717	—	323,036
Property, plant and equipment, net	177	6,976	248,501	—	255,654
Investment in subsidiaries	756,922	373,416	—	(1,130,338)	—
Other assets	(11,499)	54,585	92,168	—	135,254
Total assets	$741,703	$563,193	$539,386	$(1,130,338)	$713,944
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$178	$—	$—	$2,828
Accounts payable	—	38,389	120,880	—	159,269
Accrued and other liabilities	(7,049)	28,156	48,097	—	69,204
Total current liabilities	(4,399)	66,723	168,977	—	231,301
Long-term debt, less current maturities	459,699	8	—	—	459,707
Other non-current liabilities	(7,380)	7,734	24,310	—	24,664
Intercompany (receivable)/ payable	297,248	(268,243)	(29,005)	—	—
Total liabilities	745,168	(193,778)	164,282	—	715,672
Stockholder’s equity (deficit) excluding accumulated other comprehensive income (loss)	(4,068)	756,922	373,416	(1,130,338)	(4,068)
Accumulated other comprehensive income (loss)	603	49	1,688	—	2,340
Total liabilities and stockholder’s equity (deficit)	$741,703	$563,193	$539,386	$(1,130,338)	$713,944

Income Statement as of December 31, 2003

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$328,641	$488,632	$(65,790)	$751,483
Operating expenses:
Cost of goods sold	—	293,892	369,444	(65,790)	597,546
Selling, general and administrative	267	30,085	33,767	—	64,119
Stock compensation expense	1,383	—	—	—	1,383
Depreciation	—	3,406	62,664	—	66,070
Amortization	195	—	2,870	—	3,065
Restructuring and impairment charges	2,089	15,201	48,909	—	66,199
Goodwill impairment	—	(155)	22,852	—	22,697
Loss on dispositions of businesses, net	—	114	1,112	—	1,226
Operating loss	(3,934)	(13,902)	(52,986)	—	(70,822)
Other expenses (income):
Interest (income) expense net	22,621	(31,115)	38,223	—	29,729
Amortization of deferred financing costs	104	—	—	—	104
Reorganization expenses	55,255	—	—	—	55,255
Loss from debt forgiveness	1,517	—	—	—	1,517
Other expense (income), net	16,627	28,850	(38,595)	—	6,882
Equity (loss) earnings in subsidiaries	(49,517)	(47,046)	—	96,563	—
(Loss) income before income taxes	(149,575)	(58,683)	(52,614)	96,563	(164,309)
Income taxes (benefit)	14,734	(9,166)	(5,568)	—	—
Net (loss) income	$(164,309)	$(49,517)	$(47,046)	$96,563	$(164,309)

Income Statement as of December 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$407,551	$599,020	$(105,208)	$901,363
Operating expenses:
Cost of goods sold	—	357,043	476,414	(105,208)	728,249
Selling, general and administrative	442	32,564	44,971	—	77,977
Stock compensation expense	3,837	—	—	—	3,837
Depreciation	—	1,588	46,644	—	48,232
Amortization	124	—	1,446	—	1,570
Restructuring and impairment charges	1,374	508	(869)	—	1,013
Goodwill impairment	—	—	—	—	—
Loss (gain) on dispositions of businesses, net	—	300	(765)	—	(465)
Operating (loss) income	(5,777)	15,548	31,179	—	40,950
Other expenses (income):
Interest expense (income), net	30,225	(31,014)	38,607	—	37,818
Amortization of deferred financing costs	1,305	—	—	—	1,305
Reorganization reversals	(9,776)	—	—	—	(9,776)
Other expense (income), net	1,570	80,297	(82,854)	—	(987)
Equity earnings (loss) in subsidiaries	(10,367)	36,911	—	(26,544)	—
Income (loss) before income taxes	(39,468)	3,176	75,426	(26,544)	12,590
Income taxes (benefit)	(45,216)	13,543	38,515	—	6,842
Net income (loss)	$5,748	$(10,367)	$36,911	$(26,544)	$5,748

Income Statement as of December 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$425,298	$564,238	$(41,018)	$948,518
Operating expenses:
Cost of goods sold	—	381,363	448,495	(41,018)	788,840
Selling, general and administrative	501	31,117	50,306	—	81,924
Stock compensation expense	6,793	—	—	—	6,793
Depreciation	70	2,635	48,881	—	51,586
Amortization	182	—	1,254	—	1,436
Restructuring and impairment charges	—	10,306	17,628	—	27,934
Goodwill impairment	—	—	—	—	—
Loss (gain) on dispositions of businesses, net	—		—	—	—
Operating loss	(7,546)	(123)	(2,326)	—	(9,995)
Other expenses (income):
Interest expense (income), net	30,292	(26,219)	36,687	—	40,760
Amortization of deferred financing costs	1,613	—	—	—	1,613
Reorganization expenses (reversals)	—	—	—	—	—
Other expense (income), net	578,432	110,420	(675,956)	—	12,896
Equity earnings (loss) in subsidiaries	537,229	633,830	—	(1,171,059)	—
Income (loss) before income taxes	(80,654)	549,506	636,943	(1,171,059)	(65,264)
Income taxes (benefit)	575	12,277	3,113	—	15,965
Net (loss) income	$(81,229)	$537,229	$633,830	$(1,171,059)	$(81,229)

Statement of Cash Flows as of December 31, 2003

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(46,735)	$60,661	$34,484	$—	$48,410
Net cash provided by (used in) investing activities	—	(23,075)	(23,949)	—	(47,024)
Net cash provided by (used in) financing activities	(15,082)	(142)	221	—	(15,003)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(6,767)	—	(6,767)
Net change in cash and cash equivalents	$(61,817)	$37,444	$3,989	$—	$(20,384)

Statement of Cash Flows as of December 31, 2004

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(983)	$(13,366)	$80,266	$—	$65,917
Net cash provided by (used in) investing activities	—	(1,050)	(70,883)	—	(71,933)
Net cash provided by (used in) financing activities	—	56,436	(32)	—	56,404
Effect of exchange rate changes on cash and cash Equivalents	—	—	(173)	—	(173)
Net change in cash and cash equivalents	$(983)	$42,020	$9,178	$—	$50,215

Statement of Cash Flows as of December 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$3,372	$(65,621)	$73,895	$—	$11,646
Net cash provided by (used in) investing activities	—	(1,787)	(83,235)	—	(85,022)
Net cash provided by (used in) financing activities	(2,950)	(295)	—	—	(3,245)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(347)	—	(347)
Net change in cash and cash equivalents	$422	$(67,703)	$(9,687)	$—	$(76,968)

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

On January 14, 2003, the Bankruptcy Court entered an order approving and confirming the Plan. Subsequently, on January 31, 2003, the Plan became effective and in accordance with the terms and conditions of the Plan:

•
Viasystems’ outstanding Credit Agreement debt was reduced by $77,400 from proceeds of the Rights Offering and Exchange described below and was restructured to provide for an aggregate term loan facility of $447.9 million and a revolving facility of $51,300 with a letter of credit subfacility of $15.0 million (the Exit Facility);

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

•
Group adopted an incentive option plan authorizing the issuance of stock options to purchase up to approximately 2.8 million shares of New Common Stock to employees of Group and its subsidiaries, and, on the effective date of the reorganization, issued options to acquire approximately 2.2 million of such shares to employees at an exercise price of $12.63 per share. The value of these shares was determined by a third party, on the basis of total enterprise value of approximately $828,000.

In addition, under the terms of the plan of reorganization, (1) Group issued rights to purchase approximately 4.3 million shares of Group class B senior convertible preferred stock at an aggregate purchase price of $53,700 to Hicks, Muse, Tate and Furst, Incorporated (“HMTF”), certain affiliates of GSCP (NJ), Inc. (“GSC”), TCW Share Opportunity Fund III, L.P., and other holders of the Subordinated Notes (the “Rights Offering”) and (2) $23,700 of bank debt outstanding under the 2002 Credit Agreement held by HMTF was exchanged for approximately 1.9 million shares of New Common Stock. Affiliates of HMTF, certain affiliates of GSC, and TCW Share Opportunity Fund III, L.P. severally committed to purchase all of the Group class B senior convertible preferred stock offered in the Rights Offering. In consideration for their commitment, the parties received an aggregate fee of approximately $1,000. All proceeds of the Rights Offering were applied to reduce the outstanding indebtedness under the 2003 Credit Agreement.

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

Liabilities Subject to Compromise

The Company incurred reorganization expenses as follows:

December 31,
2003

Professional and bank fees	$4,391
Issuance of a promissory note to the DTI, net (1)	7,735
Write-off of deferred financing fees, discount and premium related to debt forgiveness (1)	42,593
Other reorganization expenses (1)	536
Total	$55,255
______________
(1) Non-cash item.

11. Restructuring and Impairment Charges

In light of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries, the Company initiated restructuring activities during 2001 to adjust its cost position compared to anticipated levels of business. The Company also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments. These actions continued through 2005. The following table summarizes the restructuring and impairment charges taken during the years ended December 31:

	Charges (Reversals)
	2003	2004	2005
Personnel and severance	$827	$2,057	$23,378
Lease and other contractual commitments	—	(5,861)	2,733
Other	—	253	—
Asset impairments	65,372	4,564	1,823
Total	$66,199	$1,013	$27,934

2003 Restructuring and Impairment Charges

During the quarter ended September 30, 2003, the Company recorded a personnel and severance restructuring charge of $827 related to the downsizing of the Montreal, Canada printed circuit board fabrication facilities.

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

During the quarter ended June 30, 2003, an impairment charge of $6,588 was recorded to write down the assets held for sale related to the Richmond, Virginia printed circuit board fabrication facility, to an offer price received by the Company for the property by a third party. This transaction ultimately failed to close. The Company continues to actively market this property. As of December 31, 2004 and 2005, this facility is included in Property held for sale in the Company’s consolidated balance sheet.

During the quarter ended September 30, 2003, in connection with the closure of the Granby, Canada printed circuit board fabrication facility in 2002, the Company also recorded an asset impairment charge of $358 to write down to fair value the assets being held for sale related to the operation. The Company is actively marketing this property. As of December 31, 2004 and 2005, this facility is included in Property held for sale in the Company’s consolidated balance sheet.

During the Company’s 2004 budgeting process conducted in the quarter ended December 31, 2003, the Company concluded that the cash flows at Echt, the Netherlands and Montreal, Canada would be impacted beyond the near term. In addition, due to business conditions at the Company’s Milwaukee, Wisconsin facility, the Company expected the facility to fail to generate meaningful, if any, cash flow in the foreseeable future.

Based on the Company’s future cash flow analysis prepared under SFAS No. 144, the Company determined that the fixed asset groupings at Echt, Montreal, and Milwaukee were impaired. The Company utilized recent auction prices or appraisals for similar equipment and buildings as a basis for the fair value of the individual pieces of equipment and buildings. Accordingly, the fixed asset grouping at Echt, Montreal, and Milwaukee were written down by $28,285, $12,305 and $8,612, respectively.

2004 Restructuring and Impairment Charges

During the quarter ended June 30, 2004, the Company reversed an $85 personnel accrual and a $10 miscellaneous accrual for previous restructuring at its printed circuit board fabrication facility located in Granby, Canada. In addition, the Company reversed a $6,069 restructuring accrual based on its release from an operating lease contract of a closed business.

During the quarter ended December 31, 2004, the Company completed the following restructuring activities:

•	Downsizing of the Montreal, Canada printed circuit board fabrication facilities requiring the recognition of a personnel and severance charge of $81.

•	Downsizing of the corporate offices requiring the recognition of a personnel and severance charge of $508.

•	Downsizing of the Echt, the Netherlands printed circuit board fabrication facilities requiring the recognition of a personnel and severance charge of $1,553.

Throughout the year ended December 31, 2004, the Company recognized $263 in restructuring expense in connection with the upkeep of assets being held for sale related to the closure of the Granby, Canada printed circuit board fabrication facility in 2002. Additionally, the Company recognized $208 in restructuring expense in connection with satisfying contractual commitments of the previously closed Coventry, England manufacturing facility.

During the Company’s 2005 budgeting process conducted in the quarter ended December 31, 2004, the Company concluded that the cash flows at Echt, the Netherlands and Montreal, Canada would be impacted beyond the near term. The expected future cash flows of the facilities were reviewed under the provisions of SFAS No. 144 resulting in an impairment charge of $3,121 and $1,443 for Echt and Montreal, respectively.

2005 Restructuring and Impairment Charges

On February 25, 2005, the Company announced the intention to close the printed circuit board manufacturing facilities located in Echt, the Netherlands and Montreal, Canada. At the time of announcement of the closures, the Company estimated that total closure costs would approximate $50,000, with $23,000 being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments. The Company now estimates that total closure costs will approximate $28,000 to $30,000, with $23,000 being related to headcount reduction costs and the remainder being related to other contractual commitments and closure costs. As of December 31, 2005, the restructuring is substantially completed with the only remaining item being costs related to the sale of the land and buildings.

On July 8, 2005, the Company announced the closure of the manufacturing facility located in Mishawaka, Indiana. The Company estimated that the restructuring charges related to the closure would total approximately $375, and actual costs were $272. The restructuring activities pursuant to this closure are substantially completed at December 31, 2005.

For the year ended December 31, 2005, the Company recorded personnel and restructuring charges of $10,309, $12,797 and $272 related to the closure of the facilities in Echt, the Netherlands, Montreal, Canada, and Mishawaka, Indiana, respectively. In addition, for the year ended December 31, 2005, the Company recorded a restructuring charge of $1,823 related to the impairment of specific pieces of manufacturing equipment and buildings, and $2,089 for costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Canada.

The restructuring actions in 2005 reduced employees by 702 in Montreal, Canada, 461 in Echt, the Netherlands, and 65 in Mishawaka, Indiana.

For the year ended December 31, 2005, the Company has written off a total of $3,495 of inventory to costs of goods sold related to the plant closures. The Company disposed of the inventory in conjunction with the write-off.

Below are tables summarizing restructuring and impairment accruals and the related activity as of and for the years ended December 31, 2003, 2004 and 2005:

		Year Ended			Cumulative
		December 31, 2003			Drawdowns
	Balance						Balance
	at				Cash	Non-Cash	at
	12/31/02	Charges	Reversals	Total	Payments	Charges	12/31/03
Restructuring Activities:
Personnel and severance	$10,460	$827	$—	$827	$(7,211)	$—	$4,076
Lease and other contractual commitments..	11,768	—	—	—	(2,208)	—	9,560
Other	481	—	—	—	(467)	—	14
Asset impairments	—	65,372	—	65,372	—	(65,372)	—
Total restructuring and impairment charges	$22,709	$66,199	$—	$66,199	$(9,886)	$(65,372)	$13,650

		Year Ended			Cumulative
		December 31, 2004			Drawdowns
	Balance						Balance
	at				Cash	Non-Cash	at
	12/31/03	Charges	Reversals	Total	Payments	Charges	12/31/04
Restructuring Activities:
Personnel and severance	$4,076	$2,142	$(85)	$2,057	$(2,924)	$—	$3,209
Lease and other contractual commitments	9,560	208	(6,069)	(5,861)	(2,052)	—	1,647
Other	14	263	(10)	253	(267)	—	—
Asset impairments	—	4,564	—	4,564	—	(4,564)	—
Total restructuring and impairment charges	$13,650	$7,177	$(6,164)	$1,013	$(5,243)	$(4,564)	$4,856

		Year Ended			Cumulative
	Balance	December 31, 2005			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/04	Charges	Reversals	Total	Payments	Charges	12/31/05
Restructuring Activities:
Personnel and severance	$3,209	$23,378	$—	$23,378	$(21,798)	$—	$4,789
Lease and other contractual commitments	1,647	2,733	—	2,733	(3,072)	—	1,308
Asset impairments	—	1,823	—	1,823	—	1,823	—
Total restructuring and impairment charges	$4,856	$27,934	$—	$27,934	$(24,870)	$1,823	$6,097

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are executed. Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,	Cash Payments
2006	$4,723
2007	550
2008	206
2009	206
2010	206
Thereafter	206
Total	$6,097

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

No identifiable intangibles were deemed to be impaired during the annual impairment testing required by SFAS No. 142 for the years ended December 31, 2004 and 2005.

12. Commitments

The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant and equipment as of December 31, 2004 and 2005, were $1,671 and $1,050, respectively, of cost basis and $1,030 and $156, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $6,870, $8,022 and $10,015 for the years ended December 31, 2003, 2004 and 2005, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ended December 31,	Capital	Operating
2006	$186	$12,021
2007	7	8,251
2008	—	6,293
2009	—	5,176
2010	—	5,050
Thereafter	—	16,420
Total	$193	$53,211
Less: Amounts representing interest	8
Capital lease obligations	$185

13. Contingencies

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

The Company has fully and unconditionally guaranteed the operating lease payments of the Milwaukee, Wisconsin facility through the year 2010. The total maximum payments from this guarantee are $8,558. As of December 31, 2005, no liability related to this guarantee has been established.

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

14. Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The provision for income taxes for the years ended December 31, 2003, 2004 and 2005, consists of the following:

	2003	2004	2005
Current:
Federal	$(3,784)	$(7,553)	$—
State	—	—	900
Foreign	4,989	9,669	11,326
	1,205	2,116	12,226
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,205)	4,726	3,739
	(1,205)	4,726	3,739
Total	$—	$6,842	$15,965

A reconciliation between the total income tax provision at the federal statutory income tax rate and at the effective tax rate for the years ended December 31 is summarized below:

	2003	2004	2005
U.S. Federal statutory rate	$(57,508)	$4,406	$(22,842)
State taxes, net of Federal benefit	(4,561)	(1,866)	(2,488)
Foreign taxes in excess of U.S. statutory rate	(2,611)	(9,936)	9,564
Amortization of intangibles	(1,317)	1,599	(861)
Gain/(Loss) on investment in subsidiaries	(30,501)	178,830	(33,799)
Change in the valuation allowance for deferred tax assets	130,637	(308,339)	67,156
Cancellation of indebtedness income	8,649	—	—
Capital losses	(39,325)	129,250	(20,917)
Foreign tax credit carry forward	—	(3,678)	(1,224)
Non-deductible items	—	7,032	9,987
Deemed dividend inclusions in US income	—	16,111	—
Branch and partnership loss	—	(3,937)	8,135
Other	(3,463)	(2,630)	3,254
$—		$6,842	$15,965

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 are as follows:

	2003	2004	2005
Deferred tax assets:
Accrued liabilities not yet deductible	$18,779	$11,129	$18,460
Net operating loss carryforwards	485,164	320,086	388,433
AMT credit carryforwards	802	—	—
Property, plant and equipment	52,923	30,983	1,120
Capital loss carryforwards	165,716	37,246	58,163
Foreign tax credit carry forward	—	3,678	4,902
Other	14,702	412	3,278
	738,086	403,534	474,356
Valuation allowance	(707,289)	(398,950)	(466,106)
	30,797	4,584	8,250
Deferred tax liabilities:
Intangibles	(5,825)	(283)	(283)
Property, plant and equipment	(12,827)	(2,033)	(3,704)
Inventory	(7,894)	(4,305)	(4,301)
Other	—	—	(5,738)
	(26,546)	(6,621)	(14,026)
Net deferred tax assets (liabilities)	$4,251	$(2,037)	$(5,776)

The current deferred tax assets are included in prepaid expenses and other and the long-term deferred tax assets, consisting of net operating loss carryforwards, are in other assets in the consolidated balance sheets. The current deferred tax liabilities are included in accrued and other liabilities in the consolidated balance sheets.

Approximate domestic and foreign income (loss) before income tax provision are as follows:

	Year Ended December 31,
	2003	2004	2005
Domestic	$(86,788)	$14,433	$(98,319)
Foreign	(77,521)	(1,843)	33,055
	$(164,309)	$12,590	$(65,264)

As of December 31, 2005, the Company had the following net operating loss (NOL) carryforwards: $803,299 in the U.S., $260 in China, $68,930 in Luxembourg, $128,294 in Canada, $23,811 in Hong Kong, $27,562 in the U.K., and $15,898 in the Netherlands. The U.S. NOLs expire in 2019 through 2025 and the Canada NOLs expire in 2007 through 2012. All other NOLs carry forward indefinitely. Canada has an investment tax credit carryforward of $1,191 that will expire in 2010 and a capital loss of $181,762 that will carry forward indefinitely. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $23,175 on undistributed earnings of its foreign subsidiaries because the Company intends to indefinitely reinvest the earnings.

In connection with the Reorganization completed on January 31, 2003, the Company believes more than a 50% change in ownership occurred under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder. As a consequence, the utilization of the U.S. NOLs is limited annually to approximately $19,700 per year (except to the extent the Company recognizes certain gains built in at the time of the ownership change), with any unused portion carried over to succeeding years. Any NOLs not utilized in a year can be carried over to succeeding years.

The Company has a tax holiday in China, in certain of the Company’s subsidiaries, that allows a two-year tax exemption and three-year 50% reduction in the tax rate. If not for such tax holiday, the Company would have had $3,787, $3,674 and $5,587 of additional income tax expense for December 31, 2003, 2004 and 2005, respectively, based on the applicable rates ranging from 15% to 27%.

On October 22, 2004, President Bush signed the American Jobs Creation Act (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. Management has determined that the Act will not have an effect on the Company.

15. Derivative Financial Instruments

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

The Company uses derivative instruments, primarily foreign exchange forward contracts, to manage certain of its foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposure arises from the transacting of business in a currency that is different from the currency that the Company incurs the majority of its costs.

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

At December 31, 2005, the net deferred hedging gain in accumulated other comprehensive (loss) income was $75 as the contracts entered into during 2005 had either expired or were offset with a corresponding opposite position. There was no hedge ineffectiveness during the years ended December 31, 2003, 2004 and 2005. In addition, there were no hedging instruments outstanding at December 31, 2003 or 2004.

	Notional Amount		Weighted Average Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
To Buy: Canadian Dollar	C$	1,500	1.0	1.1640
To Sell: Canadian Dollar	C$	1,500	1.0	1.2355
Fair Value		$75

16. Business Segment Information

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

The Company has four reportable segments for the years ended December 31, 2003, 2004 and 2005: (i) China Printed Circuit Boards, (ii) North America Printed Circuit Boards, (iii) European Printed Circuit Boards and (iv) Assembly, which includes our harness business. (See Note 21 Subsequent Events.) The other operating segment includes certain North American EMS operations. Following the planned closure of the North American and European Printed Circuit Board operations in 2005, the Company expects to have two remaining reportable segments - China Printed Circuit Boards and Assembly.

China printed circuit boards, consists of the Company's printed circuit board fabrication manufacturing facilities located within China. These facilities provide comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels.

Until the third quarter of 2005, the Company's western world printed circuit board fabrication manufacturing facilities - North American Printed Circuit Board located in Montreal, Canada and European Printed Circuit Boards located in Echt, the Netherlands provided comprehensive front-end engineering services, including, circuit board layout and related design services leading to manufacturing of multi-layer printed circuit boards and backpanels. On February 25, 2005 the Company announced its plan for the closure of the facilities located in Echt, the Netherlands and Montreal, Canada. See further discussion of the closures in Note 11.

The Assembly segment is composed of the assembly operations for three operating segments, which have been aggregated under SFAS No. 131, including wire harnesses and cable assemblies, backpanel assembly, printed circuit board assembly, custom enclosures and full system assembly and test. These assembly operations are conducted in facilities located in China and Mexico. (See Note 21 Subsequent Events).

Following is the Company’s reportable segment information for the years ended December 31, 2003, 2004 and 2005. Intersegment sales are fully eliminated in consolidation. General corporate operating expenses are allocated to each operating segment based on sales. The accounting policies of the segments are the same as those described in Note 1. Segment data includes intersegment revenues and is eliminated in consolidation.

	China Printed Circuit Boards	North American Printed Circuit Boards(1)	European Printed Circuit Boards(1)	Assembly	Other	Eliminations	Total
Net Sales:
Year ended December 31, 2003	$288,018	$55,650	$50,673	$306,978	$76,502	$(26,338)	$751,483
Year ended December 31, 2004	343,880	56,163	41,993	397,094	96,772	(34,539)	901,363
Year ended December 31, 2005	420,131	29,351	13,120	414,835	87,630	(16,549)	948,518
Operating Income (Loss):
Year ended December 31, 2003	36,409	(59,793)	(45,867)	24,334	(25,905)	—	(70,822)
Year ended December 31, 2004	32,689	(14,386)	(21,908)	37,703	6,852	—	40,950
Year ended December 31, 2005	9,726	(21,457)	(27,755)	38,757	(9,266)	—	(9,995)
Total Assets:
Year ended December 31, 2003	310,926	48,126	63,486	179,093	92,704	—	694,335
Year ended December 31, 2004	356,168	43,918	26,584	171,960	151,779	—	750,409
Year ended December 31, 2005	419,713	21,236	2,210	169,090	101,695	—	713,944
Total Capital Expenditures:
Year ended December 31, 2003	26,883	4,428	5,258	10,147	790	—	47,506
Year ended December 31, 2004	49,495	5,714	4,650	10,928	1,219	—	72,006
Year ended December 31, 2005	67,927	1,877	651	12,789	1,788	—	85,032
Total Depreciation:
Year ended December 31, 2003	24,019	15,589	11,007	9,767	5,688	—	66,070
Year ended December 31, 2004	27,252	4,112	5,086	9,199	2,583	—	48,232
Year ended December 31, 2005	34,508	2,202	1,890	10,631	2,355	—	51,586
Total Amortization:
Year ended December 31, 2003	1,666	632	469	—	298	—	3,065
Year ended December 31, 2004	1,444	2	—	—	124	—	1,570
Year ended December 31, 2005	1,253	—	—	—	183	—	1,436

(1)
On February 25, 2005 the Company announced the intention to close the printed circuit board manufacturing facilities in Echt, the Netherlands and Montreal, Canada. See further discussion of the closures in Note 11.

Net sales by country of destination are as follows:
	Year Ended December 31,
	2003	2004	2005
United States	$384,786	$416,457	$443,076
China	101,890	120,902	105,421
Mexico	27,008	86,382	86,115
Germany	80,395	84,530	59,215
France	18,375	22,326	43,936
Canada	25,841	31,682	40,120
Belgium	11,582	15,846	26,157
Hong Kong	8,695	9,345	22,995
South Korea	269	440	20,291
Malaysia	37,673	26,474	14,021
Singapore	5,481	9,387	8,458
United Kingdom	16,020	12,210	7,032
Spain	325	3,878	6,525
Other	33,143	61,504	65,156
Total	$751,483	$901,363	$948,518

Net sales by product offering are as follows:

	Year Ended December 31,
	2003	2004	2005
Printed circuit boards	$373,260	$420,512	$447,652
Wire harnesses and electro-mechanical solutions (See Note 21)	378,223	480,851	500,866
Total	$751,483	$901,363	$948,518

Property, plant and equipment, net by country are as follows (See Note 11 and Note 21):

	Year Ended December 31,
	2004	2005
China	$181,394	$231,364
Mexico	20,048	19,877
United States	5,704	4,413
Canada	14,652	—
Other	11,966	—
Total	$233,764	$255,654

17. Concentration Of Business

During the years ended December 31, 2003, 2004 and 2005, sales to General Electric were 12.1%, 11.3% and 13.2%, respectively of net sales. No sales to any other customers represented over 10.0% of net sales for the years ended December 2003, 2004 and 2005.

The Company holds cash amounts in excess of federally insured amounts in certain bank accounts.

18. Retirement Plans

The Company has a defined contribution retirement savings plan (the Retirement Plan) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company may contribute 1% of employees’ salaries to the Retirement Plan and matches a percentage of the employees’ deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Retirement Plan at the end of each year. The Company’s contributions to the Retirement Plan were $503, $506 and $564 for the years ended December 31, 2003, 2004 and 2005, respectively.

19. Research And Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2,882, $3,320 and $4,115 for the years ended December 31, 2003, 2004 and 2005, respectively. Research and Development is included in the selling, general and administrative line item on the statement of operations.

20. Related Party Transactions

Monitoring and Oversight Agreement

The Company entered into a ten-year monitoring and oversight agreement with an affiliate of HMTF, effective as of January 31, 2003. The monitoring and oversight agreement obligates the Company to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF. The Statement of Operations includes expenses of $1,375, $1,500 and $1,500 for the years ended December 31, 2003, 2004 and 2005 respectively. During 2005, the company made a cash payment of $3,625 to HMTF related to these expenses. HMTF and its affiliates have a commitment of $5,000 and $5,000 of debt under the 2003 Credit Agreement as of December 31, 2004 and 2005, respectively.

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

Compensation of Directors

The chairman of the board receives an annual fee of $120 and directors (other than the Chairman) who are not executive officers receive an annual fee of $30. In addition, each audit committee member receives an annual fee of $10 and the Chairman of the audit committee receives an additional fee of $5. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board and its committees and receive a per diem fee of $1 for additional time spent on the Company’s business. The Company also has granted 55,000 stock options with an exercise price of $12.63 per share, which vest over a period of three years, to each of Mr. Steffen, Mr. McGinn, Mr. Vieser and Ms. Gulyas as compensation for their services as members of the board. In addition, Mr. Steffen received 50,000 options with an exercise price of $12.63 per share, which vest over a period of 3 years for his service as Chairman of the Board.

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

Other

Certain affiliates of GSC are stockholders of Group and have the right together with certain other stockholders of Group to designate certain members of Group’s board of directors. An affiliate of GSC had a commitment in the amount of $5,000 and $5,000 of debt under the 2003 Credit Agreement as of December 31, 2004 and 2005, respectively.

In 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc., a wholly owned subsidiary of International Wire Group, Inc. (“International Wire”), an affiliate HM Capital Partners. International Wire continued as an affiliate of HM Capital Partners until all interests were terminated in November of 2004. Mr. Hamwee and Mr. Cummings, both members of the Company’s board of directors, are affiliates of GSC. GSC owns 16.9% of International Wire and Mr. Hamwee was formerly Chairman of the Board of International Wire and now serves as a director of International Wire. As of November 2004, HM Capital Partners was no longer affiliated with International Wire.

The Company’s wire harness operations, in accordance with negotiated contract terms, purchased an aggregate of $34,077, $37,730 and $42,147 of product from International Wire Group, Inc. in 2003, 2004 and 2005 respectively. Viasystems had amounts due to International Wire. of $6,510 and $5,732 at December 31, 2004 and 2005, respectively.

The Company has a receivable of $3,707 as of December 31, 2005 and $3,564 as of December 31, 2004 from Group relative to certain expenses paid by the Company for the benefit of Group.

21. Subsequent Events

On March 21, 2006, we entered into an agreement to sell our wire harness business to Electrical Components International Holdings Company (“ECI”), a newly formed affiliate of Francisco Partners, L.P., a private equity firm. Under the terms of the stock purchase agreement, ECI will purchase all of the outstanding capital stock of Wire Harness Industries, Inc., the entity through which we conduct the wire harness business, for approximately $320 million. The closing, which is subject to certain conditions, including obtaining regulatory and third party consents or approvals, is expected to be consummated by the end of the second calendar quarter 2006.

The sale will result in the disposition of most of our operations in Mexico and a small portion of our China operations, and will result in the reduction of our employee head count, as of December 31, 2005, from 25,738 to 18,642.

The estimated net proceeds from the sale of our wire harness business of approximately $310 million will be applied to the repayment of all of our outstanding bank debt, with the remainder to be held for reinvestment in our ongoing businesses.

Results of the Wire Harness Division are included in the assembly market segment.

The following table summarizes the carrying values of the assets and liabilities of the Wire Harness Division included in the Consolidated Balance Sheets:

	2004	2005

Assets
Current Assets	$71,359	$75,135
Property, plant and equipment	22,159	21,277
Goodwill	30,549	30,549
Other Intangibles, net	-	-
Other assets	390	942
Total assets disposed	$124,457	$127,903

Liabilities
Current liabilities	$56,083	$57,476
Non-current liabilities	5,932	7,169
Total liabilities disposed	62,015	64,645

Net Assets	$62,442	$63,258

The following table summarizes the operating results of the Wire Harness Division included in the Statement of Operations.

	2003	2004	2005
Net Sales	$233,861	$271,328	$295,704
Operating income	$25,046	$38,673	$36,951
Income before income taxes	$24,597	$38,656	$37,162

ITEM 9. Changes in and Disagreements with Accountants on Auditing and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2005.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The following table sets forth the names and ages of each of the directors and the executive officers of Viasystems and , followed by a description of their business experience during the past five years. The positions held by the directors and executive officers are with Group and Viasystems, unless indicated otherwise. All executive officers are appointed by the board of directors of Group and Viasystems and serve at its pleasure. There are no family relationships among any of the executive officers. Unless indicated otherwise, each of the directors and executive officers is a U.S. citizen and the business address of each individual is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105.

Pursuant to the terms of the Stockholders’ Agreement, the board of directors of Group will consist of at least nine members, including the chief executive officer of the company, five designees of affiliates of HMTF and three designees of affiliates of GSC and other non-HMTF stockholders. See "Certain Relationships and Related Party Transactions — Stockholders Agreement."

Name	Age	Position
Non-Employee Directors
Christopher J. Steffen (1) (2)*	64	Chairman
Jack D. Furst	47	Director
Andrew S. Rosen (1)	37	Director
Robert F. Cummings Jr. (2)	56	Director
Diane H. Gulyas (2)	49	Director
Robert A. Hamwee (1)	35	Director
Richard A. McGinn (1) (2)	59	Director
Richard W. Vieser (2)	78	Director
Executive Officers
David M. Sindelar	48	Chief Executive Officer and Director
Timothy L. Conlon	54	President, Chief Operating Officer and Director
David J. Webster	43	Chief Administrative Officer and President of Wire Harness Division
Gerald G. Sax	45	Senior Vice President and Chief Financial Officer
Steven S.L. Tang	50	President — Asia Pacific Group

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

Jack D. Furst has been a Partner of Hicks, Muse, Tate & Furst Incorporated since 1989, the year in which it was formed. Mr. Furst has approximately 20 years experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of HMTF’s business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining HMTF, Mr. Furst served as a Vice President and subsequently a Partner of Hicks & Haas from 1987 to 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisitions/Corporate Finance Specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers. Mr. Furst serves on the Boards of Directors of Home Interiors & Gifts, Inc. and Activant Solutions Inc.
Andrew S. Rosen, is a Partner of Hicks, Muse, Tate and Furst, Incorporated and has been with the firm since 1993. Mr. Rosen has over 15 years of private equity experience. Prior to joining HMTF, Mr. Rosen was with The Carlyle Group. Mr. Rosen is a graduate of the University of Pennsylvania and the Wharton School of Business.

Robert F. Cummings, Jr. has been a director since January 2003. Mr. Cummings joined GSCP (NJ), Inc. (“GSC”) in 2002 as Senior Managing Director and is Chairman of the GSC Risk Committee and a former member of the GSC Advisory Board. For the prior 28 years, Mr. Cummings was with Goldman, Sachs & Co., where he was a member of the Corporate Finance Department, advising corporate clients on financing, mergers and acquisitions and strategic financial issues. Mr. Cummings was named a Partner of Goldman Sachs in 1986. He retired in 1998 and was retained as an Advisory Director by Goldman, Sachs & Co. to work with certain clients on a variety of banking matters. Mr. Cummings is a director of ATSI Holdings, GSC Capital Corp., Precision Partners, Inc. and RR Donnelley & Sons Company.

Diane H. Gulyas has been a director since January 2003. Ms. Gulyas is Chief Marketing & Sales Officer of E.I. DuPont de Nemours and Company and has held such position since April 2004. Before being appointed Chief Marketing & Sales Officer, she was Group Vice President of DuPont Electronics and Communication Technologies, a position she had held since February 2002. Prior to that appointment, Ms. Gulyas served as Vice President and General Manager of the DuPont Advanced Fibers Businesses. Since 1978, Ms. Gulyas has held various positions with DuPont including Executive Assistant to the Chairman of the board and Global Business Director.

Robert A. Hamwee has been a director since January 2003. Mr. Hamwee joined GSC at its inception in 1994 and became a Managing Director in 2000. He currently manages the day-to-day activities of the controlled distressed debt securities group. Mr. Hamwee was previously with The Blackstone Group from 1992 to 1994 where he worked in the Merchant Banking Division. In addition, he worked on a wide range of assignments in the Mergers and Acquisitions and Restructuring Departments. Mr. Hamwee is Chairman of the board of APW Ltd. and ATSI Holdings. Mr. Hamwee also currently serves as a director of the following companies: Burke Industries, Inc., Dukes Place Holdings, L.P., International Wire Group, Inc., Precision Partners, Inc., Seaton Insurance Company and Stonewall Insurance Company.

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

David J. Webster was named as the President of the Company’s wire harness division in June of 2005. Mr. Webster has also serves as Chief Administrative Officer since May 2004. Mr. Webster served as an executive officer when we filed for bankruptcy under chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in “Our Bankruptcy and Reorganization.” He also served as Senior Vice President from 1997 through May 2004. From 1997 to 2004, Mr. Webster was an executive officer of International Wire Group, Inc., which filed for protection under chapter 11 of the United States Bankruptcy Code on March 24, 2004. Mr. Webster has been a partner of Hanley Partners, Inc. since its inception in 2001. From August 1999 through November 2002, Mr. Webster was Senior Vice President and a member of the board of directors of LLS Corp., which filed for protection under chapter 11 of the United States Bankruptcy Code on January 16, 2002. From 1997 through 2001, Mr. Webster was a partner of Mills & Partners, Inc., and from 1997 through 1998 served as Senior Vice President of Berg Electronics Corp. During 1997, Mr. Webster served as Senior Vice President of Crain Industries, Inc. Prior to 1997, Mr. Webster was a partner in the law firm of Weil, Gotshal & Manges LLP.

Gerald G. Sax has been Senior Vice President and Chief Financial Officer since August 2005. Mr. Sax served as Senior Vice President— Supply Chain from February 2003 to August 2005. He also served as Senior Vice President — Europe from July 1999 to January 2003. Mr. Sax served as an executive officer when we filed for bankruptcy under chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in “Our Bankruptcy and Reorganization.” Mr. Sax joined us in November 1998 in the position of Vice President — Corporate Controller. Prior to joining us, Mr. Sax was Vice President — Corporate Controller for Berg Electronics Corp. from September 1995 to October 1998.

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

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and senior financial officers. A copy of the Code of Ethics has been filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 11. Executive Compensation

Compensation of Directors and Executive Officers

The Chairman of the Board receives an annual fee of $120,000 and directors (other than the Chairman) who are not executive officers receive an annual fee of $30,000. In addition, each compensation and audit Committee Member receives an annual fee of $10,000 and the Chairman of the compensation and audit Committee receives an additional fee of $5,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board and its committees and receive a per diem fee of $1,000 for additional time spent on our business beyond six regular meetings during a calendar year. We also have granted 55,000 stock options with an exercise price of $12.63, which vest over a period of three years, to each of our non-employee directors as compensation for their services as members of our board. In addition, the Chairman of the Board received an additional 50,000 options with an exercise price of $12.63, which vest over a period of three years.

The following table sets forth the cash and non-cash compensation earned during the years ended December 31, 2003, 2004 and 2005 by our Chief Executive Officer and our four other most highly compensated executive officers.

Summary Compensation Table

				Long-Term
		Annual		Compensation
		Compensation		Awards
				Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Options (2)	Compensation (3)
David M. Sindelar	2005	$860,661	$533,600	—	—
Chief Executive Officer	2004	679,827	1,076,400	70,000	—
	2003	583,994	598,000	350,000	—

Timothy L. Conlon	2005	572,663	319,000	—	—
President and Chief	2004	572,663	643,500	70,000	—
Operating Officer	2003	572,663	357,500	330,000	—

David J. Webster	2005	486,997	177,190	—	—
Chief Administrative Officer	2004	352,414	357,435	40,000	—
Chief Administrative Officer	2003	316,997	126,750	260,000
and President of the Wire Harness Business
Gerald G. Sax	2005	315,334	99,470	125,000	—
Senior Vice President and	2004	278,578	153,270	15,000	—
Chief Financial Officer	2003	262,834	81,250	60,000	—

Steven S. L. Tang	2005	431,807	125,035	—	—
President — Asia Pacific	2004	430,324	251,740	70,000	—
	2003	423,903	137,769	150,000	—
__________

(1)	The bonus amounts listed for 2003, 2004 and 2005 were paid in 2004, 2005 and 2006 respectively.

(2)	Reflects options granted under our 2003 Stock Option Plan.

(3)
We provide perquisites and other personal benefits to certain executives. The aggregate incremental costs of these benefits to us do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each executive officer.

Aggregated Option Exercises in 2005 and Year End Option Values

The following table summarizes the number of options exercised during the year ended December 31, 2005 for the above named executive officers and the value of unexercised options as of December 31, 2005.

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Year End(#) Exercisable/Unexercisable	Value of Unexercised In-the-money Options at Year End (1) Exercisable/Unexercisable
David M. Sindelar	—	—	256,667/163,333	$0 / $0
Timothy L. Conlon	—	—	243,333/156,667	$0 / $0
David J. Webster	—	—	186,667/113,333	$0 / $0
Gerald G. Sax	—	—	86,666/113,334	$0 / $0
Steven S. L. Tang	—	—	123,333/96,667	$0 / $0

(1) Based on a fair market value of $9.00 per share, which was determined to be a reasonable estimate of Group's stock price as of October 1, 2004, the date of rights offering. For more information on the rights offering, see Note 20 of the consolidated financial statements. As of December 31, 2005, none of the options held by the named executive officers were in-the-money.

Benefit Plans

2003 Stock Option Plan

The Group 2003 Stock Option Plan provides for the award of incentive stock options, or ISOs, and non-qualified stock options, or NSOs. Subject to adjustment in the event of certain corporate transactions or events, a maximum of 2,777,778 shares of Group’s common stock is issuable under the 2003 Stock Option Plan. As of December 31, 2005, options to purchase an aggregate of 2,698,800 shares of common stock were outstanding. The exercise price of all outstanding options is $12.63 per share. Options issued under the plan that expire, are forfeited or otherwise terminate will again be available for grant under the 2003 Stock Option Plan. The plan is administered by the compensation committee of the board of directors of Group.

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

Employment Agreements

David M. Sindelar Executive Employment Agreement

Mr. David M. Sindelar entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of October 13, 2003, as amended. Pursuant to his employment agreement, Mr. Sindelar will serve as Chief Executive Officer of Group through January 31, 2007, unless terminated earlier by Group or Mr. Sindelar. Mr. Sindelar is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall management of Group and its subsidiaries. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $920,000 (reduced by any amount of salary actually received by Mr. Sindelar in respect of his severance arrangement with International Wire Group, Inc. from October 13, 2003 to April 15, 2005), subject to upward adjustment at the sole discretion of the chairman of the board of directors of Group, and additional compensation that may be used by Mr. Sindelar to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Sindelar is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives.

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

Timothy L. Conlon Executive Employment Agreement

Mr. Timothy L. Conlon entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003. Pursuant to his employment agreement, Mr. Conlon will serve as President and Chief Operating Officer of Group through January 31, 2007, unless terminated earlier by Group or Mr. Conlon. Mr. Conlon is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Conlon under his executive employment agreement includes an annual base salary of not less than $550,000, subject to upward adjustment at the sole discretion of the Chief Executive Officer of Group, and additional compensation that may be used by Mr. Conlon to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Conlon is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives.

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

David J. Webster Executive Employment Agreement

Mr. David J. Webster entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003. Pursuant to his employment agreement, Mr. Webster will serves as Chief Administrative Officer of Group through January 31, 2007, unless terminated earlier by Group or Mr. Webster. Mr. Webster is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall management of Group and its subsidiaries. Subject to the foregoing limitation on his activities, Mr. Webster is free to participate in other business endeavors.

The compensation provided to Mr. Webster under his executive employment agreement includes an annual base salary of not less than $470,000 subject to upward adjustment at the sole discretion of the Chief Executive Officer of Group, and additional compensation that may be used by Mr. Webster to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Webster is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives.

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

On June 15, 2005, in addition to his office as Chief Administrative Officer, Mr. Webster was named as the President of the company’s wire harness division and his employment agreement was amended, conditioned upon the sale of the wire harness business. Additionally, on June 15, 2005, Group and Mr. Webster entered into a Letter Agreement that entitles Mr. Webster to an employment agreement payout and a transaction bonus of $995,987 upon consummation of the sale of the wire harness business.

Gerald G. Sax Executive Employment Agreement

Mr. Gerald G. Sax entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of August 15, 2005. Pursuant to his employment agreement Mr. Sax will serve as Senior Vice President and Chief Financial Officer of Group until his termination pursuant to the terms of his employment agreement. Mr. Sax is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Sax under his executive employment agreement includes an annual base salary of not less that $360,000, subject to upward adjustment at the sole discretion of the Chief Executive Officer of Group, and additional compensation that may be used by Mr. Sax to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Sax is entitled to an annual bonus in an amount determined in accordance with our annual incentive compensation plan for such executives.

Mr. Sax’s employment agreement also provides that if Mr. Sax’s employment is terminated without cause, Mr. Sax will continue to receive his then current salary, which shall not be less than $360,000 for a period of eighteen months following such termination. The executive employment agreement terminates upon Mr. Sax’s death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of eighteen months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse’s lifetime.

Compensation Committee Report on Executive Compensation

Compensation Committee Responsibility and Policies

Group has established a compensation committee that consists of four directors. Each member of the Compensation Committee is a non-employee director within the meaning of Rule 16b-3 under the Exchange Act and an outside director within the meaning of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Compensation Committee annually reviews and recommends to the full Board of Directors of Group compensation for the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and each of the five most highly compensated executive officers of the Company, including, without limitation, (a) the annual base salary, (b) the annual incentive bonus, including the specific goals and amount, (c) equity compensation, (d) employment agreements, severance arrangements, and change in control agreements/provisions, and (e) any other benefits, compensation or arrangements. In recommending compensation for the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and each of the five most highly compensated executive officers of the Company, the Committee sets annual performance related goals.

The Company’s executive compensation program is designed to enable the Company to recruit, retain and motivate the high quality employees it needs. As a result, the Compensation Committee has determined that executive compensation opportunities should create incentives for superior performance.

The Company’s executive compensation mix includes a base salary, annual bonus awards and stock options. Through this compensation structure, the Company aims to:

•	attract and retain highly qualified and talented executives,

•	provide appropriate incentives to motivate executives to maximize stockholder returns by producing sustained superior performance, and

•	reward them for outstanding individual contributions to the achievement of the Company’s near-term and long-term business objectives.

The Compensation Committee’s policy is that a significant portion of the executive’s compensation opportunities must be tied to achievement of annual objectives of the Company. Executive officers and other key employees are eligible to participate in the Company’s annual incentive compensation plan. Under the plan, executive officers and other key employees may receive increasing cash bonuses based on reaching annual performance target thresholds set by the Compensation Committee. The Compensation Committee may make discretionary awards under the plan. As of December 31, 2005, the Company reached and exceeded its minimum performance target, and the bonuses were approved by the Compensation Committee based on the thresholds achieved. A total of 125,000 stock options were awarded to executive officers in 2005.

Compensation of the Chief Executive Officer

The Compensation Committee regards compensation of the Chief Executive Officer to be among its most important responsibilities. The Chief Executive Officer should be properly incentivized and properly rewarded. The Compensation Committee gives incentive to the Chief Executive Officer to lead the business in a direction that will maximize stockholder value over the long-term, not just the next year.

In structuring and reviewing the Chief Executive Officer compensation, the Compensation Committee considered the Company’s financial performance in Fiscal 2003 and 2004, stockholder return, the total compensation package and value of incentive awards to Chief Executive Officer’s at comparable companies, and Mr. Sindelar’s performance during his tenure with the Company.

Mr. David M. Sindelar became the Chief Executive officer in July of 2001. For 2005, Mr. Sindelar was paid an annual salary of $860,661 and an annual bonus of $533,600 paid under Group’s annual incentive compensation plan. Mr. Sindelar’s bonus was determined based on, among other things, the financial performance target thresholds reached by the Company and other factors, including, but not limited to, his involvement in pursuing management’s objectives relative to the overall performance of the Company.

THE COMPENSATION COMMITTEE Richard A. McGinn - Chair Andrew S. Rosen - Member Robert A. Hamwee - Member Christopher J. Steffen - Member

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management

Group owns 100% of our capital stock. The following table sets forth, as of December 31, 2005, information regarding the beneficial ownership of Group's common stock by each person who beneficially owned more than 5% of any class of Group's voting securities and by its directors and named executive officers, individually, and by its directors and executive officers as a group.

	Amount and
	Nature of
	Beneficial	Percent of
	Ownership (1)	Common Stock
5% Stockholders:
HMTF Parties (2)	16,898,517	44.3%
c/o HM Capital Partners 200 Crescent Court, Suite 1600 Dallas, Texas 75201

GSC Parties (3) c/o GSC Partners 500 Campus Drive, Suite 220 Florham Park, New Jersey 07932	10,283,157	27.0%

Fidelity Parties(5) 82 Devonshire Street Boston, Massachusetts 02109	2,053,390	5.4%

Officers and Directors:
Jack D. Furst (4)	16,898,517	44.3%
Andrew S. Rosen	—	—
Richard W. Vieser (6)	55,000	*
Robert F. Cummings	—	—
Diane H. Gulyas (6)	55,000	*
Robert A. Hamwee (3)	10,283,157	27.0%
Richard A. McGinn (6)	55,000	*
Christopher J. Steffen (6)	53,332	*
David M. Sindelar (6)	373,333	1.0%
Timothy L. Conlon (6)	353,333	*
David J. Webster (6)	273,333	*
Steven S. L. Tang (6)	173,333	*
Gerald G. Sax (6)	106,665	*
All executive officers and directors as a group (13 persons)	28,680,003	75.2%

__________

* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants or other convertible securities (such as the class B senior convertible preferred stock) that are currently exercisable or exercisable within 60 days of December 31, 2005, are deemed to be outstanding and to be beneficially owned by the person holding those options, warrants or other convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	These figures include:

•
3,454,094 shares of common stock held of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P., a limited partnership, of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of HMTF.

•	93,681 shares of common stock held of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of HMTF.
•	601,355 shares of common stock held of record by HMTF Equity Fund IV (1999), L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of HMTF.
•	32,014 shares of common stock held of record by Hicks, Muse PG- IV (1999), C.V., of which the ultimate general partner is HM Fund IV Cayman, LLC, an affiliate of HMTF.
•	14,785 shares of common stock held of record by HM 4-SBS (1999) Coinvestors, L.P. a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of HMTF.
•	9,826 shares of common stock held of record by HM 4-EQ (1999) Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of HMTF.
•
4,259 shares of common stock held of record by HMTF Private Equity Fund IV (1999), L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of HMTF.

•
9,873,369 shares of common stock and 2,177,356 shares of class B senior convertible preferred stock (currently convertible into 2,815,134 shares of common stock) held of record by Pearl Street II, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of HMTF.

(3)	These figures include:

GSC Recovery II, L.P. (“Recovery II”) owns 4,160,887 shares of common stock (which includes 2,893,887 shares of common stock and 1,267,000 shares of common stock issuable upon conversion of 979,957 shares of Class B Senior Convertible Preferred Stock); GSC Recovery IIA, L.P. (“Recovery IIA”) owns 5,007,889 shares of common stock (which includes 4,357,448 shares of common stock and 650,613 shares of common stock issuable upon conversion of 503,215 shares of Class B Senior Convertible Preferred Stock); GSC Partners CDO Fund, Limited (“CDO”) owns 654,801 shares of the Company’s common stock; and GSC Partners CDO Fund II, Limited (“CDO II”) owns 459,408 shares of the Company’s common stock. By virtue of his relationship (described below) with Recovery II, Recovery IIA, CDO, and CDO II, Mr. Hamwee may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of, the shares of common stock of the Company owned by Recovery II, Recovery IIA, CDO, and CDO II. Mr. Hamwee disclaims beneficial ownership of the Company’s common stock except to the extent of his pecuniary interest in such stock.

Recovery II is a Delaware limited partnership. GSC Recovery II GP, L.P. is the general partner of Recovery II. GSC RII, LLC is the general partner of GSC Recovery II GP, L.P. GSCP (NJ) Holdings, L.P. is the managing member of GSC RII, LLC. GSCP (NJ), L.P. is the manager of Recovery II. GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P.

Recovery IIA is a Delaware limited partnership. GSC Recovery IIA GP, L.P. is the general partner of Recovery IIA. GSC RIIA, LLC is the general partner of GSC Recovery IIA GP, L.P. GSCP (NJ) Holdings, L.P. is the managing member of GSC RIIA, LLC. GSCP (NJ), L.P. is the manager of Recovery IIA. GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P.

CDO and CDO II are Cayman Islands corporations. GSCP (NJ), L.P. is the collateral manager of CDO and CDO II; GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P.

Each of Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Frederick H. Horton, Thomas V. Inglesby, Matthew C. Kaufman, Christine K. Vanden Beukel, and Andrew J. Wagner are the executive officers and stockholders of GSCP (NJ), Inc. and the limited partners of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P.

By virtue of each of the above entities’ and individuals’ relationship with Recovery II, Recovery IIA, CDO and CDO II, each may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of, the shares of common stock of the Company owned by Recovery II, Recovery IIA, CDO and CDO II. Each of the above entities and individuals disclaims beneficial ownership of the Company’s common stock except to the extent of each entity’s and individual’s pecuniary interest in such common stock.

(4)
Mr. Furst is a partner, stockholder and member of the management committee of HMTF and, accordingly, may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the HMTF Parties described above. Mr. Furst disclaims beneficial ownership of shares of Group’s Common Stock not owned of record by him.

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

ITEM 13. Certain Relationships And Related Transactions

Purchases from International Wire Group, Inc.

In March 2000, Viasystems acquired the wire harness business of International Wire,, which at the time was an affiliate of HMTF. Our wire harness operations, in accordance with a supply agreement entered into in connection with our acquisition of the wire harness business, purchased an aggregate of $42.1 million of insulated wire products from International Wire in the year ended December 31, 2005. The terms of the supply agreement are consistent with terms prevailing in an arms length transaction. The negotiated terms of the supply agreement include the pricing, purchase commitment, payment, quality and liability terms. On December 31, 2005, the supply agreement with International Wire expired by its terms. On March 21, 2006, Viasystems agreed to sell its wire harness business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.

Mr. Hamwee and Mr. Cummings, both members of our board of directors, are affiliates of GSC. GSC owns 16.9% of International Wire and Mr. Hamwee is a member of the Board of Directors of International Wire. As of November 2004, HMTF was no longer affiliated with International Wire.

Under the terms of the purchase agreement, International Wire agreed to indemnify Viasystems for various matters associated with the pre-acquisition operations of the wire harness business, including product liability claims related to hose assemblies manufactured by one of the acquired companies through 1997. Certain claims have been asserted against International Wire by insurers as subrogees of their insured homeowners with respect to property damages arising from the failure of allegedly defective washing machine hose assemblies manufactured by one of the acquired companies. International Wire and its insurers to date have defended and/or settled all such claims consistent with their indemnity obligations. International Wire filed for protection under chapter 11 of the U.S Bankruptcy Code on March 24, 2004. On August 5, 2004, International Wire’s plan of reorganization was confirmed and on October 20, 2004, International Wire emerged from bankruptcy. Under the terms of International Wire’s plan of reorganization, it assumed the obligations under its indemnity to us. While International Wire has advised us that it believes that it will be financially capable of honoring any further claims, there can be no assurance of the foregoing, in which case insurers could potentially assert claims directly against one of the acquired companies.

Stockholders Agreement

On January 31, 2003, we entered into a Stockholders Agreement with certain persons acquiring shares of Group capital stock in connection with the Reorganization, including HMTF, which controls a majority of the voting stock of Group, and certain affiliates of GSC.

The Stockholders Agreement provides that our board of directors will be comprised of at least nine members as follows: our chief executive officer; five members designated for election by affiliates of HMTF; and three members designated for election by affiliates of GSC and the other stockholder parties to the Stockholders Agreement other than HMTF. In addition, affiliates of HMTF, on the one hand, and affiliates of GSC and the other stockholder parties to the Stockholders Agreement other than HMTF, on the other hand, have the right to jointly designate additional members to our board of directors. The five directors designated by affiliates of HMTF are Mr. Furst, Mr. Rosen, Mr. McGinn, Mr. Vieser and Mr. Conlon. The three directors designated by affiliates of GSC and other non-HMTF stockholders are Mr. Cummings, Mr. Hamwee and Ms. Gulyas. Mr. Steffen is a jointly nominated director and Mr. Sindelar holds the remaining seat as our chief executive officer. The Stockholders Agreement also provides that the compensation committee of our board of directors will be comprised of two members designated by the HMTF board designees and one member designated by the GSC and non-HMTF stockholders’ board designees, so long as such individuals are qualified to serve in such capacity.

To the extent that the affiliates of HMTF or the affiliates of GSC and the other non-HMTF stockholders dispose of shares of common stock held by them, such constituency’s right to designate directors for election (and to appoint compensation committee members) shall be reduced as follows:

Stockholders Agreement

On January 31, 2003, we entered into a Stockholders Agreement with certain persons acquiring shares of Group capital stock in connection with the Reorganization, including HM Capital Partners, which controls a majority of the voting stock of Group, and certain affiliates of GSC.

The Stockholders Agreement provides that our board of directors will be comprised of at least nine members as follows: our chief executive officer; five members designated for election by affiliates of HM Capital Partners; and three members designated for election by affiliates of GSC and the other stockholder parties to the Stockholders Agreement other than HM Capital Partners. In addition, affiliates of HM Capital Partners, on the one hand, and affiliates of GSC and the other stockholder parties to the Stockholders Agreement other than HM Capital Partners, on the other hand, have the right to jointly designate additional members to our board of directors. The five directors designated by affiliates of HM Capital Partners are Mr. Furst, Mr. Rosen, Mr. McGinn, Mr. Vieser and Mr. Conlon. The three directors designated by affiliates of GSC and other non-HM Capital Partners stockholders are Mr. Cummings, Mr. Hamwee and Ms. Gulyas. Mr. Steffen is a jointly nominated director and Mr. Sindelar holds the remaining seat as our chief executive officer. The Stockholders Agreement also provides that the compensation committee of our board of directors will be comprised of two members designated by the HM Capital Partners board designees and one member designated by the GSC and non-HM Capital Partners stockholders’ board designees, so long as such individuals are qualified to serve in such capacity.

To the extent that the affiliates of HM Capital Partners or the affiliates of GSC and the other non-HM Capital Partners stockholders dispose of shares of common stock held by them, such constituency’s right to designate directors for election (and to appoint compensation committee members) shall be reduced as follows:

Percentage of Common Stock Disposed of by Affiliates of HMTF	Number of Designated Directors	Number of Compensation Committee Members
More than 20% but equal to or less than 40%	4	2
More than 40% but equal to or less than 60%	3	2
More than 60% but equal to or less than 80%	2	1
More than 80% but equal to or less than 90%	1	1
More than 90%	0	0

Percentage of Common Stock Disposed of by Affiliates of GSC and Other Non-HMTF Stockholders	Number of Designated Directors	Number of Compensation Committee Members
More than 30% but equal to or less than 60%	2	1
More than 60% but equal to or less than 90%	1	1
More than 90%	0	0

Rights Offering

On October 7, 2004, Group completed a Rights Offering whereby they sold 5,555,555 shares of common stock at $9.00 per share to current holders of stock. The proceeds, net of issuance costs, of $47.1 million, was contributed to Viasystems.

Monitoring and Oversight Agreement

Viasystems entered into a ten-year monitoring and oversight agreement with an affiliate of HMTF, effective as of January 31, 2003. Under the monitoring and oversight agreement, Viasystems is required to pay HMTF an annual fee, payable quarterly, for oversight and monitoring services equal to the lesser of (1) 2% of its consolidated EBITDA for such year and (2) $1.5 million. The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HMTF may elect to defer the payment of their fees, in which case these amounts will become due and payable at such time as HMTF elects to require the payment of these obligations. The monitoring and oversight agreement makes available the resources of HMTF concerning a variety of financial and operational matters. Historically, these services have been provided not only by Mr. Furst and Mr. Rosen, outside the scope of their duties as our directors, but also from numerous other principals and employees of HMTF. Mr. Furst and Mr. Rosen are each principals of HMTF. HMTF has performed various monitoring and oversight services, including providing input in management’s establishment of Viasystems’ financial and strategic acquisition plans. HMTF monitors the viability and implementation of Viasystems’ strategic plan through actions such as review of monthly financial data, management briefings and facility visits. HMTF is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement. In addition, Viasystems has agreed to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by HMTF under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF.

Consulting Arrangement

In connection with our restructuring activities, commencing December 2001, Viasystems, Inc. engaged Katia Advisors LLC to provide sales and marketing consulting services related to strategic marketing opportunities. Such services were provided on a month-by-month basis and effective December 1, 2004, Viasystems, Inc. discontinued using these services. As of December 1, 2004, Viasystems had paid Katia Advisors an aggregate of $520,000. These services were provided by Richard McGinn, a partner of Katia and a member of our board of directors.

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

Principal Accounting Fees

The following table sets forth fees billed to the Company during the years ended December 31, 2004 and 2005 by the Company’s principal accounting firm PricewaterhouseCoopers LLP:

	Year ended December 31,
	2004	2005
Audit fees (1)	$1,429	$1,096
Audit related fees (2)	214	114
Tax fees (3)	41	—
All other fees	—	—
Total	$1,684	$1,210

(1)
Includes professional services rendered for the audit of the Company’s consolidated annual financial statements and review of financial statements in the Company’s reports on Form 10-Q and services normally provided in connection with various accounting matters and statutory audit services and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Includes professional services rendered for procedures performed in connection with due diligence and audit for divestitures and consultation concerning Sarbanes-Oxley.

(3)	Includes professional services rendered for preparation of tax returns and consultation with the Company on various tax matters

Financial Information Systems Design and Implementation Fees

PricewaterhouseCoopers LLP did not perform any services and therefore billed no fees relating to operating or supervising the operation of the Company’s information systems or local area network or for designing or implementing the Company’s financial information management systems during 2005.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts
For the Year Ended December 31
(In thousands)

Allowance for doubtful accounts	Beginning Balance	Acquisitions/ (Distributions)	Charges to Cost	Accounts written off	Translation Adjustments	Balance at End of Period
2003	$10,893	$(942)	$6,259	$(7,228)	$1,046	$10,028
2004	$10,028	$(296)	$7,699	$(3,932)	$328	$13,827
2005	$13,827	$—	$2,511	$(5,525)	$(81)	$10,732

Valuation Allowance for deferred tax assets	Beginning Balance	Acquisitions/ (Distributions)	Charges to Cost	Extraordinary Items	Translation Adjustments	Balance at End of Period
2003	$576,654	$0	$130,635	$0	$0	$707,289
2004	$707,289	$0	$(308,339)	$0	$0	$398,950
2005	$398,950	$0	$67,156	$0	$0	$466,106

3.	Exhibits

The following exhibits are filed as part of this Registration Statement or incorporated by reference herein:

Exhibit No.		Exhibit Description
2.1	(1)	Prepackaged Joint Plan of Reorganization of Group, Inc. and Viasystems, Inc. under chapter 11 of the Bankruptcy Code, dated August 30, 2002.
2.1(a)	(1)	Amended Motion of Debtors for Order Approving Modification to the Debtors’ Prepackaged Joint Plan of Reorganization, dated January 2, 2003.
2.1(b)	(4)
Stock Purchase Agreement between Electrical Components International Holdings Company, Viasystems Group, Inc., Wire Harness Holding Company, Inc. and Wire Harness Industries, Inc. dated March 21, 2006.

3.1	(1)	Third Amended and Restated Certificate of Incorporation of Group, Inc.
3.2	(1)	Amended and Restated Bylaws of Group, Inc.
3.3	(3)	Amended and Restated Certificate of Incorporation of Viasystems, Inc.
3.4	(1)	Amended and Restated Bylaws of Viasystems, Inc.
4.1	(1)	Indenture, dated as of December 17, 2003, among Viasystems, Inc., the Guarantors party thereto, and The Bank of New York, as Trustee.
4.2	(1)	Form of 10½% Senior Subordinated Note (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).
10.1	(1)	Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.
10.1(a)	(1)
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

10.1(d)	(3)
Fourth Amendment, dated as of March 17, 2005, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

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

10.5	(1)	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, and Timothy L. Conlon.

Exhibit No.		Exhibit Description

10.6	(1)
Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, the other subsidiaries party thereto, and David J. Webster.

10.7	(4)	Amended and Restated Executive Employment Agreement made and entered into effective as of August 15, 2005, among Group, Viasystems, Inc., Viasystems Technologies Corp., LLC and Gerald G. Sax.
10.8	(1)	Monitoring and Oversight Agreement, made and entered into effective as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and Hicks, Muse & Co. Partners, L.P.
10.9	(5)	Letter Agreement dated June 15, 2005 between Group and David J. Webster
10.10	(2)	Stockholders Agreement.
10.11	(2)	Amendment to Stockholders Agreement.
10.12	(2)	Annual Incentive Compensation Plan.
10.13	(6)	Group Stock Option Plan.
14.1	(3)	Code of Ethics for the Principal Executive Officer and Senior Financial Officers filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2004.
21.1	(6)	Subsidiaries of the Registrant.
31.1	(6)	Chief Executives Officer’s Certification required by Rule 13(a)-14(a).
31.2	(6)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32	(6)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.
_________________

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1 of Group, Inc. filed on April 28, 2004.

(2)	Incorporated by reference to Registration Statement No. 333-114467 on Form S-4/A filed on June 22, 2004.

(3)	Incorporated by reference to 2004 Annual Report on Form 10-K of Viasystems, Inc. filed on March 30, 2005.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems, Inc. filed on November 11, 2005.

(5)	Incorporated by reference to the Company’s Form 8-K filed on March 22, 2006.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 31st day of March, 2006.

Viasystems, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer	Senior Vice President and Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 31st day of March, 2006.

/s/ Christopher J. Steffen
Christopher J. Steffen	Chairman of the Board of Directors

Jack D. Furst	Director

/s/ Andrew S. Rosen
Andrew S. Rosen	Director

Robert F. Cummings, Jr.	Director

/s/ Diane H. Gulyas
Diane H. Gulyas	Director

Robert A. Hamwee	Director

Richard A. McGinn	Director

/s/ Richard W. Vieser
Richard W. Vieser	Director

/s/ David M. Sindelar
David M. Sindelar	Chief Executive Officer and Director

/s/ Timothy L. Conlon
Timothy L. Conlon	President, Chief Operating Officer and Director