Form 10-Q
period 2006-03-31
VIASYSTEMS INC
filed 2006-05-15
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ____________________

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

YES [X]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

    Large Accelerated Filer [   ]        Accelerated Filer [   ]        Non-Accelerated Filer [X]

Indicate by check mark whether the registratnt is a shel company (as defined in Rule 12b-2 of the Exchange Act).

YES [X]   NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of March 31, 2006, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. & SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$21,485	$35,923
Accounts receivable, net	124,996	111,350
Inventories, net	80,063	74,579
Property held for sale	16,024	16,583
Prepaid expenses and other	17,790	15,835
Current assets of discontinued operations	73,424	68,766
Total current assets	333,782	323,036
Property, plant and equipment, net	250,189	234,377
Deferred financing costs, net	7,295	7,699
Goodwill	79,627	79,689
Intangible assets, net	8,555	8,836
Other assets, net	8,217	8,481
Non-current assets of discontinued operations	52,108	51,826
Total assets	$739,773	$713,944

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$126,921	$128,361
Accrued and other liabilities	51,224	58,948
Current maturities of long-term debt	5,454	2,828
Current liabilities of discontinued operations	45,392	41,164
Total current liabilities	228,991	231,301
Long-term debt, less current maturities	485,762	459,707
Other non-current liabilities	23,259	23,427
Non-current long term liabilities of discontinued operations	1,237	1,237
Total liabilities	739,249	715,672

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	2,434,295	2,433,587
Accumulated deficit	(2,436,731)	(2,437,655)
Accumulated other comprehensive income	2,960	2,340
Total stockholder’s equity (deficit)	524	(1,728)
Total liabilities and stockholder’s equity (deficit)	$739,773	$713,944

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$171,405	$158,129
Operating expenses:
Cost of goods sold, exclusive of items shown separately	138,537	135,511
Selling, general and administrative	15,137	18,737
Depreciation	10,544	11,029
Amortization	342	366
Restructuring and impairment charges	699	7,886
Operating income (loss)	6,146	(15,400)
Other expenses:
Interest expense, net	11,519	9,320
Amortization of deferred financing costs	404	406
Other expense, net	635	1,621
Loss from continuing operations before income taxes	(6,412)	(26,747)
Income taxes	845	3,535
Loss from continuing operations	(7,257)	(30,282)
Discontinued operations:
Income from discontinued operations, net of tax	8,181	8,766
Net income (loss)	$924	$(21,516)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$924	$(21,516)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,702	13,201
Non-cash stock compensation expense charges	708	1,393
Amortization of deferred financing costs	404	406
Loss on disposition of assets, net	64	49
Deferred taxes	—	566
Impairment of assets	—	833
Change in assets and liabilities:
Accounts receivable	(15,679)	(17,401)
Inventories	(3,917)	1,773
Prepaid expenses and other	(5,691)	(6,935)
Accounts payable and accrued and other liabilities	(6,416)	301
Income taxes payable	556	3,211
Net cash used in operating activities	(16,345)	(24,119)
Cash flows from investing activities:
Capital expenditures	(15,898)	(24,294)
Proceeds from sale of property	639	—
Net cash used in investing activities	(15,259)	(24,294)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	20,000	—
Repayment of amounts due under long-term contractual obligations	(2,942)	(731)
Financing fees and other	—	(300)
Net cash provided by (used in) financing activities	17,058	(1,031)

Effect of exchange rate changes on cash and cash equivalents	108	1,591
Net change in cash and cash equivalents	(14,438)	(47,853)

Cash and cash equivalents at beginning of the period	35,923	112,891
Cash and cash equivalents at end of the period	$21,485	$65,038

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements of Viasystems, Inc. and its subsidiaries (“Viasystems”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2005 filed on Form 10-K with the Securities and Exchange Commission.

Nature of Business
Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. In connection with the divestiture of our wire harness business, we re-evaluated our segment reporting and now conduct our operations in two reportable segments, (i) Printed Circuit Boards and (ii) Assembly. Our products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, complex medical and technical instruments, and major household appliances.

In March 2006, we entered an agreement to sell our wire harness business, and we have classified the balance sheet and results of operations of the wire harness business as discontinued operations for all periods presented. Prior to 2006, the wire harness business was included in our Assembly segment. Our consolidated statement of cash flows includes the cash flows of the wire harness business for all periods presented. These notes to consolidated financial statements relate to continuing operations only, except where otherwise indicated.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Viasystems. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
The accompanying condensed consolidated balance sheet contains certain reclassifications to conform to the presentation used in the current period.

In the first quarter of 2006, we reclassified certain transportation costs from Selling, general and administrative expenses to Cost of goods sold. Prior periods have been reclassified to conform to the current-year presentation. This reclassification has no effect on previously reported net income (loss).

Employee Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supercedes Accounting Principles Board Opinion No. 25. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 30, 2005. The provisions of SFAS 123(R) are similar to those of SFAS 123. Effective January 1, 2006, we adopted SFAS 123(R) under the modified prospective method. The adoption of SFAS 123(R) did not affect our financial position, results of operations or cash flows.

Viasystems Group, Inc. (“Group”), our holding company, maintains a stock option plan (the “2003 Stock Option Plan”). We record expenses attributable to Group’s 2003 Stock Option Plan. The options issued under the 2003 Stock Option Plan have a fixed exercise price and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date.

Certain of our employees have been given options to purchase shares of the common stock of Group under the 2003 Stock Option Plan. Under the fair value recognition provisions, stock-based compensation is measured as the fair market value of the option awarded at the date of grant. The fair value of the options granted under the 2003 Stock Option Plan was determined using the Black Scholes method. We estimated that there would be forfeitures of 5%. The estimated stock-based compensation expense is recognized over the option vesting period determined as of the date of grant. Stock-based compensation provided to our employees by Group is reflected as Selling, general and administrative expense, Cost of goods sold and Income from discontinued operations of $587, $22 and $99, respectively for the three months ended March 31, 2006 and $1,277, $53, and $63, respectively for the three months ended March 31, 2005, in our condensed consolidated statements of operations and as a capital contribution from Group.

In aggregate, options for the purchase of 2,649,800 shares of Group common stock are outstanding and vest over a three-year period. We initially recorded deferred stock-based compensation of $12,721 in connection with options. As of March 31, 2006, unrecognized compensation expense allocated to us totaled approximately $1,478 and will be recognized over a weighted average period of 12 months.

Discontinued Operations
On March 21, 2006, we entered into an agreement to sell our wire harness business for $320,000, subject to certain adjustments. The sale was completed on May 1, 2006, and we expect to report a gain of approximately $225,000 on disposal of the business during the quarter ending June 30, 2006. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” ("SFAS 144"), our results of continuing operations for the three months ended March 31, 2006 and 2005 exclude the results of the discontinued wire harness business. Income from discontinued operations for the three months ended March 31, 2006 and 2005, of $8,181 and $8,766, are net of income taxes of $475 and $563, respectively.

The major components of income from discontinued operations are:

	Three Months Ended March 31,
	2006	2005
Net sales	$77,606	$72,061
Operating income	8,611	9,319

The major components of assets and liablities of discontinued operations are:

	March 31, 2006	December 31, 2005
Accounts receivable, net	$34,100	$30,540
Inventories, net	30,059	31,374
Property, plant & equipment, net	21,559	21,277
Goodwill	30,549	30,549
Accounts payable	32,815	30,908

2.	Inventories

The composition of inventories is as follows:

	March 31, 2006	December 31, 2005
Raw materials	$27,566	$26,036
Work in process	22,641	19,727
Finished goods	29,856	28,816
Total inventories of continuing operations	$80,063	$74,579

Inventories of continuing operations are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.	Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2006	December31, 2005
Land and buildings	$50,369	$46,996
Machinery, equipment and systems	315,060	306,399
Construction in progress	25,312	10,724
Leasehold improvements	26,522	26,156
	417,263	390,275
Less: Accumulated depreciation	(167,074)	(155,898)
Total property, plant and equipment of continuing operations	$250,189	$234,377

4.	Long-term Debt

The composition of long-term debt at March 31, 2006, is as follows:

Credit Agreement:
Term Facilities	$261,687
Revolver	20,000
Senior Subordinated Notes due 2011	200,000
Capital leases	9,529
491,216
Less: current maturities	5,454
$485,762

Credit Agreement

In January 2003, we entered into a senior credit facility (the “2003 Credit Agreement”), guaranteed by Group. The 2003 Credit Agreement provided for term loans and a $51,289 revolving credit facility, which included a $15,000 letter of credit sub-facility. Under the terms of the 2003 Credit Agreement, a portion of the proceeds from the disposal of our wire harness business must be used to extinguish our outstanding term loan and related accrued interest through the date of extinguishment. In addition, a portion of the disposal proceeds must be used to repay then outstanding loans under the revolving credit facility, together with accrued interest. In May 2006, as required by the 2003 Credit Agreement, the proceeds from the disposal of our wire harness business were applied to pay down the outstanding balance of the 2003 Credit Agreement, and the total available credit under the 2003 Credit Agreement was reduced to approximately $11,000. We are evaluating alternatives for replacement of the 2003 Credit Agreement.

Our term loan bears interest, at our option, at the then effective base rate plus 3.25% or the then effective Eurocurrency rate plus 4.25%. Our revolving credit loans bear interest, at our option, at the then effective base rate plus 3.5% or the then effective Eurocurrency rate plus 4.5%. We pay a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the revolving credit facility.

For the three months ended March 31, 2006 and 2005, the weighted average interest rates on outstanding borrowings under the 2003 Credit Agreement were 8.7% and 6.5%, respectively.

Senior Subordinated Notes due 2011

In December 2003, Viasystems completed an offering of $200,000 of 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”).

Interest on the 2011 Notes is due semiannually on January 15 and July 15. We may redeem the 2011 Notes at any time prior to January 15, 2008 at the redemption price of 100% plus a “make-whole” premium (as defined). In the event of an Initial Public Offering (as defined), 35% of the 2011 Notes may be redeemed at any time prior to January 15, 2007 at the redemption price of 110.5%, plus accrued and unpaid interest, if any, to the redemption date. In the event of a Change in Control (as defined), we are required to make an offer to purchase the 2011 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2011 Notes are guaranteed (see Note 7) by certain of our subsidiaries. In connection with the disposal of our wire harness business, the trustee under the 2011 Notes released the wire harness subsidiaries of the guarantee of the 2011 Notes. The condensed consolidating financial information of guarantor subsidiaries has been adjusted to present separately as discontinued operations the assets, liabilities and operating results of the wire harness business.

Capital Leases

During the quarter ended March 31, 2006, a non-cash capital expenditure, in the form of a capital lease obligation of $11,594, was incurred when Viasystems entered into a lease for new equipment.  A subsequent payment of a portion of the obligation is classified as repayment of amounts due under long-term obligations in the condensed consolidated statement of cash flows for the three months ended March 31, 2006.

5.	Restructuring and Impairment Charges

In light of the economic downturn that began in 2000 and continued into 2003 related to many of our key telecommunication and networking customers, and the shift in demand from high cost countries to low cost countries, we initiated restructuring activities to adjust our cost position compared to anticipated levels of business. We also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments that continued into 2005.

During 2005, we closed our facilities in Echt, the Netherlands, and Montreal, Canada. During the three months ended March 31, 2006, we incurred $699 for maintenance and security costs related to keeping the buildings in sellable condition, and these costs are reported as Restructuring and impairment charges in the accompanying statement of operations for the three months ended March 31, 2006.

Below are tables summarizing restructuring and impairment charges and other related activity as of and for the three months ended March 31, 2006 and 2005:

		Three Months Ended			Cumulative
	Balance	March 31, 2006			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/05	Charges	Reversals	Total	Payments	Charges	3/31/06
Restructuring Activities:
Personnel and severance	$4,634	$—	$—	$—	$(1,748)	$—	$2,886
Lease and other contractual commitments	1,308	699	—	699	(914)	—	1,093
Asset impairments	—	—	—	—	—	—	—
Total restructuring and impairment charges	$5,942	$699	$—	$699	$(2,662)	$—	$3,979

		Three Months Ended			Cumulative
	Balance	March 31, 2005			Drawdowns		Balance
	at				Cash	Non-Cash	at
	12/31/04	Charges	Reversals	Total	Payments	Charges	3/31/05
Restructuring Activities:
Personnel and severance	$3,209	$6,931	$—	$6,931	$(3,642)	$—	$6,498
Lease and other contractual commitments	1,647	122	—	122	(262)	—	1,507
Asset impairments	—	833	—	833	—	(833)	—
Total restructuring and impairment charges	$4,856	$7,886	$—	$7,886	$(3,904)	$(833)	$8,005

The restructuring and impairment charges were determined based on formal plans approved by Viasystems’ management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plans is executed.

6.	Derivative Financial Instruments

We account for derivatives under SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").These standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

Our decision to enter into forward purchase contracts is made after considering our future use of foreign currencies, the desired foreign exchange rate sensitivity and exchange rate levels. Prior to entering into a hedge transaction, we formally document the relationship between hedging instruments and hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The following is a summary of our accounting policies for derivative instruments and our activities under SFAS 149 and SFAS 133.

Cash Flow Hedges
We enter into foreign currency forward purchase contracts to convert floating exchange rates into fixed rates. The forward agreements provide for Viasystems to pay a fixed U.S. dollar amount to receive a fixed amount of foreign currency. Under the forward agreements Viasystems is to pay U.S. dollars and receive foreign currency on an interval basis. Amounts to be paid or received under these forward agreements are accounted for on a cash basis and recognized in Cost of goods sold and Selling, general, and administrative when the contracts are executed.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each quarterly measurement date.

No cash flow hedges relate to continuing operations for the three months ended March 31, 2006 and 2005. At March 31, 2005, deferred gains of $113, net of tax, related to cash flow hedges recorded in other comprehensive income. All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.

The following table summarizes Viasystems’ derivative instrument activity at March 31, 2006.

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Mexican Peso	$11,475	1.0	10.8137

Deferred loss, net of tax	$100

7.	Business Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

On May 1, 2006, Viasystems completed the previously announced sale of its wire harness business, which is required to be accounted for as a discontinued operation in accordance with SFAS 144. In connection with the disposal of the wire harness business, we have re-evaluated our operating segments based on the application of SFAS 131, and we identified two segments: Printed Circuit Boards, and Assembly.

In prior periods, including for the three months ended March 31, 2005 and the year ended December 31, 2005, we reported four segments: China Printed Circuit Boards, North American Printed Circuit Boards, Europe Printed Circuit Boards, and Assembly, with minor assembly operations reported as “other”. Our discontinued wire harness business was previously substantially conducted within the Assembly segment. Further, following closure of our printed circuit board manufacturing facilities in North America and Europe during 2005, we have no continuing activities in those segments in 2006. Our results for the three months ended March 31, 2005 are reclassified to compare to the two continuing segments, and the results of the closed printed circuit board operations have been reflected as “other”.

The Printed Circuit Boards segment consists of our printed circuit board manufacturing facilities located in China. These facilities provide comprehensive front-end engineering services, including circuit board layout and related design services in addition to the manufacture of double-sided and multi-layer printed circuit boards and backpanels.

The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China, Mexico and the United States.

Net sales and operating income (loss) by segment are as follows:
	Three Months Ended March 31,
	2006	2005
Net sales to external customers:
Printed circuit boards	$110,357	$93,806
Assembly	60,606	45,626
Other	442	18,697
Total from continuing operations	$171,405	$158,129
Intersegment sales:
Printed circuit boards	$3,866	$4,726
Assembly	—	—
Other	—	1,922
Total from continuing operations	$3,866	$6,648
Operating income (loss):
Printed circuit boards	$6,078	$(2,750)
Assembly	68	(3,192)
Other	—	(9,458)
Total from continuing operations	$6,146	$(15,400)

Total assets by segment are as follows:
	March 31, 2006	December 31, 2005
Total assets:
Printed circuit boards	$459,960	$430,981
Assembly	125,239	120,479
Other	29,042	41,892
Total of continuing operations	$614,241	$593,352

8.	Comprehensive Income

The components of comprehensive income, net of tax, relate to both continuing operations and discontinued operations and are as follows:
	Three Months Ended March 31,
	2006	2005
Net income (loss)	$924	$(21,516)
(Loss) gain on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	(175)	113
Foreign currency translation adjustments	795	152
Comprehensive income (loss)	$1,544	$(21,251)

9.	Guarantor Subsidiaries

The 2011 Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of Viasystems other than our foreign subsidiaries. Each of the guarantor subsidiaries and non-guarantor subsidiaries is wholly-owned by Viasystems. In connection with the disposal of our wire harness business, the trustee under the 2011 Notes released the wire harness guarantor subsidiaries of the guarantee of the 2011 Notes.

The following condensed consolidating financial information includes the accounts of Viasystems, the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries. Assets, liabilities and operating results of discontinued operations are separately identified in accordance with SFAS No. 144, except in the statements of cash flows.

Balance Sheet as of March 31, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$3	$3,972	$17,510	$—	$21,485
Accounts receivables	—	31,448	93,548	—	124,996
Inventories	—	13,987	66,076	—	80,063
Property held for sale	—	6,500	9,524	—	16,024
Other current assets	(4,329)	12,351	9,768	—	17,790
Current assets of discontinued operations	—	72,551	873	—	73,424
Total current assets	(4,326)	140,809	197,299	—	333,782
Property, plant and equipment, net	157	7,258	242,774	—	250,189
Investment in subsidiaries	764,721	369,068	—	(1,133,789)	—
Other assets	(11,347)	54,966	60,075	—	103,694
Non-current assets of discontinued operations	—	(205)	52,313	—	52,108
Total assets	$749,205	$571,896	$552,461	$(1,133,789)	$739,773
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$135	$2,669	$—	$5,454
Accounts payable	—	14,410	112,511	—	126,921
Accrued and other liabilities	(14,533)	20,947	44,810	—	51,224
Current liabilities of discontinued operations	—	44,630	762	—	45,392
Total current liabilities	(11,883)	80,122	160,752	—	228,991
Long-term debt, less current maturities	479,036	—	6,726	—	485,762
Other non-current liabilities	(7,380)	6,497	24,142	—	23,259
Non-current liabilities of discontinued operations	—	1,237	—	—	1,237
Intercompany (receivable)/ payable	291,259	(280,519)	(10,740)	—	—
Total liabilities	751,032	(192,663)	180,880	—	739,249
Total paid-in capital and accumulated deficit	(2,436)	764,721	369,068	(1,133,789)	(2,436)
Accumulated other comprehensive income (loss)	609	(162)	2,513	—	2,960
Total liabilities and stockholder’s equity (deficit)	$749,205	$571,896	$552,461	$(1,133,789)	$739,773

Balance Sheet as of December 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$432	$12,420	$23,071	$—	$35,923
Accounts receivable	—	21,150	90,200	—	111,350
Inventories	—	11,914	62,665	—	74,579
Property held for sale	—	7,099	9,484	—	16,583
Other current assets	(4,329)	10,057	10,107	—	15,835
Current assets of discontinued operations	—	65,576	3,190	—	68,766
Total current assets	(3,897)	128,216	198,717	—	323,036
Property, plant and equipment, net	177	6,188	228,012	—	234,377
Investment in subsidiaries	756,922	373,416	—	(1,130,338)	—
Other assets	(11,499)	55,539	60,665	—	104,705
Non-current assets of discontinued operations	—	(166)	51,992	—	51,826
Total assets	$741,703	$563,193	$539,386	$(1,130,338)	$713,944
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$178	$—	$—	$2,828
Accounts payable	—	12,558	115,803	—	128,361
Accrued and other liabilities	(7,049)	17,253	48,744	—	58,948
Current liabilities of discontinued operations	—	36,734	4,430	—	41,164
Total current liabilities	(4,399)	66,723	168,977	—	231,301
Long-term debt, less current maturities	459,699	8	—	—	459,707
Other non-current liabilities	(7,380)	8,971	21,836	—	23,427
Non-current liabilities of discontinued operations	—	(1,237)	2,474	—	1,237
Intercompany (receivable)/ payable	297,248	(268,243)	(29,005)	—	—
Total liabilities	745,168	(193,778)	164,282	—	715,672
Total paid-in capital and accumulated deficit	(4,068)	756,922	373,416	(1,130,338)	(4,068)
Accumulated other comprehensive income (loss)	603	49	1,688	—	2,340
Total liabilities and stockholder’s equity (deficit)	$741,703	$563,193	$539,386	$(1,130,338)	$713,944

Statement of Operations for the three months ended March 31, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$48,727	$125,400	$(2,722)	$171,405
Operating expenses:
Cost of goods sold	—	41,908	99,351	(2,722)	138,537
Selling, general and administrative	116	7,519	7,502	—	15,137
Depreciation	21	526	9,997	—	10,544
Amortization	53	—	289	—	342
Restructuring and impairment charges, net	—	9	690	—	699
Operating (loss) income	(190)	(1,235)	7,571	—	6,146
Other expenses (income):
Interest expense, net	8,169	(5,847)	9,197	—	11,519
Amortization of deferred financing costs	404	—	—	—	404
Other expense (income), net	—	(2,957)	3,592	—	635
Equity earnings (loss) in subsidiaries	7,799	(4,348)	—	(3,451)	—
Income (loss) from continuing operations before income taxes	(964)	3221	(5,218)	(3,451)	(6,412)
Income (benefit) taxes	(1,888)	542	2,191	—	845
Net income from continuing operations	924	2,679	(7,409)	(3,451)	(7,257)
Income from discontinued operations, net of tax	—	5,120	3,061	—	8,181
Net (loss) income	$924	$7,799	$(4,348)	$(3,451)	$924

Statement of Operations for the three months ended March 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$31,039	$130,381	$(3,291)	$158,129
Operating expenses:
Cost of goods sold	67	27,207	111,528	(3,291)	135,511
Selling, general and administrative	1,475	8,519	8,743	—	18,737
Depreciation	—	359	10,670	—	11,029
Amortization	35	—	331	—	366
Restructuring and impairment charges, net	—	—	7,886	—	7,886
Operating (loss) income	(1,577)	(5,046)	(8,777)	—	(15,400)
Other expenses (income):
Interest expense, net	7,143	(7,484)	9,661	—	9,320
Amortization of deferred financing costs	406	—	—	—	406
Other expense (income), net	—	(6,962)	8,583	—	1,621
Equity earnings (loss) in subsidiaries	(12,390)	(24,949)	—	37,339	—
Income (loss) from continuing operations before income taxes	(21,516)	(15,549)	(27,021)	37,339	(26,747)
Income (benefit) taxes	—	241	3,294	—	3,535
Net (loss) income from continuing operations	(21,516)	(15,790)	(30,315)	37,339	(30,282)
Income from discontinued operations, net of tax	—	3,400	5,366	—	8,766
Net (loss) income	$(21,516)	$(12,390)	$(24,949)	$37,339	$(21,516)

Statement of Cash Flows for the three months ended March 31, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(19,766)	$(7,578)	$10,999	$—	$(16,345)
Net cash provided by (used in) investing activities	—	(953)	(14,306)	—	(15,259)
Net cash provided by (used in) financing activities	19,337	(50)	(2,229)	—	17,058
Effect of exchange rate changes on cash and cash Equivalents	—	—	108	—	108
Net change in cash and cash equivalents	(429)	(8,581)	(5,428)	—	(14,438)

Cash and cash equivalents at the beginning of the period	432	12,553	22,938	—	35,923
Cash and cash equivalents at the end of the period	$3	$3,972	$17,510	$—	$21,485

Statement of Cash Flows for the three months ended March 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$196	$(34,841)	$10,526	$—	$(24,119)
Net cash provided by (used in) investing activities	—	(383)	(23,911)	—	(24,294)
Net cash provided by (used in) financing activities	—	(708)	(323)	—	(1,031)
Effect of exchange rate changes on cash and cash Equivalents	—	—	1,591	—	1,591
Net change in cash and cash equivalents	196	(35,932)	(12,117)	—	(47,853)

Cash and cash equivalents at the beginning of the period	10	80,256	32,625	—	112,891
Cash and cash equivalents at the end of the period	$206	$44,324	$20,508	$—	$65,038

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

Forward-looking statements involve risks, uncertainties and assumptions, including those referred to in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006.  Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this information statement.

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

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (PCBs) and electro-mechanical solutions (EMS). The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment and a variety of complex medical and technical instruments. In our continuing operations, we currently have seven manufacturing facilities, including six manufacturing sites in China and Mexico to take advantage of low cost, high quality manufacturing environments. In addition, in order to support our customers’ local needs we have maintained engineering and customer service centers in the Netherlands, Canada, England, China, Mexico and the United States.

We are a supplier to over 200 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Delphi Corporation, EMC Corporation, General Electric Company, Huawei Technologies Co Ltd., KIS Photo-Me Group, Lucent Technologies, Inc., Maytag Corporation, Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., and Tellabs, Inc. We have also forged strategic alliances with leading contract manufacturers such as Celestica, Inc. and Solectron Corporation. We supply PCBs to our contract manufacturing partners through these strategic alliances.

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Sales. Net sales from continuing operations for the three months ended March 31, 2006 were $171.4 million, representing a $13.3 million, or 8.4%, increase over net revenues from continuing operations in the same period in 2005. Total sales from our China printed circuit board manufacturing operations, including intersegment sales, increased by $15.7 million, or 15.9%, as a result of capacity added during 2005 and now available to meet the strong demand from existing customers, from customers transferred from our closed sites, and from new customers. Net sales of our electro-mechanical solutions products and services increased by $15.0 million, or 32.8%, as result of strong demand from our telecom end market customers and from our industrial, instrumentation and other end market customers. These increases were offset in part by an approximate $18 million reduction in net sales of printed circuit boards manufactured in factories which we closed during 2005.

Cost of Goods Sold.  Cost of goods sold in our continuing operations for the three months ended March 31, 2006 was $138.5 million or 80.8% of net sales, compared to $135.5 million or 85.7% of net sales for the three months ended March 31, 2005. The closures of loss making manufacturing facilities in North America and Europe during 2005 have afforded us substantial improvement in costs incurred to produce printed circuit boards. These cost savings were offset in part by increased costs of commodities used in our manufacturing processes, including petroleum products and precious metals, by increased transportation costs, and by the adverse impact of the Chinese currency versus the U.S. dollar.

Selling, General and Administrative Costs.  Selling, general and administrative costs in our continuing operations decreased $3.6 million from $18.7 million for the three months ended March 31, 2005, to $15.1 million for the same period in 2006. The improvement is primarily the result of the elimination of administrative costs previously required to support the closed printed circuit board sites in Europe and North America. The savings have been offset in part by adverse currency changes.

Depreciation Expense.  Depreciation expense in our continuing operations decreased $0.5 million for the three months ended March 31, 2006 compared to the same period last year. While much of our equipment from closed sites in North America and Europe has been relocated to our China printed circuit board operations, depreciation on the closed buildings and other assets not transferred has been eliminated because such assets were taken out of service during 2005.

Restructuring and Impairment Expenses.  Restructuring and impairment expenses for the three months ended March 31, 2006 were $0.7 million, primarily related to costs required to maintain closed facilities in North America and Europe while the properties are held for sale. Restructuring and impairment expenses in the same period last year were $7.9 million, primarily related to personnel and restructuring charges in connection with the closure of facilities, and in part related to asset impairments in those facilities.

Operating Income.  Operating income from continuing operations of $6.1 million for the three months ended March 31, 2006 improved by $21.5 million compared to the operating loss from continuing operations in the same period in 2005. The actions we took during 2005 to eliminate the high costs of manufacturing in western world sites are producing the expected improvements in profitability.

Income Taxes.  Income taxes related to continuing operations for the three months ended March 31, 2006 were $0.8 million compared to $3.5 million for the same period in 2005. Income tax expense decreased from prior year due in part to changes in our corporate structure.

Discontinued Operations

On May 1, 2006, we completed the previously announced sale of our wire harness business, which is required to be reported as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". See our Form 8-K filed on May 5, 2006 for further description of the sale and related transactions. Net proceeds from the sale of the wire harness business are required to be applied as a reduction of principal and interest balances outstanding and undrawn commitments under our senior credit facility.

For the three months ended March 31, 2006, our income from discontinued operations, net of taxes of $0.5 million was $8.2 million, compared to $8.8 million, net of $0.6 million taxes for the three months ended March 31, 2005.

Liquidity and Capital Resources

Net proceeds from the sale of our wire harness business are required to be applied as a reduction of principal and interest balances outstanding and undrawn commitments under our senior credit facility. After funding transaction costs and applying proceeds to repayment of bank debt, remaining cash will be held for reinvestment in our continuing operations.

Following the sale transaction, approximately $300 million of the net proceeds have been applied as (i) repayment in full of our term loan under our senior credit facility, together with accrued and unpaid interest, and (ii) repayment of then outstanding borrowings under the revolving line of credit component of our senior credit facility, together with accrued and unpaid interest. In addition, following the required application of the net proceeds, our total available borrowing capacity pursuant to the revolving line of credit component was reduced from approximately $51 million to approximately $11 million.

We believe that cash flow from operations, cash proceeds from property held for sale, available cash on hand, cash available from our revolving credit facility and cash proceeds from the sale of the wire harness business will be sufficient to fund our capital expenditures and other currently anticipated cash needs. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior credit facility and our ability to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

We are currently evaluating alternatives for the replacement of our senior credit facility with a new facility or combination of new facilities.

Our principal liquidity requirements will be for debt service requirements related to our 10.5% $200 million Senior Subordinated Notes, due 2011, plus working capital needs and capital expenditures of our continuing operations. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

Net cash used in operating activities was $16.3 million for the three months ended March 31, 2006, compared to $24.1 million used for the three months ended March 31, 2005. Changes in cash flow were principally a result of increased net income due to the closures of the western world printed circuit board operations in 2005 and an increase in working capital required to support increased customer demand.

Net cash used in investing activities was $15.3 million for the three months ended March 31, 2006, compared to $24.3 million for the three months ended March 31, 2005. The decrease in 2006 compared to 2005 reflects our substantial capacity expansion in China in 2005, whereas our recent capital projects are focused on technology and cost containment requiring lesser capital spending.

Net cash provided by financing activities was $17.1 million for the three months ended March 31, 2006, compared to net cash use of $1.0 million for the same period in 2005. The net cash provided by financing activities for the three months ended March 31, 2006 related principally to borrowing on the revolving credit facility, offset by scheduled principal payments on our term debt and capital leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2006, approximately $281.7 million of our long-term debt, specifically borrowings outstanding under our senior credit facility, bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the same level of borrowings at variable rates and assuming a two-percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2006, would have increased by approximately $1.4 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Finally, the reduction of debt outstanding under our senior credit facility as a result of the wire harness business disposal reduces our total exposure to interest rate fluctuations, pending our replacement of the credit facility.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2006 there were foreign currency hedge instruments outstanding for the Mexican Peso related to our wire harness business.

Item 4. Controls and Procedures

As of March 31, 2006, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 15, 2006.

VIASYSTEMS, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President &
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.