Form 10-Q
period 2006-06-30
VIASYSTEMS INC
filed 2006-08-14
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2006, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. & SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$31,429	$35,923
Accounts receivable, net	141,584	109,255
Inventories, net	80,738	74,579
Property held for sale	15,969	16,583
Prepaid expenses and other	15,239	15,835
Current assets of discontinued operations	—	68,766
Total current assets	284,959	320,941
Property, plant and equipment, net	253,681	234,377
Deferred financing costs, net	5,684	7,699
Goodwill	79,552	79,689
Intangible assets, net	8,326	8,836
Other assets, net	8,369	8,481
Non-current assets of discontinued operations	—	51,826
Total assets	$640,571	$711,849

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$126,916	$128,361
Accrued and other liabilities	56,992	56,853
Current maturities of long-term debt	2,333	2,828
Current liabilities of discontinued operations	—	41,164
Total current liabilities	186,241	229,206
Long-term debt, less current maturities	216,361	459,707
Other non-current liabilities	35,404	23,427
Non-current long term liabilities of discontinued operations	—	1,237
Total liabilities	438,006	713,577

Stockholder’s equity (deficit):
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	2,434,522	2,433,587
Accumulated deficit	(2,234,185)	(2,437,655)
Accumulated other comprehensive income	2,228	2,340
Total stockholder’s equity (deficit)	202,565	(1,728)
Total liabilities and stockholder’s equity (deficit)	$640,571	$711,849

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$187,799	$171,932	$359,204	$330,061
Operating expenses:
Cost of goods sold, exclusive of items shown separately	153,807	150,773	292,344	286,284
Selling, general and administrative	14,848	19,082	29,985	37,819
Depreciation	11,455	11,698	21,999	22,727
Amortization	346	379	688	745
Restructuring and impairment charges	1,187	14,630	1,886	22,516
Operating income (loss)	6,156	(24,630)	12,302	(40,030)
Other expenses:
Interest expense, net	7,994	10,151	19,513	19,471
Loss on early extinguishment of debt	1,270	—	1,270	—
Amortization of deferred financing costs	342	402	746	808
Other (income) expense, net	(263)	1,163	372	2,784
Loss from continuing operations before income taxes	(3,187)	(36,346)	(9,599)	(63,093)
Income taxes	7,855	1,407	8,700	4,942
Loss from continuing operations	(11,042)	(37,753)	(18,299)	(68,035)
Discontinued operations:
Income from discontinued operations, net of tax	1,104	10,409	9,285	19,175
Gain on disposition of discontinued operations, net of tax	212,484	—	212,484	—
Net income (loss)	$202,546	$(27,344)	$203,470	$(48,860)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$203,470	$(48,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations	(212,484)	—
Depreciation and amortization	25,170	27,067
Loss on early extinguishment of debt	1,270	—
Non-cash stock compensation expense charges	935	3,056
Amortization of deferred financing costs	746	808
Impairment of assets	438	846
Loss on disposition of assets, net	77	312
Deferred taxes	(2,809)	1,960
Change in assets and liabilities:
Accounts receivable	(34,046)	(22,978)
Inventories	(2,750)	2,393
Prepaid expenses and other	(8,152)	(2,829)
Accounts payable and accrued and other liabilities	(5,538)	22,384
Net cash used in operating activities	(33,673)	(15,841)
Cash flows from investing activities:
Net proceeds from sale of business	314,582	—
Capital expenditures	(30,694)	(46,680)
Proceeds from sale of property	640	—
Net cash provided by (used in) investing activities	284,528	(46,680)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	9,902	—
Repayment of amounts due under long-term contractual obligations	(265,398)	(1,503)
Financing fees and other	—	(300)
Net cash used in financing activities	(255,496)	(1,803)

Effect of exchange rate changes on cash and cash equivalents	147	4,129
Net change in cash and cash equivalents	(4,494)	(60,195)

Cash and cash equivalents at beginning of the period	35,923	112,891
Cash and cash equivalents at end of the period	$31,429	$52,696

Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$11,594	$—

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and its subsidiaries (“Viasystems”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2005 filed on Form 10-K with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. In connection with the divestiture of our wire harness business, we re-evaluated our segment reporting and now conduct our operations in two reportable segments, (i) Printed Circuit Boards and (ii) Assembly. Our products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, complex medical and technical instruments.

On May 1, 2006, we sold our wire harness business, and we have classified the results of operations of the wire harness business as discontinued operations for all periods presented. Prior to 2006, the wire harness business was included in our Assembly segment. Our condensed consolidated statement of cash flows includes the cash flows of the wire harness business for all periods presented. These notes to condensed consolidated financial statements relate to continuing operations only, except where otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory allowances, useful lives of property, equipment and intangible assets, asset impairments, fair value of derivative instruments and the related hedged items, restructuring charges, contingencies, capital leases, the fair values of options granted under the Company’s stock-based compensation plans, deferred compensation plans, warranty, and tax related items. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Viasystems. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when possession of goods is taken by the customer. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. Services provided as part of the manufacturing process, represent less than 10% of sales. Reserves for product returns are recorded based on historical trend rates at the time of sale.

Commitments and Contingencies

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

The Company provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful paying of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.

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

In 2006, we reclassified certain transportation costs from Selling, general and administrative expenses to Cost of goods sold. Prior periods have been reclassified to conform to the current-year presentation. This reclassification has no effect on previously reported net income (loss).

Employee Stock-based Compensation

Viasystems Group, Inc. (“Group”), our holding company, maintains a stock option plan (the “2003 Stock Option Plan”). All of the employees granted stock options under the 2003 Stock Option Plan are employees of Viasystems, a subsidiary of Group, and therefore 100% of the stock option expense recognized at Group is allocated to Viasystems.

Under the 2003 Stock Option Plan, 2,777,778 of Group’s common stock may be granted to employees, 159,578 of these shares were available for grant at June 30, 2006. Stock options may be granted to employees in the form of nonqualified stock options at a fixed exercise price of $12.63 and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 using the modified prospective transition method. Results for prior periods have not been restated.

In accordance with SFAS No, 123(R) (for 2006) and SFAS No. 123 (for prior periods) stock option expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of goods sold	$4	$64	$26	$117
Selling, general and administrative	217	1,535	804	2,812
Discontinued operations	6	64	105	127
	$227	$1663	$935	$3,056

As of June 30, 2006, unrecognized compensation expense allocated to us from Group totaled approximately $1,136 and will be recognized over a weighted average period of 13 months.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the six months ended June 30, 2006:

	2006	2005
Expected life of options	5 years	5 years
Risk free interest rate	5.1%	4.0%-4.1%
Expected volatility of stock	50%	50%
Expected dividend yield	none	none

The following table summarizes the stock option activity from January 1, 2006 through June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,698,800	$12.63
Granted	31,000	12.63
Exercised	-	n/a
Terminated	(111,600)	12.63
Outstanding at June 30, 2006	2,618,200	$12.63	7.01	$(2,383)

Options exercisable at June 30, 2006	2,240,189	$12.63	6.76	$(2,039)

Earnings Per Share

Viasystems is exempt from the computation, presentation and disclosure requirements of SFAS No. 128, Earnings per Share, as the Company has no publicly held common stock or potential common stock.

Recently Issued Accounting Pronouncements

On July 13, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The Company is evaluating what effect the adoption of FIN 48 will have on its consolidated financial position, results of operations or cash flows.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months.

On May 1, 2006 we sold our wire harness business to Francisco Partners, LLP for gross cash proceeds of $320,000. Net cash proceeds reported in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2006 of $314,582 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction, and ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006. One further contractual purchase price adjustment estimated to be approximately $2,200 is expected to be settled and paid to the acquirer before September 30, 2006.

In the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $212,484. The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related directly to the disposal transaction, iii) actual and estimated.

For the three and six months ended June 30, 2006 and 2005, income, excluding gain on disposition from discontinued operations and the related income taxes are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$24,755	$73,357	$102,358	$145,418

Operating income	$2,711	$10,296	$11,322	$19,615

Income from discontinued operations	$2,732	$10,292	$11,388	$19,621
Income tax provision (benefit)	1,628	(117)	2,103	446
Income from discontinued operations, net	$1,104	$10,409	$9,285	$19,175

2.	Inventories

The composition of inventories is as follows:

	June 30, 2006	December 31, 2005
Raw materials	$30,219	$26,036
Work in process	22,677	19,727
Finished goods	27,842	28,816
Total inventories of continuing operations	$80,738	$74,579

Inventories of continuing operations are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.	Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	June 30, 2006	December 31, 2005
Land and buildings	$49,830	$46,996
Machinery, equipment and systems	341,371	306,399
Leasehold improvements	28,691	10,724
Construction in progress	12,895	26,156
	432,787	390,275
Less: Accumulated depreciation	(179,106)	(155,898)
Total property, plant and equipment of continuing operations	$253,681	$234,377

4.	Warranty

The following is an analysis of our product warranty accrual for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$3,604	$1,689	$2,796	$1,767
Provisions	1,961	1,751	4,555	2,835
Usage	(1,645)	(1,293)	(3,431)	(2,455)
Balance at end of period	$3,920	$2,147	$3,920	$2,147

5.	Property Held for Sale

At June 30, 2006, Property held for sale includes land and buildings related to the closed operations of (i) Richmond, Virginia, (ii) Montreal, Canada (2 facilities), (iii) Granby, Canada, and (iv) Echt, the Netherlands. On March 14, 2006, the Company sold the real estate in Mishawaka, Indiana, and the Company received net proceeds of approximately $630, which approximated carrying value. On July 20, 2006, the Company sold one of the Montreal, Canada facilities and the Company received net proceeds of approximately $3,823, which approximated carrying value. In addition, on July 21, 2006, the company sold the Granby, Canada facility, and the Company received net proceeds of approximately $678, which was approximately $300 above carrying value.

6.	Long-term Debt

The composition of long-term debt at June 30, 2006, is as follows:

	June 30, 2006	December 31, 2005
Credit Agreement:
Term Facility	$—	$262,350
Revolver	9,902	—
Senior Subordinated Notes due 2011	200,000	200,000
Capital leases	8,792	185
	218,694	462,535
Less: current maturities	(2,333)	(2,828)
	$216,361	$459,707

2006 Credit Agreement

In June 2006, we entered into a commitment letter with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”) binding UBS to provide us up to $125,000 under a four-year, senior secured credit facility (the “2006 Credit Agreement”). We anticipate that substantially all of our non-U.S. assets will serve as security for the new facility. We are evaluating alternatives for the optimum structure of the new credit facility and expect to enter into definitive facility and security agreements in August 2006.

2003 Credit Agreement

On August 10, 2006, we terminated our existing senior secured credit facility (the “2003 Credit Agreement”). In connection with the termination of the facility, the remaining $9,902 balance outstanding under the revolving portion of the 2003 Credit Agreement was extinguished, and all security, including a guarantee by Group, was released by the lender group. For the quarter ending September 30, 2006, we will report an approximate $140 loss on early extinguishment of debt to recognize i) fees incurred in the facility termination and ii) the write-off of unamortized deferred financing costs related to the 2003 Credit Agreement. Letters of credit totaling $569 outstanding prior to termination of the facility have been cash collateralized with the issuing bank pending cancellation and replacement of those letters of credit under a new credit agreement that the Company expects to finalize in August of 2006.

In May 2006, as required by the 2003 Credit Agreement, the proceeds from the disposal of our wire harness business were applied to reduce the outstanding balance of the 2003 Credit Agreement, and the total available credit under the 2003 Credit Agreement was reduced to approximately $11,000. At June 30, 2006, we had $9,902 outstanding on our revolving credit facility, and $569 letters of credit issued under the revolving credit facility.

Prior to extinguishment, our term loan bore interest, at our option, at the then effective base rate plus 3.25% or the then effective Eurocurrency rate plus 4.25% andour revolving credit loans bore interest, at our option, at the then effective base rate plus 3.5% or the then effective Eurocurrency rate plus 4.5%. In addition, we paid a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the revolving credit facility.

For the six months ended June 30, 2006 and 2005, the weighted average interest rates on outstanding borrowings under the 2003 Credit Agreement were 9.1% and 7.0%, respectively.

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

The 2011 Notes are guaranteed (see Note 11) by certain of our subsidiaries. In connection with the disposal of our wire harness business, the trustee for the 2011 Notes released the wire harness subsidiaries from the guarantee of the 2011 Notes. The condensed consolidating financial information of guarantor subsidiaries has been adjusted to present separately as discontinued operations the assets, liabilities and operating results of the wire harness business.

Capital Leases

During 2006, we entered into a capital lease obligation of $11,594 for certain new equipment. A subsequent payment of $3,101 is classified as repayment of amounts due under long-term obligations in the condensed consolidated statement of cash flows for the six months ended June 30, 2006. Through June 30, 2006, we made payments of $3,113 with the balance due on completion of the capital project.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the minimum lease payments.

	At inception	As of June 30, 2006
2006	$5,333	$2,232
2007	1,364	1,364
2008	2,232	2,232
2009	2,232	2,232
2010	2,232	2,232
Thereafter	992	992
Total minimum lease payments	14,385	11,284

Imputed interest	(2,791)	(2,576)
Net minimum lease payments	$11,594	$8,708

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt relates to the write-off of unamortized deferred financing fees related to the pay down of the credit facility from the proceeds of the sale of the wire harness business.

7.	Restructuring and Impairment Charges

In light of the economic downturn that began in 2000 and continued into 2003 related to many of our significant telecommunication and networking customers, and the shift in demand from high cost countries to low cost countries, we initiated restructuring activities to adjust our cost position compared to anticipated levels of business. We also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments that continued into 2005.

During 2005, we closed our facilities in Echt, the Netherlands, and Montreal, Canada. During the six months ended June 30, 2006, we incurred $1,303 for maintenance and security costs related to maintaining the buildings in sellable condition, and $1,458 for charges related to contractual commitments on the closed facilities. During the quarter ended June 30, 2006, we reversed $1,313 of severance accrual due primarily to early payment buyouts on employee severance obligations in our Echt facility. In addition, we recorded an impairment charge of $438 related to the write down of one of the properties held for sale in Montreal, Canada, which was written down to the contracted selling price, less the cost to sell (see Note 5). All of these costs are reported as Restructuring and impairment charges in the accompanying statement of operations for the six months ended June 30, 2006.

Below are tables summarizing restructuring and impairment charges and other related activity as of and for the six months ended June 30, 2006 and 2005:

		Six Months Ended June 30, 2006
	Balance at					Cash	Non-Cash	Balance at
	12/31/05	Charges	Reversals		Sub-Total	Payments	Activity	6/30/06
Restructuring Activities:
Personnel and severance	$4,634		$	$(1,313)	$(1,313)	$(2,426)	$—	$895
Lease and other contractual commitments	1,308	2,761		—	2,761	(2,368)	—	1,701
Asset impairments	—	438		—	438	—	(438)	—
Total restructuring and impairment charges	$5,942	$3,199		$(1,313)	$1,886	$(4,794)	$(438)	$2,596

		Six Months Ended June 30, 2005
	Balance at				Cash	Non-Cash	Balance at
	12/31/04	Charges	Reversals	Sub-Total	Payments	Activity	6/30/05
Restructuring Activities:
Personnel and severance	$3,209	$21,182	$—	$21,182	$(10,252)	$—	$14,139
Lease and other contractual commitments	1,647	488	—	488	(983)	—	1,152
Asset impairments	—	846	—	846	—	(846)	—
Total restructuring and impairment charges	$4,856	$22,516	$—	$22,516	$(11,235)	$(846)	$15,291

The restructuring and impairment charges were determined based on formal plans approved by Viasystems’ management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plans is executed.

8.	Derivative Financial Instruments

We account for derivatives under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

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

The following is a summary of our accounting policies for derivative instruments and our activities under SFAS 149 and SFAS 133:

Currency Forward Contracts

We enter into foreign currency forward purchase contracts to convert floating exchange rates into fixed rates. Under the forward agreements, Viasystems is to pay U.S. dollars and receive a notional amount of foreign currency on an interval basis. Amounts to be paid or received under these forward agreements are accounted for on a cash basis and recognized in Cost of goods sold and Selling, general, and administrative when the contracts are executed.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each quarterly measurement date.

At June 30, 2006, deferred losses of $606 (net of tax of $0) related to cash flow hedges were recorded in other comprehensive income. All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

The maximum term over which Viasystems is hedging its exposure to the variability of future cash flows is less than one year.

The following table summarizes Viasystems’ derivative instrument activity at June 30, 2006:

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Chinese RMB	300,000	3.0	7.8009

Deferred loss, net of tax	$606

9.	Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

On May 1, 2006, we completed the sale of our wire harness business, which is required to be accounted for as a discontinued operation in accordance with SFAS 144. In connection with the disposal of the wire harness business, we have re-evaluated our operating segments based on the application of SFAS 131, and we identified two segments: Printed Circuit Boards and Assembly.

In prior periods, including for the three and six months ended June 30, 2005 and the year ended December 31, 2005, we reported four segments: China Printed Circuit Boards, North American Printed Circuit Boards, Europe Printed Circuit Boards, and Assembly, with minor assembly operations reported as “other”. Our discontinued wire harness business was previously substantially conducted within the Assembly segment. Further, following closure of our printed circuit board manufacturing facilities in North America and Europe during 2005, we have no continuing activities in those segments in 2006. Our results for the three and six months ended June 30, 2005 are reclassified to compare to the two continuing segments, and the results of the closed printed circuit board operations have been reflected as “other”.

The Printed Circuit Boards segment consists of our printed circuit board manufacturing facilities located in China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels.

The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China, Mexico and the United States.

Total assets by segment are as follows:

	June 30, 2006	December 31, 2005
Total assets:
Printed Circuit Boards	$468,742	$430,981
Assembly	122,516	120,479
Other	49,313	41,892
Total of continuing operations	$640,571	$593,352

Net sales and operating income (loss) by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales to external customers:
Printed Circuit Boards	$123,201	$104,538	$233,558	$198,344
Assembly	64,417	51,782	125,023	97,408
Other	181	15,612	623	34,309
Total from continuing operations	$187,799	$171,932	$359,204	$330,061
Intersegment sales:
Printed Circuit Boards	$4,886	$2,311	$8,752	$7,037
Assembly	—	—	—	—
Other	—	2,996	—	4,918
Total from continuing operations	$4,886	$5,307	$8,752	$11,955
Operating income (loss):
Printed Circuit Boards	$4,675	$1,391	$11,187	$3,230
Assembly	2,668	302	3,001	(388)
Other	(1,187)	(26,323)	(1,886)	(42,872)
Total from continuing operations	$6,156	$(24,630)	$12,302	$(40,030)

10.	Comprehensive Income

The components of comprehensive income, net of tax, related to both continuing operations and discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$202,546	$(27,344)	$203,470	$(48,860)
(Loss) gain on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	(506)	235	(681)	348
Foreign currency translation adjustments	(226)	1,651	569	1,925
Comprehensive income (loss)	$201,814	$(25,458)	$203,358	$(46,587)

11.	Guarantor Subsidiaries

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

The following condensed consolidating financial information includes the accounts of Viasystems, the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries. Assets, liabilities and operating results of discontinued operations are separately identified except in the in accordance with SFAS 144, except in the statements of cash flows.

Balance Sheet as of June 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$153	$22,154	$9,122	$—	$31,429
Accounts receivables	—	29,721	111,863	—	141,584
Inventories	—	13,601	67,137	—	80,738
Property held for sale	—	6,500	9,469	—	15,969
Other current assets	(4,005)	7,905	11,339	—	15,239
Total current assets	(3,852)	79,881	208,930	—	284,959
Property, plant and equipment, net	136	7,465	246,080	—	253,681
Investment in subsidiaries	973,667	362,043	—	(1,335,710)	—
Other assets	(44,395)	54,584	91,742	—	101,931
Total assets	$925,556	$503,973	$546,752	$(1,335,710)	$640,571
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$—	$85	$2,248	$—	$2,333
Accounts payable	—	17,669	109,247	—	126,916
Accrued and other liabilities	(8,123)	17,453	47,662	—	56,992
Total current liabilities	(8,123)	35,207	159,157	—	186,241
Long-term debt, less current maturities	209,901	—	6,460	—	216,361
Other non-current liabilities	(4,956)	4,073	36,287	—	35,404
Intercompany (receivable) payable	527,655	(508,383)	(19,272)	—	—
Total liabilities	724,477	(469,103)	182,632	—	438,006
Total paid- in capital and accumulated earnings (deficit)	200,337	973,667	362,043	(1,335,710)	200,337
Accumulated other comprehensive income (loss)	742	(591)	2,077	—	2,228
Total liabilities and stockholder’s equity (deficit)	$925,556	$503,973	$546,752	$(1,335,710)	$640,571

Balance Sheet as of December 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$432	$12,420	$23,071	$—	$35,923
Accounts receivables, net of allowance for doubtful accounts	—	21,150	88,105	—	109,255
Inventories	—	11,914	62,665	—	74,579
Property held for sale	—	7,099	9,484	—	16,583
Other current assets	(4,329)	10,057	10,107	—	15,835
Current assets of discontinued operations	—	65,576	3,190	—	68,766
Total current assets	(3,897)	128,216	196,622	—	320,941
Property, plant and equipment, net	177	6,188	228,012	—	234,377
Investment in subsidiaries	756,922	373,416	—	(1,130,338)	—
Other assets	(11,499)	55,539	60,665	—	104,705
Non-current assets of discontinued operations	—	(166)	51,992	—	51,826
Total assets	$741,703	$563,193	$537,291	$(1,130,338)	$711,849
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$2,650	$178	$—	$—	$2,828
Accounts payable	—	12,558	115,803	—	128,361
Accrued and other liabilities	(7,049)	17,253	46,649	—	56,853
Current liabilities of discontinued operations	—	36,734	4,430	—	41,164
Total current liabilities	(4,399)	66,723	166,882	—	229,206
Long-term debt, less current maturities	459,699	8	—	—	459,707
Other non-current liabilities	(7,380)	8,971	21,836	—	23,427
Non-current liabilities of discontinued operations	—	(1,237)	2,474	—	1,237
Intercompany (receivable)/ payable	297,248	(268,243)	(29,005)	—	—
Total liabilities	745,168	(193,778)	162,187	—	713,577
Total paid-in capital and accumulated earnings (deficit)	(4,068)	756,922	373,416	(1,130,338)	(4,068)
Accumulated other comprehensive income	603	49	1,688	—	2,340
Total liabilities and stockholder’s equity (deficit)	$741,703	$563,193	$537,291	$(1,130,338)	$711,849

Statement of Operations for the three months ended June 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$50,602	$168,658	$(31,461)	$187,799
Operating expenses:
Cost of goods sold	—	43,782	141,486	(31,461)	153,807
Selling, general and administrative	116	6,722	8,010	—	14,848
Depreciation	21	687	10,747	—	11,455
Amortization	57	—	289	—	346
Restructuring and impairment charges, net	—	831	356	—	1,187
Operating (loss) income	(194)	(1,420)	7,770	—	6,156
Other expenses (income):
Interest expense, net	4,594	(6,056)	9,456	—	7,994
Loss on early extinguishment of debt	1,270	—	—	—	1,270
Amortization of deferred financing costs	342	—	—	—	342
Other expense (income), net	—	(3,018)	2,755	—	(263)
Equity earnings (loss) in subsidiaries	208,946	(7,025)	—	(201,921)	—
Income (loss) from continuing operations before income taxes from continuing operations	202,546	629	(4,441)	(201,921)	(3,187)
Income taxes	—	4,930	2,925	—	7,855
Net income from continuing operations	202,546	(4,301)	(7,366)	(201,921)	(11,042)
Income from discontinued operations, net of tax	—	763	341	—	1,104
Gain from sale of discontinued operations, net of tax	—	212,484	—	—	212,484
Net (loss) income	$202,546	$208,946	$(7,025)	$(201,921)	$202,546

Statement of Operations for the six months ended June 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$99,329	$294,058	$(34,183)	$359,204
Operating expenses:
Cost of goods sold	—	85,690	240,837	(34,183)	292,344
Selling, general and administrative	232	14,241	15,512	—	29,985
Depreciation	42	1,213	20,744	—	21,999
Amortization	110	—	578	—	688
Restructuring and impairment charges, net	—	840	1,046	—	1,886
Operating (loss) income	(384)	(2,655)	15,341	—	12,302
Other expenses (income):
Interest expense, net	12,763	(11,903)	18,653	—	19,513
Loss on early extinguishment of debt	1,270	—	—	—	1,270
Amortization of deferred financing costs	746	—	—	—	746
Other expense (income), net	—	(5,975)	6,347	—	372
Equity earnings (loss) in subsidiaries	216,745	(11,373)	—	(205,372)	—
Income (loss) from continuing operations before income taxes	201,582	3,850	(9,659)	(205,372)	(9,599)
Income (benefit) taxes	(1,888)	5,472	5,116	—	8,700
Net income (loss) from continuing operations	203,470	(1,622)	(14,775)	(205,372)	(18,299)
Income from discontinued operations, net of tax	—	5,883	3,402	—	9,285
Gain from sale of discontinued operations, net of tax	—	212,484	—	—	212,484
Net (loss) income	$203,470	$216,745	$(11,373)	$(205,372)	$203,470

Statement of Operations for the three months ended June 30, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$28,627	$168,307	$(25,002)	$171,932
Operating expenses:
Cost of goods sold	64	27,363	148,348	(25,002)	150,773
Selling, general and administrative	1,714	8,864	8,504	—	19,082
Depreciation	—	797	10,901	—	11,698
Amortization	47	—	332	—	379
Restructuring and impairment charges, net	—	10,306	4,324	—	14,630
Operating loss	(1,825)	(18,703)	(4,102)	—	(24,630)
Other expenses (income):
Interest expense, net	7,643	(6,190)	8,698	—	10,151
Amortization of deferred financing costs	402	—	—	—	402
Other expense (income), net	—	31,138	(29,975)	—	1,163
Equity earnings (loss) in subsidiaries	(17,474)	21,678	—	(4,204)	—
Income (loss) from continuing operations before income taxes from continuing operations	(27,344)	(21,973)	17,175	(4,204)	(36,346)
Income (benefit) taxes	—	88	1,319	—	1,407
Net (loss) income from continuing operations	(27,344)	(22,061)	15,856	(4,204)	(37,753)
Income from discontinued operations, net of tax	—	4,587	5,822	—	10,409
Net (loss) income	$(27,344)	$(17,474)	$21,678	$(4,204)	$(27,344)

Statement of Operations for the six months ended June 30, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$59,666	$298,688	$(28,293)	$330,061
Operating expenses:
Cost of goods sold	117	54,570	259,890	(28,293)	286,284
Selling, general and administrative	3,203	17,383	17,233	—	37,819
Depreciation	—	1,156	21,571	—	22,727
Amortization	82	—	663	—	745
Restructuring and impairment charges, net	—	10,306	12,210	—	22,516
Operating loss	(3,402)	(23,749)	(12,879)	—	(40,030)
Other expenses (income):
Interest expense, net	14,786	(13,674)	18,359	—	19,471
Amortization of deferred financing costs	808	—	—	—	808
Other expense (income), net	—	24,176	(21,392)	—	2,784
Equity earnings (loss) in subsidiaries	(29,864)	(3,271)	—	33,135	—
Income (loss) from continuing operations before income taxes	(48,860)	(37,522)	(9,846)	33,135	(63,093)
Income taxes	—	329	4,613	—	4,942
Net (loss) income from continuing operations	(48,860)	(37,851)	(14,459)	33,135	(68,035)
Income from discontinued operations, net of tax	—	7,987	11,188	—	19,175
Net (loss) income	$(48,860)	$(29,864)	$(3,271)	$33,135	$(48,860)

Statement of Cash Flows for the six months ended June 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$251,906	$(302,995)	$17,416	$—	$(33,673)
Net cash provided by (used in) investing activities	—	312,696	(28,168)	—	284,528
Net cash provided by (used in) financing activities	(252,185)	(100)	(3,211)	—	(255,496)
Effect of exchange rate changes on cash and cash Equivalents	—	—	147	—	147
Net change in cash and cash equivalents	(279)	9,601	(13,816)	—	(4,494)

Cash and cash equivalents at the beginning of the period	432	12,553	22,938	—	35,923
Cash and cash equivalents at the end of the period	$153	$22,154	$9,122	$—	$31,429

Statement of Cash Flows for the six months ended June 30, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$103	$(45,038)	$29,094	$—	$(15,841)
Net cash used in investing activities	—	(714)	(45,966)	—	(46,680)
Net cash used in financing activities	—	(1,416)	(387)	—	(1,803)
Effect of exchange rate changes on cash and cash Equivalents	—	—	4,129	—	4,129
Net change in cash and cash equivalents	103	(47,168)	(13,130)	—	(60,195)

Cash and cash equivalents at the beginning of the period	10	80,256	32,625	—	112,891
Cash and cash equivalents at the end of the period	$113	$33,088	$19,495	$—	$52,696

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

Forward-looking statements involve risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this information statement.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Sales. Net sales from continuing operations for the three months ended June 30, 2006 were $187.8 million, representing a $15.9 million, or 9.2%, increase over net sales from continuing operations during the same period in 2005. Increases in sales by our Printed Circuit Boards segment and Assembly segment were partially offset by a $15.4 million decrease in sales from former manufacturing facilities in Europe and Canada in which operations have ceased.

Printed Circuit Boards segment sales, including intersegment sales, for the three months ended June 30, 2006 increased by $21.2 million, or 19.9%, to $128.1 million. Approximately 20% of the increase is the result of increased volume of finished product, but the majority (approximately 75%) of the increase is a result of improved product mix. Factors contributing to the volume and mix improvement were strong demand from existing and new customers, transfers of customer programs and intersegment programs from our former European and Canadian manufacturing sites, and an approximate 15% increase in inner-layer capacity available during the three months ended June 30, 2006 compared to the same period in 2005. The inner-layer capacity increase, which allows us to produce greater quantities of high-layer-count products,  is due in part to investment in new equipment and in part to the transfer of equipment from our former European and Canadian sites. A small portion of the total increase in sales is also attributable to increased selling prices, which are closely tied to increased materials costs, and to a favorable impact of currency translation of sales denominated in Chinese RMB.

Assembly segment sales grew by $12.6 million, or 24.4%, to $64.4 million for the three months ended June 30, 2006. The growth was the result of strong demand from select customers in our telecom and industrial/instrumentation end markets. A small (less than 1% of segment sales) favorable impact of currency translation for Assembly segment sales denominated in Chinese RMB was offset by price reductions tied to component cost reductions.

Cost of Goods Sold.  Cost of goods sold in our continuing operations, exclusive of items shown separately in the condensed statement of operations for the three months ended June 30, 2006, was $153.8 million, or 81.9% of consolidated net sales. This represents a 5.8 percentage point improvement from the 87.7% of consolidated net sales for the second quarter of 2005. Approximately $22 million of cost of goods sold during the three months ended June 30, 2005 was incurred by our former operations in Europe and Canada.

The quantities of materials and supplies used to support our increased inner-layer production and increased total volume is the most significant cause of increased cost of good sold in our Printed Circuit Boards segment. However, materials, labor and overhead costs in the segment have also been impacted by adverse trends in global commodities and currency exchange rates. Diesel fuel, which we use to generate electricity for our largest manufacturing site in China, is subject to global oil price trends and is further impacted by local government control. Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases. To a lesser degree, cost trends unique to China also adversely impacted our costs during the three months ended June 30, 2006 compared to 2005, including minimum wage increases, social benefit cost increases, and a more than 3% strengthening of the Chinese RMB versus the US Dollar. Despite the cost increases that are unique to China, wages and local operating costs there remain among the most competitive in the world. Economies of scale help to offset a portion of the increased costs.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in net sales for the segment drive similar trends in cost of goods sold, and for the three months ended June 30, 2006, cost of goods sold increased proportionally as net sales grew in comparison to the same period last year.

Selling, General and Administrative Costs.  Selling, general and administrative costs in our continuing operations were $14.8 million for the three months ended June 30, 2006 and decreased by $4.2 million compared to the same period in the prior year. The decrease resulted in part (approximately $1.6 million) from closure of our facilities in Europe and Canada, and in part ($1.3 million) from reduced costs related to stock-based compensation. The balance of the reduction resulted from focused cost containment efforts and decisions not to replace certain cost drivers following the disposal of our wire harness business. Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment. These common costs are allocated to our Printed Circuit Boards segment and Assembly segment based on each segment’s percentage of total net sales.

Depreciation Expense. Depreciation expense in our continuing operations for the three months ended June 30, 2006 was $11.5 million, including $9.6 million related directly to our Printed Circuit Boards segment and $1.6 million related directly to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $1.4 million compared to the same period last year as a result of the transfer of equipment from closed operations in Europe and Canada and investment in new equipment. Depreciation expense decreased by $2.1 million related directly to our closed operations in Europe and Canada.

Restructuring and Impairment Expenses. Restructuring and impairment expenses for the three months ended June 30, 2006 were $1.2 million, compared to $14.6 million for the same period in the prior year. Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products. Most recently, we closed our printed circuit board fabrication facilities in the Netherlands and in Canada in June and July 2005, and those closures resulted in substantial charges during the quarter ended June 30, 2005 related to employee termination payments, cancellation of long-term contracts, and impairments of carrying values of long-lived assets. Some of the products previously manufactured in those facilities are now produced in China in our Printed Circuit Boards segment where we have been able to achieve the cost requirements of our customers. We continue to incur costs to maintain and insure the sites vacated in 2005 and prior years while we market those properties for sale, and we anticipate disposal of substantially all of the properties held for sale by the end of 2006.

Operating income. Operating income from continuing operations of $6.2 million for the three months ended June 30, 2006 represents and increase of $30.8 million compared to an operating loss of $(24.6) million during the three months ended June 30, 2005. The improvement is primarily the result of 2005 charges for restructuring costs in connection with the closure of manufacturing facilities in Europe and Canada.

Operating income of our Printed Circuit Boards segment increased by $3.3 million to $4.7 million for the three months ended June 30, 2006 compared to $1.4 million operating income for the same period in the prior year. The improvement is primarily the result of improved product mix and volume growth, combined with reduced administrative costs.

Operating income of our Assembly segment increased by $2.4 million to $2.7 million for the three months ended June 30, 2006 compared to $0.3 million operating income in the second quarter of 2005. The improvement is primarily the result of volume growth combined with reduced administrative costs.

Interest Expense, net. Interest expense, net of interest income for the three months ended June 30, 2006 was $8.0 million, compared to $10.2 million in the same period last year. Interest earned in both periods is minor. Interest expense related to our 2011 Subordinated Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003. Interest expense incurred on term loan and revolver borrowings under our 2003 Credit Agreement vary from period to period based on the outstanding principal balances and floating interest rates. We extinguished our term loan facility of approximately $260 million under the 2003 Credit Agreement in May 2006 by applying the proceeds from the sale of our wire harness business. The term loan incurred average interest rates of 9.1% and 7.0% during the quarters ended June 30, 2006 and 2005, respectively. Interest expense on capital leases increased to $0.2 million for the three months ended June 30, 2006 due to the addition of a capital lease of equipment initiated in January 2006 in our Printed Circuit Boards segment.

Loss on Early Extinguishment of Debt. Under the terms of our 2003 Credit Agreement, proceeds from the sale of our wire harness business in May 2006 were required to be used to extinguish our term loan and to reduce permanently our revolving credit facility. Fees paid at the inception of the 2003 Credit Agreement were deferred and have been amortized during the life of the facility. The loss on early extinguishment of debt during the three months ended June 30, 2006 represents the write-off of the proportion of unamortized deferred financing related to the permanent reduction of the term loan and revolver facility.

Income Taxes. Income tax expense from continuing operations of $7.9 million and $1.4 million, respectively, for the three months ended June 30, 2006 and 2005 excludes i) income taxes related to our discontinued wire harness operations, and ii) income taxes on the gain on sale of our wire harness operations. Our income tax provision relates primarily to our profitable operations in China and Hong Kong. Because of the substantial net operating loss carryforwards previously existing in our U.S. and other taxing jurisdictions, we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Sales. Net sales from continuing operations for the six months ended June 30, 2006 were $359.2 million, representing a $29.1 million, or 8.8%, increase over net sales from continuing operations during the same period in 2005. Increases in sales by our Printed Circuit Boards segment and Assembly segment were partially offset by a $33.7 million decrease in sales from former manufacturing facilities in Europe and Canada in which operations have ceased.

Printed Circuit Boards segment sales, including intersegment sales, for the six months ended June 30, 2006 increased by $36.9 million, or 18.0%, to $242.3 million. Approximately 15% of the increase is the result of increased volume of finished product, but the majority (approximately 80%) of the increase is a result of improved product mix. Factors contributing to the volume and mix improvement were strong demand from existing and new customers, transfers of customer programs and intersegment programs from our former European and Canadian manufacturing sites, and an approximate 15% increase in inner-layer capacity available during the six months ended June 30, 2006 compared to the same period in 2005. The inner-layer capacity increase, which allows us to produce greater quantities of high-layer-count products, is due in part to investment in new equipment and in part to the transfer of equipment from our former European and Canadian sites. A small portion of the total increase in sales is also attributable to increased selling prices, which are closely tied to increased materials costs, and to a favorable impact of currency translation of sales denominated in Chinese RMB.

Assembly segment sales grew by $27.6 million, or 28.4%, to $125.0 million net sales for the six months ended June 30, 2006. The growth was the result of strong demand from select customers in our telecom and industrial/instrumentation end markets. A small (less than 1% of segment sales) favorable impact of currency translation for Assembly segment sales denominated in Chinese RMB was offset by price reductions tied to assembly component cost reductions.

Cost of Goods Sold.  Cost of goods sold in our continuing operations, exclusive of items shown separately in the condensed statement of operations for the six months ended June 30, 2006, was $292.3 million, or 81.4% of consolidated net sales. This represents a 5.3 percentage point improvement from the 86.7% of consolidated net sales achieved during the first half of 2005. Approximately $45 million of cost of goods sold during the six months ended June 30, 2005 were incurred by our former operations in Europe and Canada.

The quantities of materials and supplies used to support our increased inner-layer production and increased total volume is the most significant cause of increased cost of good sold in our Printed Circuit Boards segment. However, materials, labor and overhead costs in the segment have also been impacted by adverse trends in global commodities and currency exchange rates. Diesel fuel, which we use to generate electricity for our largest manufacturing site in China, is subject to global oil price trends and is further impacted by local government control. Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases. To a lesser degree, cost trends unique to China also adversely impacted our costs during the six months ended June 30, 2006 compared to 2005, including minimum wage increases, social benefit cost increases, and a more than 3% strengthening of the Chinese RMB versus the US Dollar. Despite the cost increases that are unique to China, wages and local operating costs there remain among the most competitive in the world. Economies of scale help to offset a portion of the increased costs.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in net sales for the segment drive similar trends in cost of goods sold, and for the six months ended June 30, 2006, cost of sales increased proportionally as net sales grew in comparison to the same period last year.

Selling, General and Administrative Costs.  Selling, general and administrative costs in our continuing operations were $30.0 million for the six months ended June 30, 2006 and decreased by $7.8 million compared to the same period in the prior year. The decrease resulted in part (approximately $3.6 million) from closure of our facilities in Europe and Canada, and in part ($2.0 million) from reduced costs related to stock-based compensation. The balance of the reduction resulted from focused cost containment efforts and decisions not to replace certain cost drivers following the disposal of our wire harness business. Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment. These common costs are allocated to our Printed Circuit Boards segment and Assembly segment based on each segment’s percentage of total net sales.

Depreciation Expense. Depreciation expense in our continuing operations for the six months ended June 30, 2006 was $22.0 million, including $18.6 million related directly to our Printed Circuit Boards segment and $3.1 million related directly to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $2.4 million compared to the same period last year as a result of tje transfer of equipment from closed operations in Europe and Canada and investment in new equipment. Depreciation expense decreased by $3.9 million related directly to our closed operations in Europe and Canada.

Restructuring and Impairment Expenses. Restructuring and impairment expenses for the six months ended June 30, 2006 were $1.9 million, compared to $22.5 million for the same period in the prior year. Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products. Most recently, we closed our printed circuit board fabrication facilities in the Netherlands and in Canada in June and July 2005, and those closures resulted in substantial charges during the six month period ended June 30, 2005 related to employee termination payments, cancellation of long-term contracts, and impairments of carrying values of long-lived assets. Some of the products previously manufactured in those facilities are now produced in China in our Printed Circuit Boards segment where we have been able to achieve the cost requirements of our customers. We continue to incur costs to maintain and insure the sites vacated in 2005 and prior years while we market those properties for sale, and we anticipate disposal of substantially all of the properties held for sale by the end of 2006.

Operating Income. Operating income from continuing operations of $12.3 million for the six months ended June 30, 2006 represents an increase of $52.3 million compared to an operating loss of $(40.0) million during the six months ended June 30, 2005. The improvement is primarily the result of 2005 charges for restructuring costs in connection with the closure of manufacturing facilities in Europe and Canada.

Operating income of our Printed Circuit Boards segment increased by $8.0 million to $11.2 million for the six months ended June 30, 2006 compared to $3.2 million operating income for the same period in the prior year. The improvement is primarily the result of improved product mix and volume growth, combined with reduced administrative costs.

Operating income of our Assembly segment increased by $3.4 million to $3.0 million for the six months ended June 30, 2006 compared to an operating loss of $(0.4) million in the second quarter of 2005. The improvement is primarily the result of volume growth combined with reduced administrative costs.

Interest Expense. Interest expense, net of interest income for the six months ended June 30, 2006, was $19.5 million, compared to $19.5 million in the same period last year. Interest earned in both periods is minimal. Interest expense related to our 2011 Subordinated Notes is approximately $10.5 million in each six-month period as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003. Interest expense incurred on term loan and revolver borrowings under our 2003 Credit Agreement vary from period to period based on the outstanding principal balances and floating interest rates. We extinguished our term loan facility of approximately $260 million under the 2003 Credit Agreement in May 2006 by applying the proceeds from the sale of our wire harness business. The term loan incurred average interest rates of 9.1% and 7.0% during the six months ended June 30, 2006 and 2005, respectively. Interest expense on capital leases increased to $0.3 million for the six months ended June 30, 2006 due to the addition of a capital lease of equipment initiated in January 2006 in our Printed Circuit Boards segment.

Loss on Early Extinguishment of Debt. Under the terms of our 2003 Credit Agreement, proceeds from the sale of our wire harness business in May 2006 were required to be used to extinguish our term loan and to reduce permanently our revolving credit facility. Fees paid at the inception of the 2003 Credit Agreement were deferred and have been amortized during the life of the facility. The loss on early extinguishment of debt during the six months ended June 30, 2006 represents the write-off of the proportion of unamortized deferred financing related to the permanent reduction of the term loan and revolver facility.

Income Taxes. Income tax expense from continuing operations of $8.7 million and $4.9 million, respectively, for the six months ended June 30, 2006 and 2005 excludes i) income taxes related to our discontinued wire harness operations, and ii) income taxes on the gain on sale of our wire harness operations. Our income tax provision relates primarily to our profitable operations in China and Hong Kong. Because of the substantial net operating loss carryforwards previously existing in our U.S. and other taxing jurisdictions, we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months.

On May 1, 2006 we sold our wire harness business to Francisco Partners, LLP for gross cash proceeds of $320,000. Net cash proceeds reported in the accompanying condensed consolidated statement of cash flows for the three and six months ended June 30, 2006 of $314,582 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction, and ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006. One further contractual purchase price adjustment estimated to be approximately $2,200 is expected to be settled and paid to the acquirer before September 30, 2006.

In the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $212,484. The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related directly to the disposal transaction, iii) actual and estimated.

For the three and six months ended June 30, 2006 and 2005, income from discontinued operations and the related income taxes are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$24,755	$73,357	$102,358	$145,418

Operating income	$2,711	$10,296	$11,322	$19,615

Income from discontinued operations	$2,732	$10,292	$11,388	$19,621
Income tax provision (benefit)	1,628	(117)	2,103	446
Income from discontinued operations, net of tax	$1,104	$10,409	$9,285	$19,175

Employee Stock-based Compensation

Viasystems Group, Inc. (“Group”), our holding company, maintains a stock option plan (the “2003 Stock Option Plan”). All of the employees granted stock options under the 2003 Stock Option Plan are employees of Viasystems, a subsidiary of Group and therefore 100% of the stock option expense recognized at Group is allocated to Viasystems.

Under the 2003 Stock Option Plan, 2,777,778 of Group’s common stock may be granted to employees and 159,578 of these shares were available for grant at June 30, 2006.

Stock options may be granted to employees in the form of nonqualified stock options at a fixed exercise price of $12.63 and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. In addition, SFAS No. 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123. Results for prior periods have not been restated.

In accordance with SFAS No, 123(R) (for 2006) and SFAS No. 123 (for prior periods) stock option expense is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Cost of goods sold	$4	$64	$26	$117
Selling, general and administrative	217	1,535	804	2,812
Discontinued Operations	6	64	105	127
	$227	$1663	$935	$3,056

As of June 30, 2006, unrecognized compensation expense allocated to us from Group totaled approximately $1,136 and will be recognized over a weighted average period of 13 months.

Liquidity and Capital Resources

We believe that cash flow from operations, cash proceeds from property held for sale, available cash on hand, and cash available from our future credit facilities will be sufficient to fund our capital expenditures and other currently anticipated cash needs. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under a credit facility or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

On August 10, 2006, we terminated the 2003 Credit Agreement. In connection with the termination of the facility, the remaining $9.9 million balance outstanding under the revolver facility was extinguished, and all security, including a guarantee by Group, was released by the lender group. For the quarter ending September 30, 2006, we will report an approximate $0.1 million loss on early extinguishment of debt to recognize i) fees incurred in the facility termination and ii) the write-off of unamortized deferred financing costs related to the 2003 Credit Agreement. Letters of credit totaling $0.6 million outstanding prior to termination of the facility have been cash collateralized with the issuing bank pending cancellation and anticipated replacement of those letters of credit under a new credit facility which we expect to finalize in August 2006.

In June 2006, we entered into a commitment letter with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”) binding UBS to provide us up to $125,000 under a four-year, senior secured credit facility. We anticipate that substantially all of our non-U.S. assets will serve as security for the new facility. We are evaluating alternatives for the optimum structure of the new facility and expect to enter into definitive facility and security agreements in August 2006.

Our principal liquidity requirements will be for i) $10.5 million semi-annual interest payments required in connection with our $200 million 2011 Senior Subordinated Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs of our continuing operations, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v) potential debt service requirements in connection with our anticipated new credit facility described above, and vi) maturity date principal payment of our $200 million 2011 Senior Subordinated Notes. In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet these developing customer requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. In addition, our potential for growth in this segment may be limited if we do not expand production capacities through incremental capital expenditures. Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2006 and 2005 were $24.2 million, and $37.4 million respectively. Capital expenditures of our Printed Circuit Board segment during the six months ended June 30, 2006 exclude $11.6 million for assets acquired under capital lease.

Net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $33.7 million and $15.8 million, respectively. Our investment in working capital to support our growing Printed Circuit Boards segment and Assembly segment businesses is primarily responsible for the use of cash for the six months ended June 30, 2006, whereas the costs related to operations and subsequent closure of our former facilities in Europe and Canada were the largest driver of operating cash use during the same period of 2005.

Net cash provided by investing activities was $284.5 million for the six months ended June 30, 2006 compared to a use of $46.7 million for the six months ended June 30, 2005. The principal source of cash provided by investing activities during the six months ended June 30, 2006 related to proceeds from the disposal of our wire harness business of $320.0 million, net of cash disposed with that business and net of cash paid for contractual purchase price adjustments. Capital expenditures during the six months ended June 30, 2006 were $30.7 million, including $3.0 million related to our wire harness business prior to disposal. Capital expenditures during the six months ended June 30, 2005 were $46.7 million, including $3.0 million related to our wire harness business disposed in 2006 and $2.3 million related to European and Canadian facilities closed during the second half of 2005.

Net cash used in financing activities was $255.5 million for the six months ended June 30, 2006, compared to $1.8 million for the same period in 2005. Cash proceeds from the sale of our wire harness business were applied in May 2006 to extinguish the remaining balance of the term loan under the 2003 Credit Agreement. Prior to extinguishment of the term loan, minor scheduled principle payments were made in each of the six month periods ended June 30, 2006 and 2005. Borrowings and repayments under our revolving credit facility during the six months ended June 30, 2006 netted to $9.9 million cash proceeds. As described above, the net balance of the 2003 Credit Agreement was fully repaid subsequent to June 30, 2006.

Recently Issued Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The Company is evaluating what effect the adoption of FIN 48 will have on its consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2006 there were foreign currency hedge instruments outstanding for the Chinese RMB related to our Asian operations.

Item 4. Controls and Procedures

As of June 30, 2006, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On August 8, 2006, pursuant to the terms of the Stockholders’ Agreement between the Company, Hicks, Muse, Tate and Furst Incorporated (“HMTF”), GSCP (NJ), Inc. (“GSC”) and certain other stockholders of the Company, HMTF has appointed Edward Herring to replace Andrew Rosen, who retired from his position as a member of the Board of the Company (the “Board”) on August 8, 2006. Mr. Herring will also replace Mr. Rosen as a member of the Compensation Committee of the Board.

Mr. Herring is a Principal of HMTF. Mr. Herring joined HMTF in 1998 and has been involved in a variety of investment transactions spanning multiple industry sectors. Mr. Herring is also a director of Regency Gas Services LLC, BlackBrush Oil & Gas, Inc. and Swift & Company. Prior to joining HMTF, Mr. Herring was an investment banker with Goldman, Sachs & Co.

Effective as of August 10, 2006, the Company has repaid all amounts outstanding under, and has terminated, the Credit Agreement dated January 31, 2003, as amended (the “2003 Credit Agreement”) among Viasystems Group, Inc., the Company, the lender parties thereto and JP Morgan Chase Bank, N.A., as administrative agent. As of June 30, 2006, the Company had borrowed $9.9 million under the 2003 Credit Agreement. In connection with the termination of the facility, the remaining $9.9 million balance outstanding under the Revolver was extinguished, and all security, including a guarantee by Group, was released by the lender group. Letters of credit totaling $0.6 million outstanding prior to termination of the facility have been cash collateralized with the issuing bank pending cancellation and replacement of those letters of credit under a new credit agreement that the Company expects to finalize in August of 2006.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 14, 2006.

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