Form 10-Q
period 2006-09-30
VIASYSTEMS INC
filed 2006-11-14
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. & SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$29,438	$35,923
Restricted cash	1,900	—
Accounts receivable, net	148,174	109,255
Inventories	85,796	74,579
Property held for sale	4,968	16,583
Prepaid expenses and other	16,197	15,835
Current assets of discontinued operations	—	68,766
Total current assets	286,473	320,941
Property, plant and equipment, net	258,118	234,377
Deferred financing costs, net	8,553	7,699
Goodwill	79,342	79,689
Intangible assets, net	8,084	8,836
Other assets, net	8,509	8,481
Non-current assets of discontinued operations	—	51,826
Total assets	$649,079	$711,849

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$131,777	$128,361
Accrued and other liabilities	58,033	56,853
Current maturities of long-term debt	2,307	2,828
Current liabilities of discontinued operations	—	41,164
Total current liabilities	192,117	229,206
Long-term debt, less current maturities	216,519	459,707
Other non-current liabilities	35,466	23,427
Non-current long term liabilities of discontinued operations	—	1,237
Total liabilities	444,102	713,577

Stockholder’s equity (deficit):
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	2,434,735	2,433,587
Accumulated deficit	(2,233,888)	(2,437,655)
Accumulated other comprehensive income	4,130	2,340
Total stockholder’s equity (deficit)	204,977	(1,728)
Total liabilities and stockholder’s equity (deficit)	$649,079	$711,849

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$197,193	$163,207	$556,397	$493,268
Operating expenses:
Cost of goods sold, exclusive of items shown separately	162,024	138,574	454,368	424,858
Selling, general and administrative	14,960	16,963	44,945	54,782
Depreciation	11,162	10,441	33,161	33,168
Amortization	322	351	1,010	1,096
Restructuring and impairment charges	386	1,451	2,272	23,967
Operating income (loss)	8,339	(4,573)	20,641	(44,603)
Other expense (income):
Interest expense, net	5,520	10,294	25,033	29,765
Loss on early extinguishment of debt	228	—	1,498	—
Amortization of deferred financing costs	413	402	1,159	1,210
Other, net	(821)	(342)	(449)	2,442
Income (loss) from continuing operations before income taxes	2,999	(14,927)	(6,600)	(78,020)
Income tax provision (benefit)	2,702	(1,394)	11,402	3,548
Income (loss) from continuing operations	297	(13,533)	(18,002)	(81,568)
Discontinued operations:
Income from discontinued operations, net of tax	—	8,580	9,285	27,755
Gain on disposition of discontinued operations, net of tax	—	—	212,484	—
Net income (loss)	$297	$(4,953)	$203,767	$(53,813)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$203,767	$(53,814)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations, net of tax	(212,484)	—
Depreciation and amortization	36,653	39,711
Non-cash portion of loss on early extinguishment of debt	1,313	—
Amortization of deferred financing costs	1,159	1,210
Non-cash stock compensation expense charges	1,148	4,862
Impairment of assets	438	846
(Gain) loss on disposition of assets, net	(681)	541
Deferred taxes	(2,809)	2,173
Change in assets and liabilities:
Accounts receivable	(39,486)	(10,396)
Inventories	(7,077)	3,910
Prepaid expenses and other	(5,999)	(3,975)
Accounts payable and accrued and other liabilities	(471)	5,716
Net cash used in operating activities	(24,529)	(9,216)
Cash flows from investing activities:
Net proceeds from disposal of business	308,415	—
Capital expenditures	(44,208)	(68,711)
Proceeds from disposals of property	12,203	7
Net cash provided by (used in) investing activities	276,410	(68,704)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facility	10,000	—
Repayment of amounts due under long-term contractual obligations	(265,303)	(2,214)
Financing fees and other	(3,331)	(300)
Net cash used in financing activities	(258,634)	(2,514)

Effect of exchange rate changes on cash and cash equivalents	268	1,133
Net change in cash and cash equivalents	(6,485)	(79,301)

Cash and cash equivalents at beginning of the period	35,923	112,891
Cash and cash equivalents at end of the period	$29,438	$33,590

Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$11,594	$—

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and our subsidiaries (“Viasystems”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2005 filed on Form 10-K with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. On May 1, 2006, we sold our wire harness business, and we have classified the results of operations of the wire harness business as discontinued operations for all periods presented.

In connection with the divestiture of our wire harness business, we re-evaluated our segment reporting and now conduct our operations in two reportable segments, (i) Printed Circuit Boards and (ii) Assembly. Prior to 2006, the wire harness business was included in our Assembly segment. Our products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, and complex medical and technical instruments. See Note 2.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viasystems. All intercompany balances and transactions have been eliminated in consolidation. We have classified the results of operations of our disposed wire harness business as discontinued operations for all periods presented. Our condensed consolidated statements of cash flows include the cash flows of the wire harness business for all periods presented. These notes to condensed consolidated financial statements relate to continuing operations only, except where otherwise indicated.

Reclassifications

The accompanying condensed consolidated financial statements contain certain reclassifications to conform to the presentation used in the current period.

In 2006, we reclassified certain transportation costs from Selling, general and administrative expenses to Cost of goods sold. Prior periods have been reclassified to conform to the current year presentation. This reclassification has no effect on previously reported net income (loss).

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when possession of goods is taken by the customer. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. Services provided as part of the manufacturing process, represent less than 10% of sales. Reserves for product returns are recorded based on historical trend rates at the time of sale.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities, ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and iii) the reported amounts of revenues and expenses during the reporting period.

We use estimates and assumptions in accounting for the following significant matters, among others:

•	allowances for doubtful accounts
•	inventory valuation and allowances
•	fair value of derivative instruments and related hedged items
•	useful lives of property, equipment and intangible assets
•	long-lived and intangible asset impairments
•	restructuring charges
•	warranty and product returns allowances
•	contingencies
•	fair value of options granted under our stock-based compensation plans
•	deferred compensation agreements
•	tax related items

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made. We do not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. See Note 2.

Commitments and Contingencies

We are a party to contracts with third party consultants, independent contractors and other service providers in which we have agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against us, such indemnification obligations are immaterial.

Viasystems provides that none of the directors and officers of the company and our subsidiaries bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful paying of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.

Viasystems, Inc. has fully and unconditionally guaranteed the operating lease payments of i) our Milwaukee, Wisconsin facility through the year 2010, and ii) office space in London, England through the year 2014. The total maximum payments from these guarantees are $6,170 and $6,347, respectively. As of September 30, 2006, no liability related to these guarantees has been established.

We are subject to various lawsuits and claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. In the opinion of our management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on our financial condition and results of operations and cash flows.

We believe we are in material compliance with applicable environmental laws and regulations and that our environmental controls are adequate to address existing regulatory requirements.

Employee Stock-based Compensation

Viasystems Group, Inc. (“Group”), our sole-shareholder holding company, maintains a stock option plan (the “2003 Stock Option Plan”). All of the employees granted stock options under the 2003 Stock Option Plan are employees of Viasystems, and therefore 100% of the stock option expense recognized at Group is allocated to Viasystems. See Note 8.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123 using the modified prospective transition method. As a result, the adoption of SFAS No. 123(R) did not have an additional impact on our financial position, results of operations or cash flows. Results for prior periods have not been restated.

Earnings Per Share

Viasystems is exempt from the computation, presentation and disclosure requirements of SFAS No. 128, Earnings per Share, as the Company has no publicly held common stock or potential common stock.

Recently Issued Accounting Pronouncements

On July 13, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of adoption of FIN 48 on its consolidated financial position, results of operations and cash flows.

2. Discontinued Operations

On May 1, 2006, we sold our wire harness business to Francisco Partners, LLP for gross cash proceeds of $320,000. Net cash proceeds reported in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2006 of $308,415 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006, and iii) transaction costs of $6,167 paid in 2006 related to the disposal. One further contractual purchase price adjustment, which was accrued at the time of the disposal, is estimated to be approximately $2,200 and is expected to be settled and paid to the acquirer before December 31, 2006.

In the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $212,484. The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related directly to the disposal transaction, and iii) actual and estimated purchase price adjustments.

For the three and nine months ended September 30, 2006 and 2005, Net sales, Operating income and Income from discontinued operations, excluding gain on disposition of discontinued operations, and the related income taxes are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$—	$76,581	$102,358	$221,999

Operating income	$—	$8,943	$11,322	$28,558

Income from discontinued operations	$—	$9,112	$11,388	$28,732
Income tax provision	—	532	2,103	977
Income from discontinued operations, net of tax	$—	$8,580	$9,285	$27,755

3. Inventories

The composition of inventories is as follows:

	September 30, 2006	December 31, 2005
Raw materials	$30,364	$26,036
Work in process	24,133	19,727
Finished goods	31,299	28,816
Total inventories of continuing operations	$85,796	$74,579

Inventories of continuing operations are stated at the lower of cost (valued using the first-in, first-out method) or market.

4. Property Held for Sale

At September 30, 2006, Property held for sale includes land and buildings related to our previously closed operations of (i) Montreal, Canada and (ii) Echt, the Netherlands.

	United States	Canada	Netherlands	Total
Balance December 31, 2005	$7,099	$7,766	$1,718	$16,583
Gain on sale of property	31	—	—	31
Net cash proceeds on disposal	(630)	—	—	(630)
Effect of currency revaluation	—	7	33	40
Balance March 31, 2006	6,500	7,773	1,751	16,024
Impairment charge	—	(438)	—	(438)
Effect of currency revaluation	—	312	71	383
Balance June 30, 2006	6,500	7,647	1,822	15,969
Gains on sales of property	560	229	—	789
Net cash proceeds on disposals	(7,060)	(4,501)	—	(11,561)
Sale contract deposit	—	(224)	—	(224)
Effect of currency revaluation	—	(23)	18	(5)
Balance September 30, 2006	$—	$3,128	$1,840	$4,968

On March 14, 2006, we sold our previously closed facility in Mishawaka, Indiana, for net cash proceeds of approximately $630, resulting in a $31 gain. On July 20, 2006, we sold one of our two previously closed facilities in Montreal, Canada for net cash proceeds of approximately $3,823, resulting in a loss of $10 in the quarter ended September 30, 2006, after giving effect to a $438 valuation impairment charge recorded in the quarter ended June 30, 2006. On July 21, 2006, we sold our previously closed facility in Granby, Canada for net cash proceeds of approximately $678, resulting in a $239 gain. We have no continuing interests in any of these properties.

On August 23, 2006, we sold our previously closed Richmond, Virginia facility for $7,060 net cash proceeds, resulting in a $560 gain. In connection with the sale of the Richmond facility, we are required to relocate a maintenance structure on the property. We have placed an additional $1,000 received from the sale of our Richmond facility in an account to secure a letter of credit for the benefit of the purchaser of the land to secure our obligation to relocate the maintenance structure on the property. After we satisfy our obligation to fund the relocation of the maintenance structure on the property, the letter of credit will be cancelled and the funds on deposit will be released to us. We estimate the cost of relocating the maintenance structure will be approximately $840. The additional $1,000 proceeds is included in Restricted cash and the related $1,000 liability is included in Accrued and other liabilities on the accompanying balance sheet as of September 30, 2006.

In October 2006, we sold our final Canadian property in a cash sale transaction, and we expect to report a gain of approximately $150 during the fourth quarter of 2006 related to the transaction.

5. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	September 30, 2006	December 31, 2005
Land and buildings	$52,973	$46,996
Machinery, equipment and systems	355,184	306,399
Leasehold improvements	32,475	10,724
Construction in progress	8,951	26,156
	449,583	390,275
Less: Accumulated depreciation	(191,465)	(155,898)
Total property, plant and equipment of continuing operations	$258,118	$234,377

6. Warranty

The following is an analysis of our product warranty accrual for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$3,920	$2,147	$2,796	$1,767
Provisions	3,038	1,934	6,816	4,643
Usage	(2,616)	(1,671)	(5,270)	(4,000)
Balance at end of period	$4,342	$2,410	$4,342	$2,410

7. Long-term Debt

The composition of long-term debt is as follows:

	September 30, 2006	December 31, 2005
2006 Credit Agreement:
Revolving credit loans	$10,000	$—
Term loans	—	—
Senior Subordinated Notes due 2011	200,000	200,000
Capital leases	8,826	185
2003 Credit Agreement:
Term Facility	—	262,350
Revolver	—	—
	218,826	462,535
Less: current maturities	(2,307)	(2,828)
	$216,519	$459,707

2006 Credit Agreement

On August 17, 2006, we entered into a credit facility (the “2006 Credit Agreement”) with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”). Our 2006 Credit Agreement matures in August 2010 and is comprised of two facilities, as follows:

Facility A - Revolver/Term Loan	US$ 20,000
Facility B - Revolver/Letters of Credit	US$ 60,000

For 18 months following the inception of the agreement, we may borrow against Facility A as a revolving credit facility. In February 2008, any outstanding borrowings under Facility A will convert to a term loan, with quarterly principal payments due through August 2010. Throughout the term of the agreement, we may borrow against Facility B as a revolving credit facility, of which up to $15 million may be used to issue letters of credit.

Borrowings under both facilities bear interest at the London Inter-Bank Offer Rate plus 2.0%, per annum. We are required to pay fees on issued and outstanding letters of credit at a rate of 2.0% per annum. In addition, we are required to pay a commitment fee of 0.67% per annum on unused revolving credit capacity on both Facility A and Facility B.

Collateral for the facilities is substantially all of our foreign assets together with pledges of the equity ownership of substantially all of our subsidiaries in Hong Kong and the Peoples’ Republic of China. Customary business covenants set limits on our ability to pay dividends, to acquire companies, to invest in joint ventures, to dispose of assets and to incur additional debt, among other customary limitations. Customary financial covenants also define a maximum Net Debt-to-EBITDA ratio, a minimum EBITDA-to-Net Interest Expense ratio, and a maximum annual limit on capital expenditures.

Fees and expenses incurred in connection with origination of our 2006 Credit Agreement were approximately $3,300, which have been deferred and are being amortized on a straight-line basis over the term of the agreement.

As of September 30, 2006, borrowings of $10,000 were outstanding under Facility A, and we secured issuance of letters of credit totaling $4,050 under Facility B. As of September 30, 2006, approximately $65,950 of the facilities was unused and available. Our average interest rate on outstanding borrowings during the quarter ended September 30, 2006 was 7.3%.

Senior Subordinated Notes due 2011

In December 2003, we completed an offering of $200,000 of 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”).

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

The 2011 Notes are guaranteed (see Note 13) by certain of our subsidiaries. In connection with the disposal of our wire harness business, the trustee for the 2011 Notes released the wire harness subsidiaries from the guarantee of the 2011 Notes. The condensed consolidating financial information of guarantor subsidiaries has been adjusted to present separately as discontinued operations the assets, liabilities and operating results of the wire harness business.

Capital Leases

During 2006, we entered into a capital lease obligation of $11,594 for certain new equipment. Subsequent payments totaling $3,101 are classified as repayments of amounts due under long-term obligations in the condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

The following is a schedule, by calendar year, of future minimum lease payments under this capital lease together with the present value of the minimum lease payments

	At inception	As of September 30, 2006
2006	$5,333	$2,274
2007	1,364	1,390
2008	2,232	2,274
2009	2,232	2,274
2010	2,232	2,274
Thereafter	992	1,010
Total minimum lease payments	14,385	11,496
Imputed interest	(2,791)	(2,703)
Net minimum lease payments	$11,594	$8,793

2003 Credit Agreement

On August 10, 2006, we terminated our then existing senior secured credit facility (the “2003 Credit Agreement”). In connection with the disposal of our wire harness business in May 2006, the Term portion of the 2003 Credit Agreement was extinguished. In connection with the termination of the 2003 Credit Agreement, the remaining $9,902 balance outstanding under the Revolver portion of the 2003 Credit Agreement was extinguished, and all security, including a guarantee by Group, was released by the lender group.

During the three and nine months ended September 30, 2006, we incurred $228 and $1,498 in Losses on early extinguishment of debt to recognize i) the write-off of $1,313 unamortized deferred financing costs related to the 2003 Credit Agreement and ii) fees of $185 incurred in the facility termination.

Prior to extinguishment, our term loan bore interest, at our option, at the then effective base rate plus 3.25% or the then effective Eurocurrency rate plus 4.25% and our revolving credit loans bore interest, at our option, at the then effective base rate plus 3.5% or the then effective Eurocurrency rate plus 4.5%. In addition, we paid a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the revolving credit facility.

For the nine months ended September 30, 2006 and 2005, the weighted average interest rates on outstanding borrowings under the 2003 Credit Agreement were 9.2% and 7.0%, respectively.

8. Stock-based Compensation

Under the 2003 Stock Option Plan, options to purchase a total of 2,777,778 of Group’s common stock may be granted to our employees. Stock options may be granted to employees in the form of nonqualified stock options at market value, and our practice has been to grant options at the greater of a fixed exercise price of $12.63 or market value. Options granted vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date. At September 30, 2006, 204,378 of these shares were available for future grants.

In accordance with SFAS No. 123(R) (for 2006) and SFAS No. 123 (for prior periods) stock option expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of goods sold	$—	$62	$22	$162
Selling, general and administrative	213	1,489	1,021	4,318
Discontinued operations	—	255	105	382
	$213	$1,806	$1,148	$4,862

As of September 30, 2006, unrecognized compensation expense allocated to Viasystems from Group totaled approximately $1,224 and will be recognized over a weighted average period of 10 months.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the nine months ended September 30:

	2006	2005
Expected life of options	5 years	5 years
Risk free interest rate	4.9%-5.1%	4.0%-4.1%
Expected volatility of stock	50%	50%
Expected dividend yield	None	None

The following table summarizes the stock option activity from January 1, 2006 through September 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,698,800	$12.63
Granted	43,600	12.63
Exercised	—	—
Terminated	(169,000)	12.63
Outstanding at September 30, 2006	2,573,400	12.63

Options exercisable at September 30, 2006	2,302,917	12.63

The weighted average remaining contractual term of options outstanding and options exercisable at September 30, 2006 is approximately 7 years. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 is negative.

9. Restructuring and Impairment Charges

In light of the economic downturn that began in 2000 related to many of our significant telecommunication and networking customers, and the shift in demand from high cost countries to low cost countries, we initiated restructuring activities to adjust our cost position compared to anticipated levels of business. We also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments that continued into 2005.

During 2005, we closed our facilities in the Netherlands and Canada. During the nine months ended September 30, 2006, we incurred $1,634 for maintenance and security costs related to maintaining the buildings in sellable condition, and $1,621 for charges related to contractual commitments on the closed facilities. During the nine months ended September 30, 2006, we reversed $1,423 of severance accrual due primarily to early payment buyouts on employee severance obligations in our Netherlands facility. In addition, we recorded an impairment charge of $438 related to the write down of one of the properties held for sale in Canada, which was written down to the contracted selling price, less the cost to sell (see Note 4). All of these costs are reported as Restructuring and impairment charges in the accompanying statement of operations for the nine months ended September 30, 2006.

Following are tables summarizing Restructuring and impairment charges and other related activity as of and for the nine months ended September 30, 2006 and 2005:

		Nine Months Ended September 30, 2006
	Balance at 12/31/05	Charges	Reversals	Sub- Total	Cash Payments	Non-Cash Activity	Balance at 9/30/06
Restructuring Activities:
Personnel and severance	$4,634	$—	$(1,423)	$(1,423)	$(2,488)	$—	$723
Lease and other contractual commitments	1,308	3,257	—	3,257	(3,179)	—	1,386
Asset impairments	—	438	—	438	—	(438)	—
Total restructuring and impairment charges	$5,942	$3,695	$(1,423)	$2,272	$(5,667)	$(438)	$2,109

		Nine Months Ended September 30, 2005
	Balance at 12/31/04	Charges	Reversals	Sub- Total	Cash Payments	Non-Cash Activity	Balance at 9/30/05
Restructuring Activities:
Personnel and severance	$3,209	$21,734	$—	$21,734	$(16,576)	$—	$8,367
Lease and other contractual commitments	1,647	1,387	—	1,387	(1,992)	—	1,042
Asset impairments	—	846	—	846	—	(846)	—
Total restructuring and impairment charges	$4,856	$23,967	$—	$23,967	$(18,568)	$(846)	$9,409

The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plans is executed.

10. Derivative Financial Instruments

We account for derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). These standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

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

The following is a summary of our accounting policies for derivative instruments and our activities under SFAS 149 and SFAS 133:

Currency Forward Contracts

We enter into foreign currency forward contracts to fix exchange rates for future expected cash flows. Our currency forward contracts as of September 30, 2006 relate only to Chinese RMB exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, our contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date. Amounts received or paid at the contract settlement date are recorded in Cost of goods sold at the time of settlement.

Prior to i) the closure of our operations in Canada and ii) the disposal of our wire harness business, we used forward agreements to pay U.S. dollars and receive notional amounts of Canadian dollars and Mexican pesos, respectively, on a periodic basis. Amounts paid or received under forward agreements for those currencies were accounted for on a cash basis and recognized in Cost of goods sold and Selling, general, and administrative when the contracts were settled.

Cash flow hedges are accounted for at fair value. The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each quarterly measurement date.

At September 30, 2006, deferred losses of $286 (net of tax of $0) related to cash flow hedges were recorded in other comprehensive income. All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings. Restricted cash of $900 represents collateral deposited with our contract partner to secure the value of the underlying contracts.

The maximum term over which we hedge our exposure to the exchange rate variability of future cash flows is less than one year.

The following table summarizes our derivative instrument activity at September 30, 2006:

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Chinese RMB	150,000	1.5	7.7603

Deferred loss, net of tax	$286

Subsequent to September 30, 2006, we entered into contracts for an additional notional amount of 300,000 RMB under contracts scheduled to settle between January 2007 and June 2007.

11. Comprehensive Income

The components of comprehensive income, net of tax, related to both continuing operations and discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$297	$(4,953)	$203,767	$(53,813)
Gain (loss) on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	320	36	(361)	384
Foreign currency translation adjustments	1,582	3,088	2,151	5,810
Comprehensive income (loss)	$2,199	$(1,829)	$205,557	$(47,619)

12. Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

On May 1, 2006, we completed the sale of our wire harness business, which is required to be accounted for as a discontinued operation in accordance with SFAS 144. In connection with the disposal of the wire harness business, we have re-evaluated our operating segments based on the application of SFAS 131, and we identified two segments: (i) Printed Circuit Boards and (ii) Assembly.

In prior periods, including for the three and nine months ended September 30, 2005 and the year ended December 31, 2005, we reported four segments: China Printed Circuit Boards, North American Printed Circuit Boards, Europe Printed Circuit Boards, and Assembly, with minor assembly operations reported as “other”. Our discontinued wire harness business was previously substantially conducted within the Assembly segment. Further, following closure of our printed circuit board manufacturing facilities in North America and Europe during 2005, we have no continuing activities in those segments in 2006. Our results for the three and nine months ended September 30, 2005 are reclassified to compare to the two continuing segments, and the results of the closed printed circuit board operations have been reflected as “other” segment results.

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

Total assets by segment are as follows:

	September 30, 2006	December 31, 2005
Total assets:
Printed Circuit Boards	$476,592	$428,886
Assembly	113,994	120,479
Other	58,493	41,892
Total assets of continuing operations	$649,079	$591,257

Net sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales to external customers:
Printed Circuit Boards	$130,526	$104,466	$364,084	$302,805
Assembly	66,667	54,465	191,689	151,870
Other	—	4,276	624	38,593
Total from continuing operations	$197,193	$163,207	$556,397	$493,268
Intersegment sales:
Printed Circuit Boards	$5,921	$2,651	$14,673	$9,688
Assembly	—	—	—	—
Other	—	—	—	4,918
Total from continuing operations	$5,921	$2,651	$14,673	$14,606
Operating income (loss):
Printed Circuit Boards	$6,555	$(2,166)	$17,742	$1,064
Assembly	2,170	(1,855)	5,171	(2,243)
Other	(386)	(552)	(2,272)	(43,424)
Total from continuing operations	$8,339	$(4,573)	$20,641	$(44,603)

13. Guarantor Subsidiaries

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

The following condensed consolidating financial information includes the accounts of Viasystems, Inc., the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries. Assets, liabilities and operating results of discontinued operations are separately identified except in the statements of cash flows, in accordance with SFAS 144.

Balance Sheet as of September 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$400	$13,173	$15,865	$—	$29,438
Restricted cash	—	1,900	—	—	1,900
Accounts receivable, net	—	31,660	116,514	—	148,174
Inventories	—	13,409	72,387	—	85,796
Property held for sale	—	—	4,968	—	4,968
Prepaid expenses and other	(3,683)	8,210	11,670	—	16,197
Total current assets	(3,283)	68,352	221,404	—	286,473
Property, plant and equipment, net	116	7,201	250,801	—	258,118
Other assets, net	(44,131)	54,227	94,392	—	104,488
Investment in subsidiaries	979,989	357,409	—	(1,337,398)	—
Total assets	$932,691	$487,189	$566,597	$(1,337,398)	$649,079
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable	$—	$11,786	$119,991	$—	$131,777
Accrued and other liabilities	(5,840)	16,786	47,087	—	58,033
Current maturirties of long-term debt	—	33	2,274	—	2,307
Total current liabilities	(5,840)	28,605	169,352	—	192,117
Long-term debt, less current maturities	200,000	—	16,519	—	216,519
Other non-current liabilities	7,123	4,073	24,270	—	35,466
Intercompany payable / (receivable)	529,793	(525,192)	(4,601)	—	—
Total liabilities	731,076	(492,514)	205,540	—	444,102
Total paid- in capital and retained earnings / accumulated (deficit)	200,847	979,989	357,409	(1,337,398)	200,847
Accumulated other comprehensive income (loss)	768	(286)	3,648	—	4,130
Total liabilities and stockholder’s equity	$932,691	$487,189	$566,597	$(1,337,398)	$649,079

Balance Sheet as of December 31, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$432	$12,420	$23,071	$—	$35,923
Accounts receivable, net	—	21,150	88,105	—	109,255
Inventories	—	11,914	62,665	—	74,579
Property held for sale	—	7,099	9,484	—	16,583
Other current assets	(4,329)	10,057	10,107	—	15,835
Current assets of discontinued operations	—	65,576	3,190	—	68,766
Total current assets	(3,897)	128,216	196,622	—	320,941
Property, plant and equipment, net	177	6,188	228,012	—	234,377
Other assets, net	(11,499)	55,539	60,665	—	104,705
Investment in subsidiaries	756,922	373,416	—	(1,130,338)	—
Non-current assets of discontinued operations	—	(166)	51,992	—	51,826
Total assets	$741,703	$563,193	$537,291	$(1,130,338)	$711,849
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable	$—	$12,558	$115,803	$—	$128,361
Accrued and other liabilities	(7,049)	17,253	46,649	—	56,853
Current maturities of long-term debt	2,650	178	—	—	2,828
Current liabilities of discontinued operations	—	36,734	4,430	—	41,164
Total current liabilities	(4,399)	66,723	166,882	—	229,206
Long-term debt, less current maturities	459,699	8	—	—	459,707
Other non-current liabilities	(7,380)	8,971	21,836	—	23,427
Non-current liabilities of discontinued operations	—	(1,237)	2,474	—	1,237
Intercompany payable / (receivable)	297,248	(268,243)	(29,005)	—	—
Total liabilities	745,168	(193,778)	162,187	—	713,577
Total paid-in capital and accumulated (deficit) / retained earnings	(4,068)	756,922	373,416	(1,130,338)	(4,068)
Accumulated other comprehensive income	603	49	1,688	—	2,340
Total liabilities and stockholder’s equity (deficit)	$741,703	$563,193	$537,291	$(1,130,338)	$711,849

Statement of Operations for the three months ended September 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$47,897	$165,496	$(16,200)	$197,193
Operating expenses:
Cost of goods sold, exclusive of items shown separately	—	41,424	136,800	(16,200)	162,024
Selling, general and administrative	116	7,980	6,864	—	14,960
Depreciation	20	591	10,551	—	11,162
Amortization	61	—	261	—	322
Restructuring and impairment charges	—	154	232	—	386
Operating (loss) income	(197)	(2,252)	10,788	—	8,339
Other expense (income):
Interest expense (income), net	5,379	(9,144)	9,285	—	5,520
Loss on early extinguishment of debt	140	88	—	—	228
Amortization of deferred financing costs	309	—	104	—	413
Other, net	—	(4,152)	3,331	—	(821)
Equity in (earnings) loss of subsidiaries	(6,322)	4,634	—	1,688	—
Income (loss) from continuing operations before income taxes	297	6,322	(1,932)	(1,688)	2,999
Income tax provision (benefit)	—	—	2,702	—	2,702
Income (loss) from continuing operations	297	6,322	(4,634)	(1,688)	297
Income from discontinued operations, net of tax	—	—	—	—	—
Gain on disposition of discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$297	$6,322	$(4,634)	$(1,688)	$297

Statement of Operations for the nine months ended September 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$147,226	$459,554	$(50,383)	$556,397
Operating expenses:
Cost of goods sold, exclusive of items shown separately	—	127,114	377,637	(50,383)	454,368
Selling, general and administrative	348	22,221	22,376	—	44,945
Depreciation	62	1,804	31,295	—	33,161
Amortization	171	—	839	—	1,010
Restructuring and impairment charges	—	994	1,278	—	2,272
Operating (loss) income	(581)	(4,907)	26,129	—	20,641
Other expense (income):
Interest expense (income), net	18,142	(21,047)	27,938	—	25,033
Loss on early extinguishment of debt	1,410	88	—	—	1,498
Amortization of deferred financing costs	1,055	—	104	—	1,159
Other, net	—	(10,127)	9,678	—	(449)
Equity in (earnings) loss of subsidiaries	(223,067)	16,007	—	207,060	—
Income (loss) from continuing operations before income taxes	201,879	10,172	(11,591)	(207,060)	(6,600)
Income tax provision (benefit)	(1,888)	5,472	7,818	—	11,402
Income (loss) from continuing operations	203,767	4,700	(19,409)	(207,060)	(18,002)
Income from discontinued operations, net of tax	—	5,883	3,402	—	9,285
Gain on disposition of discontinued operations, net of tax	—	212,484	—	—	212,484
Net income (loss)	$203,767	$223,067	$(16,007)	$(207,060)	$203,767

Statement of Cash Flows for the nine months ended September 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$262,318	$(312,445)	$25,598	$—	$(24,529)
Net cash provided by (used in) investing activities	—	313,217	(36,807)	—	276,410
Net cash provided by (used in) financing activities	(262,350)	(152)	3,868	—	(258,634)
Effect of exchange rate changes on cash and cash equivalents	—	—	268	—	268
Net change in cash and cash equivalents	(32)	620	(7,073)	—	(6,485)
Cash and cash equivalents at the beginning of the period	432	12,553	22,938	—	35,923
Cash and cash equivalents at the end of the period	$400	$13,173	$15,865	$—	$29,438

Statement of Operations for the three months ended September 30, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$24,964	$151,467	$(13,224)	$163,207
Operating expenses:
Cost of goods sold, exclusive of items shown separately	62	26,042	125,694	(13,224)	138,574
Selling, general and administrative	1,610	5,524	9,829	—	16,963
Depreciation	48	652	9,741	—	10,441
Amortization	49	—	302	—	351
Restructuring and impairment charges	—	—	1,451	—	1,451
Operating (loss) income	(1,769)	(7,254)	4,450	—	(4,573)
Other expense (income):
Interest expense (income), net	7,567	(11,452)	14,179	—	10,294
Amortization of deferred financing costs	402	—	—	—	402
Other, net	578,432	83,894	(662,668)	—	(342)
Equity in (earnings) loss of subsidiaries	(583,202)	(659,903)	—	1,243,105	—
Loss (income) from continuing operations before income taxes	(4,968)	580,207	652,939	(1,243,105)	(14,927)
Income tax provision (benefit)	(270)	7,391	(8,515)	—	(1,394)
(Loss) income from continuing operations	(4,698)	572,816	661,454	(1,243,105)	(13,533)
(Loss) income from discontinued operations, net of tax	(255)	10,386	(1,551)	—	8,580
Net (loss) income	$(4,953)	$583,202	$659,903	$(1,243,105)	$(4,953)

Statement of Operations for the nine months ended September 30, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$84,630	$450,155	$(41,517)	$493,268
Operating expenses:
Cost of goods sold, exclusive of items shown separately	179	80,612	385,584	(41,517)	424,858
Selling, general and administrative	4,813	22,907	27,062	—	54,782
Depreciation	48	1,808	31,312	—	33,168
Amortization	131	—	965	—	1,096
Restructuring and impairment charges	—	10,306	13,661	—	23,967
Operating loss	(5,171)	(31,003)	(8,429)	—	(44,603)
Other expense (income):
Interest expense (income), net	22,353	(25,126)	32,538	—	29,765
Amortization of deferred financing costs	1,210	—	—	—	1,210
Other, net	578,432	108,070	(684,060)	—	2,442
Equity in (earnings) loss of subsidiaries	(553,338)	(656,632)	—	1,209,970	—
(Loss) income from continuing operations before income taxes	(53,828)	542,685	643,093	(1,209,970)	(78,020)
Income tax (benefit) provision	(270)	7,720	(3,902)	—	3,548
Net (loss) income from continuing operations	(53,558)	534,965	646,995	(1,209,970)	(81,568)
(Loss) income from discontinued operations, net of tax	(255)	18,373	9,637	—	27,755
Net (loss) income	$(53,813)	$553,338	$656,632	$(1,209,970)	$(53,813)

Statement of Cash Flows for the nine months ended September 30, 2005

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$2,208	$(68,584)	$57,160	$—	$(9,216)
Net cash used in investing activities	—	(1,423)	(67,281)	—	(68,704)
Net cash used in financing activities	(1,988)	(139)	(387)	—	(2,514)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,133	—	1,133
Net change in cash and cash equivalents	220	(70,146)	(9,375)	—	(79,301)
Cash and cash equivalents at the beginning of the period	10	80,256	32,625	—	112,891
Cash and cash equivalents at the end of the period	$230	$10,110	$23,250	$—	$33,590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this information statement.

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

We are a supplier to over 200 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Delphi Corporation, EMC Corporation, General Electric Company, Huawei Technologies Co Ltd., Lucent Technologies, Inc., Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc., and Whirlpool Corporation.  We have also forged strategic alliances with leading contract manufacturers such as Celestica, Inc. and Solectron Corporation. We supply PCBs to our contract manufacturing partners through these strategic alliances.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Sales. Net sales from continuing operations for the three months ended September 30, 2006 were $197.2 million, representing a $34.0 million, or 20.8%, increase over net sales from continuing operations during the same period in 2005. Increases in sales by our Printed Circuit Boards segment and Assembly segment were partially offset by a $4.3 million decrease in sales from former manufacturing facilities in Europe and Canada in which operations have ceased.

Printed Circuit Boards segment sales, including intersegment sales, for the three months ended September 30, 2006 increased by $29.3 million, or 27.4%, to $136.4 million. The majority (approximately 80%) of the increase is a result of improved product mix on a consistent volume of finished product shipped in each year, and the remaining increase is a result of selling price increases tied to higher materials costs. Factors contributing to the mix improvement were strong demand for higher-layer-count products from existing and new customers, transfers of customer programs and intersegment programs from our former European and Canadian manufacturing sites, and an approximate 23% increase in inner-layer capacity available during the three months ended September 30, 2006 compared to the same period in 2005. The inner-layer capacity increase, which allows us to produce greater quantities of high-layer-count products, is due in part to investment in new equipment and in part to the transfer of equipment from our former European and Canadian sites. A small portion of the total increase in sales is also attributable to a favorable impact of currency translation of sales denominated in Chinese RMB.

Assembly segment sales grew by $12.2 million, or 22.4%, to $66.7 million for the three months ended September 30, 2006. The growth was the result of strong demand from select customers in our telecom and industrial/instrumentation end markets. A small (less than 1% of segment sales) favorable impact of currency translation for Assembly segment sales denominated in Chinese RMB was more than offset by price reductions (approximately 2%) tied to component cost reductions.

Cost of Goods Sold. Cost of goods sold in our continuing operations, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended September 30, 2006, was $162.0 million, or 82.2% of consolidated net sales. This represents a 2.7 percentage point improvement from the 84.9% of consolidated net sales for the third quarter of 2005. Approximately $3.4 million of cost of goods sold during the three months ended September 30, 2005 was incurred by our former operations in Europe and Canada.

The quantities of materials and supplies used to support our increased inner-layer production are the most significant causes of increased cost of goods sold in our Printed Circuit Boards segment. However, materials, labor and overhead costs in the segment have also been impacted by adverse trends in global commodities and currency exchange rates. Diesel fuel, which we use to generate electricity for our largest manufacturing site in China, is subject to global oil price trends and is further impacted by local government control. Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases. To a lesser degree, cost trends unique to China also adversely impacted our costs during the three months ended September 30, 2006 compared to 2005, including minimum wage increases, social benefit cost increases, and a more than 4% strengthening of the Chinese RMB versus the US Dollar. Despite the cost increases that are unique to China, wages and local operating costs there remain among the most competitive in the world. Economies of scale help to offset a portion of the increased costs.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in net sales for the segment drive similar trends in cost of goods sold, and for the three months ended September 30, 2006, cost of goods sold increased proportionally as net sales grew in comparison to the same period last year.

Selling, General and Administrative Costs. Selling, general and administrative costs in our continuing operations were $15.0 million for the three months ended September 30, 2006 and decreased by $2.0 million compared to the same period in the prior year. The decrease resulted in part (approximately $0.3 million) from closure of our facilities in Europe and Canada, and in part ($1.3 million) from reduced costs related to stock-based compensation. Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment. These common costs are allocated to our Printed Circuit Boards segment and Assembly segment based on each segment’s percentage of total net sales.

Depreciation Expense. Depreciation expense in our continuing operations for the three months ended September 30, 2006 was $11.2 million, including $9.5 million related directly to our Printed Circuit Boards segment and $1.5 million related directly to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $0.6 million compared to the same period last year as a result of the transfer of equipment from closed operations in Europe and Canada and investment in new equipment.

Restructuring and Impairment Expenses. Restructuring and impairment expenses for the three months ended September 30, 2006 were $0.4 million, compared to $1.5 million for the same period in the prior year. Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products. Most recently, we closed our printed circuit board fabrication facilities in the Netherlands and in Canada in June and July 2005, and those closures resulted in substantial charges during 2005 related to employee termination payments, cancellation of long-term contracts, and impairments of carrying values of long-lived assets. Some of the products previously manufactured in those facilities are now produced in China in our Printed Circuit Boards segment where we have been able to achieve the cost requirements of our customers. We continue to incur costs to maintain and insure certain of the sites vacated in 2005 and prior years while we market those properties for sale, and we anticipate disposal of substantially all of the properties held for sale by the end of 2006.

Operating income. Operating income from continuing operations of $8.3 million for the three months ended September 30, 2006 represents an increase of $12.9 million compared to an operating loss of $(4.6) million during the three months ended September 30, 2005. The improvement is primarily the result of increased sales and improved margin on those sales as described above, together with reduced operating and restructuring costs as compared to the same period in 2005.

Operating income of our Printed Circuit Boards segment increased by $8.7 million to $6.6 million for the three months ended September 30, 2006 compared to $(2.1) million operating loss for the same period in the prior year. The improvement is primarily the result of improved product mix, combined with reduced administrative costs and reduced operating inefficiencies suffered during the three months ended September 30, 2005 while equipment and customer programs were being transferred into the segment from our closed European and Canadian operations.

Operating income of our Assembly segment increased by $4.0 million to $2.2 million for the three months ended September 30, 2006 compared to $(1.8) million operating loss in the third quarter of 2005. The improvement is primarily the result of volume growth combined with reduced administrative costs.

Interest Expense, net. Interest expense, net of interest income for the three months ended September 30, 2006 was $5.5 million, compared to $10.3 million in the same period last year. Interest earned in both periods is minimal. Interest expense related to our 2011 Subordinated Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003. Interest expense totaling $0.3 during the three months ended September 30, 2006 was incurred on an average $10 million revolver borrowings under our 2006 Credit Agreement at an average rate of 7.3% from its inception in August 2006 and under our 2003 Credit Agreement at an average rate of 11.0% prior to its extiguishment in August 2006. Credit Agreement interest expense varies from period to period based on the outstanding principal balances and floating interest rates.

The significant reduction of net interest expense for the three months ended September 30, 2006 compared to the same period in 2005 is primarily the result of extinguishment of the term facility under our 2003 Credit Agreement. We extinguished the remaining balance of our term loan facility of approximately $260 million under the 2003 Credit Agreement in May 2006 by applying the proceeds from the sale of our wire harness business, and the term loan was not replaced. The term loan incurred average interest rates of 7.0% during the quarter ended September 30, 2005.

Interest expense on capital leases increased to $0.2 million for the three months ended September 30, 2006 due to the addition of a capital lease of equipment initiated in January 2006 in our Printed Circuit Boards segment.

Loss on Early Extinguishment of Debt. Fees paid at the inception of the 2003 Credit Agreement were deferred and have been amortized during the life of the facility. The $0.2 million loss on early extinguishment of debt during the three months ended September 30, 2006 represents the write-off of the remaining unamortized deferred financing fees together with bank fees and professional fees related to the early termination of the 2003 Credit Agreement in August 2006.

Income Taxes. Income tax expense from continuing operations of $2.7 million for the three months ended September 30, 2006 compares to an income tax benefit of $(1.4) million for the quarter ended September 30, 2005, which excludes income taxes related to our discontinued wire harness operations. Our income tax provision relates primarily to our profitable operations in China and Hong Kong. Because of the substantial net operating loss carryforwards previously existing in our U.S. and other taxing jurisdictions, we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Sales. Net sales from continuing operations for the nine months ended September 30, 2006 were $556.4 million, representing a $63.1 million, or 12.8%, increase over net sales from continuing operations during the same period in 2005. Increases in sales by our Printed Circuit Boards segment and Assembly segment were partially offset by a $38.0 million decrease in sales from former manufacturing facilities in Europe and Canada in which operations have ceased.

Printed Circuit Boards segment sales, including intersegment sales, for the nine months ended September 30, 2006 increased by $66.3 million, or 21.2%, to $378.8 million. Approximately 10% of the increase is the result of increased volume of finished product, but the majority (approximately 80%) of the increase is a result of improved product mix. Factors contributing to the volume and mix improvement were strong demand from existing and new customers, transfers of customer programs and intersegment programs from our former European and Canadian manufacturing sites, and an approximate 20% increase in inner-layer capacity available during the nine months ended September 30, 2006 compared to the same period in 2005. The inner-layer capacity increase, which allows us to produce greater quantities of high-layer-count products, is due in part to investment in new equipment and in part to the transfer of equipment from our former European and Canadian sites. The final approximate 10% of the total increase in sales is attributable to increased selling prices, which are closely tied to increased materials costs, and to a favorable impact of currency translation of sales denominated in Chinese RMB.

Assembly segment sales grew by $39.8 million, or 26.2%, to $191.7 million net sales for the nine months ended September 30, 2006. The growth was the result of strong demand from select customers in our telecom and industrial/instrumentation end markets. A small (less than 1% of segment sales) favorable impact of currency translation for Assembly segment sales denominated in Chinese RMB was more than offset by price reductions (approximately 1%) tied to assembly component cost reductions.

Cost of Goods Sold. Cost of goods sold in our continuing operations, exclusive of items shown separately in the condensed consolidated statement of operations for the nine months ended September 30, 2006, was $454.4 million, or 81.7% of consolidated net sales. This represents a 4.4 percentage point improvement from the 86.1% of consolidated net sales achieved during the first three quarters of 2005. Approximately $48 million of cost of goods sold during the nine months ended September 30, 2005 were incurred by our former operations in Europe and Canada.

The quantities of materials and supplies used to support our increased inner-layer production and increased total volume is the most significant cause of increased cost of good sold in our Printed Circuit Boards segment. However, materials, labor and overhead costs in the segment have also been impacted by adverse trends in global commodities and currency exchange rates. Diesel fuel, which we use to generate electricity for our largest manufacturing site in China, is subject to global oil price trends and is further impacted by local government control. Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases. To a lesser degree, cost trends unique to China also adversely impacted our costs during the nine months ended September 30, 2006 compared to 2005, including minimum wage increases, social benefit cost increases, and a more than 4% strengthening of the Chinese RMB versus the US Dollar. Despite the cost increases that are unique to China, wages and local operating costs there remain among the most competitive in the world. Economies of scale help to offset a portion of the increased costs.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in net sales for the segment drive similar trends in cost of goods sold, and for the nine months ended September 30, 2006, cost of sales increased proportionally as net sales grew in comparison to the same period last year.

Selling, General and Administrative Costs. Selling, general and administrative costs in our continuing operations were $44.9 million for the nine months ended September 30, 2006 and decreased by $9.8 million compared to the same period in the prior year. The decrease resulted in part (approximately $4 million) from closure of our facilities in Europe and Canada, and in part ($3.3 million) from reduced costs related to stock-based compensation. The balance of the reduction resulted from focused cost containment efforts and decisions not to replace certain cost drivers following the disposal of our wire harness business. Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment. These common costs are allocated to our Printed Circuit Boards segment and Assembly segment based on each segment’s percentage of total net sales.

Depreciation Expense. Depreciation expense in our continuing operations for the nine months ended September 30, 2006 was $33.2 million, including $28.1 million related directly to our Printed Circuit Boards segment and $4.6 million related directly to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $3.0 million compared to the same period last year as a result of the transfer of equipment from closed operations in Europe and Canada and investment in new equipment. Depreciation expense decreased by $3.9 million related directly to our closed operations in Europe and Canada.

Restructuring and Impairment Expenses. Restructuring and impairment expenses for the nine months ended September 30, 2006 were $2.3 million, compared to $24.0 million for the same period in the prior year. Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products. Most recently, we closed our printed circuit board fabrication facilities in the Netherlands and in Canada in June and July 2005, and those closures resulted in substantial charges during the nine month period ended September 30, 2005 related to employee termination payments, cancellation of long-term contracts, and impairments of carrying values of long-lived assets. Some of the products previously manufactured in those facilities are now produced in China in our Printed Circuit Boards segment where we have been able to satisfy the cost requirements of our customers. We continue to incur costs to maintain and insure the sites vacated in 2005 and prior years while we market those properties for sale, and we anticipate disposal of substantially all of the properties held for sale by the end of 2006.

Operating Income. Operating income from continuing operations of $20.6 million for the nine months ended September 30, 2006 represents an increase of $65.2 million compared to an operating loss of $(44.6) million during the nine months ended September 30, 2005. The improvement is in large part ($21 million) the result of 2005 charges for restructuring costs in connection with the closure of manufacturing facilities in Europe and Canada, and also in large part ($18 million) 2005 operating losses of those facilities prior to closure. Volume increases and improved margins in our Printed Circuit Boards segment and Assembly segment compose the remainder of the improvement in the first three quarters of 2006 over 2005.

Operating income of our Printed Circuit Boards segment increased by $16.7 million to $17.7 million for the nine months ended September 30, 2006 compared to $1.0 million operating income for the same period in the prior year. The improvement is primarily the result of improved product mix and volume growth, combined with reduced administrative costs.

Operating income of our Assembly segment increased by $7.4 million to $5.2 million for the nine months ended September 30, 2006 compared to an operating loss of $(2.2) million in the first three quarters of 2005. The improvement is primarily the result of volume growth combined with reduced administrative costs.

Interest Expense. Interest expense, net of interest income for the nine months ended September 30, 2006, was $25.0 million, compared to $29.8 million in the same period last year. Interest earned in both periods is minimal. Interest expense related to our 2011 Subordinated Notes is approximately $15.8 million in each nine-month period as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003. Interest expense incurred on term loan and revolver borrowings under our 2003 Credit Agreement and on revolver borrowings under our 2006 Credit Agreement vary from period to period based on the outstanding principal balances and floating interest rates. We extinguished our term loan facility of approximately $260 million under the 2003 Credit Agreement in May 2006 by applying the proceeds from the sale of our wire harness business. Interest expense on capital leases increased to $0.5 million for the nine months ended September 30, 2006 due to the addition of a capital lease of equipment initiated in January 2006 in our Printed Circuit Boards segment.

Loss on Early Extinguishment of Debt. Fees paid at the inception of the 2003 Credit Agreement were deferred and had been amortized during the life of the facility. The loss on early extinguishment of debt during the nine months ended September 30, 2006 represents the write-off of unamortized deferred financing costs together with bank fees and professional fees incurred in connection with termination of the 2003 Credit Agreement.

Income Taxes. Income tax expense from continuing operations of $11.4 million and $3.5 million, respectively, for the nine months ended September 30, 2006 and 2005 excludes i) income taxes related to our discontinued wire harness operations, and ii) income taxes on the gain on sale of our wire harness operations. Our income tax provision relates primarily to our profitable operations in China and Hong Kong. Because of the substantial net operating loss carryforwards previously existing in our U.S. and other taxing jurisdictions, we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months.

On May 1, 2006 we sold our wire harness business to Francisco Partners, LLP for gross cash proceeds of $320 million. Net cash proceeds reported in the accompanying condensed consolidated statement of cash flows for the three and nine months ended September 30, 2006 of $308.4 million reflect reductions of the gross proceeds for i) cash of $3.0 million on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2.4 million contractual purchase price adjustment agreed and paid to the acquirer in June 2006, and iii) transaction costs of $6.2 million paid in 2006 related to the disposal. One further contractual purchase price adjustment, which was accrued at the time of the disposal, estimated to be approximately $2.2 million is expected to be settled and paid to the acquirer before the end of 2006.

In our condensed consolidated statement of operations for the nine months ended September 30, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $212.5 million. The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related directly to the disposal transaction, and iii) actual and estimated purchase price adjustments.

For the three and nine months ended September 30, 2006 and 2005, net sales, operating income and income from discontinued operations and the related income taxes are shown below, excluding the gain on sale of discontinued operations (US$ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$—	$76,581	$102,358	$221,999

Operating income	$—	$8,943	$11,322	$28,558

Income from discontinued operations	$—	$9,112	$11,388	$28,732
Income tax provision	—	532	2,103	977
Income from discontinued operations, net of tax	$—	$8,580	$9,285	$27,755

Employee Stock-based Compensation

Viasystems Group, Inc. (“Group”), our sole-sharholder company, maintains a stock option plan (the “2003 Stock Option Plan”). All of the employees granted stock options under the 2003 Stock Option Plan are employees of Viasystems, a subsidiary of Group and therefore 100% of the stock option expense recognized at Group is allocated to Viasystems.

Under the 2003 Stock Option Plan, 2,777,778 of Group’s common stock may be granted to employees. Stock options may be granted to employees in the form of nonqualified stock options at market value, and our practice has been to to grant options at the greater of a fixed exercise price of $12.63 or market value. Options vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date. At September 30, 2006, 204,378 of these shares were available for future grants.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123. Results for prior periods have not been restated.

In accordance with SFAS No. 123(R) (for 2006) and SFAS No. 123 (for prior periods) stock option expense is as follows (US$ in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Cost of goods sold	$—	$62	$22	$162
Selling, general and administrative	213	1,489	1,021	4,318
Discontinued Operations	—	255	105	382
	$213	$1,806	$1,148	$4,862

As of September 30, 2006, unrecognized compensation expense allocated to us from Group totaled approximately $1,224 and will be recognized over a weighted average period of 10 months.

Liquidity and Capital Resources

We believe that cash flow from operations, cash proceeds from property held for sale, available cash on hand, and cash available from our credit facilities will be sufficient to fund our capital expenditures and other currently anticipated cash needs. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under a credit facility or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

On August 10, 2006, we terminated the 2003 Credit Agreement. In connection with the termination of the facility, the remaining $9.9 million balance outstanding under the revolver facility was extinguished, and all security, including a guarantee by Group, was released by the lender group. For the quarter ended September 30, 2006, we recognized an approximate $0.2 million loss on early extinguishment of debt to recognize i) fees incurred in the facility termination and ii) the write-off of unamortized deferred financing costs related to the 2003 Credit Agreement.

On August 17, 2006, we entered into a credit facility with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”) binding UBS to provide us a minimum of $80 million and up to $125 million under a four-year, senior secured credit facility. Substantially all of our non-U.S. assets serve as security for the new facility.

Our principal liquidity requirements will be for i) $10.5 million semi-annual interest payments required in connection with our $200 million 2011 Senior Subordinated Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs of our continuing operations, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v)  debt service requirements in connection with our credit facility with UBS, and vi) maturity date principal payment of our $200 million 2011 Senior Subordinated Notes. In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet these developing customer requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. In addition, our potential for growth in this segment may be limited if we do not expand production capacities through incremental capital expenditures. Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2006 and 2005 were $36.7 million, and $54.5 million respectively. Capital expenditures of our Printed Circuit Board segment during the nine months ended September 30, 2006 exclude $11.6 million for assets acquired under capital lease. Captial expenditures of our Printed Circuit Board segment during the nine-months ended September 30, 2005 exclude $9.3 million of equipment transferred from other segments.

Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $(24.5) million and $(9.2) million, respectively. Our investment in working capital to support our growing Printed Circuit Boards segment and Assembly segment businesses is primarily responsible for the use of cash for the nine months ended September 30, 2006, whereas the costs related to operations and subsequent closure of our former facilities in Europe and Canada were the largest driver of operating cash use during the same period of 2005.

Net cash provided by investing activities was $276.4 million for the nine months ended September 30, 2006 compared to a use of $(68.7) million for the nine months ended September 30, 2005. The principal source of cash provided by investing activities during the nine months ended September 30, 2006 related to proceeds from the disposal of our wire harness business of $320.0 million, net of cash disposed with that business, net of cash paid for contractual purchase price adjustments, and net of transaction costs. Capital expenditures during the nine months ended September 30, 2006 were $44.2 million, including $3.0 million related to our wire harness business prior to disposal. Capital expenditures during the nine months ended September 30, 2005 were $68.7 million, including $5.5 million related to our wire harness business disposed in 2006 and $2.3 million related to European and Canadian facilities closed during the second half of 2005.

Net cash used in financing activities was $(258.6) million for the nine months ended September 30, 2006, compared to $(2.5) million for the same period in 2005. Cash proceeds from the sale of our wire harness business were applied in May 2006 to extinguish the remaining balance of the term loan under the 2003 Credit Agreement. Prior to extinguishment of the term loan, minor scheduled principle payments were made in each of the nine month periods ended September 30, 2006 and 2005. Borrowings and repayments under our revolving credit facilities during the nine months ended September 30, 2006 netted to $10.0 million cash proceeds. As described above, the net balance of the 2003 Credit Agreement was fully repaid on August 10, 2006.

Recently Issued Accounting Pronouncements

On July 13, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of adoption of FIN 48 on our consolidated financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2006 there were foreign currency hedge instruments outstanding for the Chinese RMB related to our Asian operations.

Item 4. Controls and Procedures

As of September 30, 2006, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.  Exhibits.

(a)	Exhibits

	31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
	31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
	32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 14, 2006.

VIASYSTEMS, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President &
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.