Form 10-K
period 2006-12-31
VIASYSTEMS INC
filed 2007-04-02
CIK 1041380

_________________________________________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

333-29727
(Commission File Number)

Viasystems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1777252
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 South Hanley Road, Suite 400
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2007
Common Stock	1,000

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

Documents incorporated by reference: None
__________________________________________________________________________________________________________

VIASYSTEMS, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (Report) include the use of the terms “we” and “our”, which unless specified otherwise refers collectively to Viasystems, Inc. (Viasystems) and its subsidiaries. Additionally, reference to “Group” refers to Viasystems’ holding company parent Viasystems Group, Inc.

We have made certain “forward-looking” statements in this Report under the protection of the safe harbor of forward-looking statements within the meaning of the Private Securities Litigation Act. Such forward-looking statements include those statements made in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or other similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions and are not guarantees of future events and results. Actual results may differ materially from anticipated results expressed or implied in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Report.

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof and control by our sole stockholder. Please refer to the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2006 for additional factors that could materially affect our financial performance.

Item 1.	Business

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (PCBs) and electro-mechanical solutions (EMS). The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, telecommunications switching equipment, data networking equipment, major household appliances, and a variety of complex medical and technical instruments. We currently have seven manufacturing facilities, including six manufacturing sites in China and Mexico to take advantage of low cost, high quality manufacturing environments. In addition, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Huawei Technologies Co. Ltd., Lucent Technologies, Inc., Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc. and Whirlpool Corporation. We have good working relationships with industry leading contract manufacturers such as Celestica, Inc., Jabil Circuit, Inc. and Solectron Corporation, and we supply PCBs and EMS products to these customers as well.

Our History

We are a direct, wholly owned subsidiary of Viasystems Group, Inc. (Group). Group was formed in 1996 by Hicks, Muse, Tate & Furst Incorporated under the name Circo Craft Holding Company. Circo Craft Holding Company had no operations prior to its first acquisition in October 1996, when it changed its name to Circo Technologies, Inc. In January 1997, Circo Technologies, Inc. changed its name to Viasystems Group, Inc.

We were formed on April 2, 1997 and on April 10, 1997, Group contributed all of the capital stock of its then existing subsidiaries to us. From 1997 through 2001, we expanded rapidly through the acquisitions of several businesses throughout Europe, North America and China. During that time, we expanded our business model to include full systems assemblies, wire harnesses and cable assemblies to compliment our original PCB and backpanel offerings.

From 1999 to 2001, our business was heavily reliant on the telecommunications and networking markets, as the majority of our customers were telecommunication and networking original equipment manufacturers. In early 2001, the telecommunications and networking industries began a significant business downturn caused by the decline in capital spending related to those industries. The decline in capital spending in the telecommunications and networking industries was exacerbated by excess inventories for those industries within the contract manufacturing supply chain as the five largest contract manufacturers collectively experienced a reported 138% increase in inventories during 2000.

From April 2001 through 2005, we substantially restructured our operations and closed or sold 24 under-performing or non-strategic facilities. During that time, we streamlined our business to focus on PCBs, wire harnesses and electro-mechanical solutions, and we significantly diversified our end markets and customer base. In order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

On May 1, 2006, we sold our wire harness business to Electrical Components International Holdings Company (ECI), a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for approximately $320.0 million. The net cash proceeds from the sale of our wire harness business of approximately $307.9 million was used to repay approximately $286.8 million of our then outstanding bank debt under the 2003 credit facility with the remainder held for investment in our ongoing business. We have classified the results of operations of our wire harness business as discontinued operations for all periods presented. As a result of the disposal of the wire harness operations, we are well positioned as a PCB and EMS manufacturer principally in low cost areas of the world, with the ability to serve our global customer base.

We are headquartered in St. Louis, Missouri. The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and our telephone number at that location is (314) 727-2087. We can also be reached at our web site www.viasystems.com. Upon written request, a copy of this Annual Report on Form 10-K will be provided to any senior subordinated noteholder. In addition, copies of our filings are available on the Securities and Exchange Commission (SEC) website at www.sec.gov.

Our Products

Printed Circuit Boards - PCBs serve as the foundation of almost all electronic equipment, providing the circuitry and mounting surfaces necessary to interconnect discrete electronic components, such as integrated circuits, capacitors and resistors. PCBs consist of a pattern of electrical circuitry etched from copper and laminated to a board made of insulating material, thereby providing electrical interconnection between the components mounted onto them.

Electro-Mechanical Solutions - Electro-mechanical solutions include a wide variety of products and services, primarily including assembly of backplanes, custom and standard metal enclosures, cabinets, racks and sub racks, systems integration and assembly, final product testing and fulfillment.

Our Business Strategy

We believe we are well positioned for growth in sales and operating income through a strategy based on the following:

Maintain Diverse End Market Mix - In order to reduce our exposure and reliance on unpredictable end markets and to provide alternative growth paths, we have diversified our product offerings into the automotive, telecommunications, industrial/instrumentation, medical and consumer, and computer/datacommunications markets. We intend to continue to maintain our focus on a diverse mix of end markets.

Expand Manufacturing Capabilities in Low Cost Locations - To meet our customers' demands for high quality, low cost products and services, we have and will continue to invest in facilities and equipment in low cost locations. For the year ended December 31, 2006, approximately 92.9% of our net sales were generated from products produced in our operations in China and Mexico. We will continue to develop our best-in-class technology and manufacturing process in low cost manufacturing locations. We believe our ability to leverage our advanced technology and manufacturing capabilities across our organization in low cost locations will enable us to grow revenues, improve profitability and effectively meet our customers' requirements for high quality, low cost products and services.

Enhance Our Strong Customer Relationships - We are focused on expanding our business with existing customers by leveraging our history of producing quality products with a high level of customer service and operational excellence, which provides us with the opportunity to bid for additional programs from the strong position of a preferred supplier. In addition, we have good working relationships with industry leading contract manufacturers such as Celestica, Inc., Jabil Circuit, Inc. and Solectron Corporation. These relationships provide us access to additional PCB and EMS opportunities and enable our partners to offer a fully integrated product solution to their customers. Our management team has created a culture that is focused on providing our customers with high-quality service and technical support, which is reflected in our continuing ability to obtain new business and expand our current customer relationships.

Expand Our Relationships with Existing Customers Through Cross-Selling - Building on our broad product offering, we pursue cross-selling opportunities with our existing base of customers. We leverage our PCB capabilities to provide our customers with an integrated manufacturing solution that can range from fabrication of bare PCBs to final system assembly and testing. We intend to continue to leverage our customer relationships to expand sales to our existing customers.

Concentrate on High Value-Added Products and Services - We focus on providing electro-mechanical solutions to leading manufacturers of advanced electronics products that generally require custom designed, more complex products and short lead-time manufacturing services. These products are typically lower volume, higher margin products. We differentiate ourselves from many of our global competitors by not focusing on programs for high volume, low margin products such as cell phone handsets, personal computers or peripherals and low-end consumer electronics.

Focus on Operational Excellence - We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs. We continue to focus on opportunities to improve operating income, including: (1) continued implementation of lean manufacturing techniques, including Six Sigma initiatives; (2) efficient investment in new equipment and technologies and the upgrading of existing equipment; (3) streamlining of marketing and general and administrative overhead; and (4) continued improvement of our internal control over and centralization of certain aspects of our accounting and finance functions. Our management team is focused on maximizing our current asset base to improve our operational efficiency while also adapting to the needs of our customers and the market.

Markets and Customers

We provide products and services to more than 125 manufacturers of original equipment. We believe our position as a strategic supplier of printed circuit boards and electro-mechanical solutions fosters close relationships with our customers. These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers' wide range of needs.

The following table shows our net sales as a percentage by principal end-user markets we serve:

	Year Ended December 31,
Markets	2006	2005	2004
Automotive	32.9%	34.9%	33.2%
Telecommunications	32.0	27.4	32.2
Industrial & Instrumentation/ Medical/Consumer/Other	22.7	22.2	17.6
Computer/Datacommunications	12.4	15.5	17.0
Total Net Sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. For the years ended December 31, 2006, 2005 and 2004, sales to our 10 largest customers accounted for approximately 73.7%, 71.3% and 68.1% of our net sales, respectively.

In addition, the table below highlights individual end customers that account for more than ten percent of the Company’s consolidated net sales.

Customer	2006		2005	2004
Alcatel SA/Lucent Technologies, Inc. (a)	20.8%		18.5%	22.2%
Siemens AG	13.7		12.5	11.4
Bosch Group	10.1		11.0	10.3
Delphi Corporation	(b	)	11.2	12.4

(a)	Alcatel and Lucent merged during 2006. Amount represents sales to both the individual companies prior to the merger and the combined companies after the merger.
(b)	Represents less than ten percent of consolidated net sales.

Manufacturing Services

Our offering of manufacturing services includes the following:

Design and Prototyping Services - We provide comprehensive front-end engineering services, including custom enclosure design, circuit board layout and related design services leading to efficient manufacturing and delivery. We offer quick-turn prototyping, which is the rapid production of a new product sample. Our quick-turn prototype service allows us to provide small test quantities to our customers' product development groups. Our participation in product design and prototyping allows us to reduce our customers' manufacturing costs and their time-to-market and time-to-volume. These services enable us to strengthen our relationships with customers that require advanced engineering services. In addition, by working closely with customers throughout the development and manufacturing process, we often gain insight into their future product requirements.  Services are not billed separately, but instead included in the determination of the product sales price to be invoiced to the customer.

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

Backpanel Assembly - We provide backpanel assemblies, which are manufactured by mounting interconnect devices, integrated circuits and other electronic components on a bare backpanel. This process differs from that used to provide printed circuit board assemblies primarily because of the larger size of the backpanel and the more complex placement techniques that must be used with higher layer count printed circuit boards. We also perform functional and in-circuit testing on assembled backpanels.

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

Custom Metal Enclosure Fabrication - We specialize in the manufacture of custom-designed chassis and enclosures primarily used in the telecommunications, industrial and computer/datacommunications industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with reduced manufacturing costs and shortened time-to-market throughout a product's life cycle.

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

Packaging and Global Distribution - We offer our customers flexible, just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with our customers' inventory requirements. Increasingly, we ship products directly into customers' distribution channels or directly to the end-user.  Services are not billed separately, but instead included in the determination of the product sales price to be invoiced to the customer.

After-Sales Support - We offer a wide range of after-sales support services. These support services can be tailored to meet customer requirements, including field failure analysis, product upgrades, repair and engineering change management.  Services are not billed separately, but instead included in the determination of the product sales price to be invoiced to the customer.

Supply Chain Management - Effective management of the supply chain is critical to the success of customers as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory. Our global supply chain organization works with customers and suppliers to meet production requirements and procure materials. We utilize our enterprise resource planning systems to optimize inventory management.  Services are not billed separately, but instead included in the determination of the product sales price to be invoiced to the customer.

Sales and Marketing

We focus on developing close relationships with our customers at the earliest development and design phases of products, and we continue to develop our relationship with our customers throughout all stages of production. We identify, develop and market new technologies that benefit our customers and position us as a preferred product or service provider.

We market our products through our own sales and marketing organization and through relationships with independent sales representatives around the world. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of December 31, 2006, we employed approximately 141 sales and marketing employees, of which 51 are direct sales representatives strategically located throughout North America, Europe and Asia. Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standard technology printed circuit boards, backpanel assemblies, printed circuit board assemblies, custom enclosures and full systems that meet increasingly narrow tolerances and specifications demanded by our customers. Multi-layering, which involves placing multiple layers of electronic circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. Today, we are capable of efficiently producing commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch. We have the capability to produce printed circuit boards with up to 50+ layers and circuit track widths as narrow as three one-thousandths of an inch. The manufacturing of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between layers, called blind or buried vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

The manufacturing of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel; drilling holes and depositing copper or other conductive material to form the interlayer electrical connections; and cutting the panels to shape. Our advanced interconnect products require critical process steps, such as dry film imaging, optical aligned registration, photo-imageable soldermask, computer controlled drilling and routing, automated plating, and various surface finishes. Tight process controls are required throughout the manufacturing process to achieve critical electrical properties, such as controlled impedance. The manufacturing of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the larger size and thickness of the backpanel relative to other printed circuit boards and the increased number of holes for component mounting.

The manufacturing of printed circuit board assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to printed circuit boards. The manufacturing of backpanel assemblies involves attachment of electronic components, including printed circuit boards, integrated circuits and other components, to the backpanel, which is a large printed circuit board. We use surface mount, pin-through hole and press fit technologies in backpanel assembly. We also assemble higher-level sub-systems and full systems incorporating printed circuit boards and complex electro-mechanical components.

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

Quality Standards

Our quality systems are defect prevention based, customer focused and compliant to international standards. All of our facilities are compliant or certified to the ISO 9001:2000 standard that specifies requirements that focus on the effectiveness of the quality management system in meeting customer requirements. In addition to ISO 9001:2000, we have facilities that are certified to QS 9000, TL 9000 and TS 16949 standards based on customer segment requirements.

Our facilities and products are also compliant to industry and regulatory requirements including Bellcore and Underwriters Laboratories. These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials.

Supplier Relationships

We order materials and components based on purchase orders, forecasts and demand patterns of our customers and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders or specific customer contracts. We continue to work with our suppliers to develop just-in-time supply systems that reduce inventory carrying costs and contract globally, where appropriate, to leverage our purchasing volumes. We also select our suppliers and potential suppliers on the basis of quality, on-time delivery, costs, technical capability, and potential technical advancement.

Competition

Our industry is highly competitive, and we believe our markets are highly fragmented. We face competition from numerous local, regional and a number of large international providers of PCBs and electro-mechanical solutions. Our primary direct competitors are Compeq Manufacturing Co. Ltd., Flextronics Corporation, Gold Circuit Electronics Ltd., Kingboard Chemical Holdings Ltd., LG Corp., Merix Corporation, Nanya Technology Corp., Sanmina-SCI Corp. and TTM Technologies, Inc. Some of our primary competitors may be less highly-leveraged, may have greater access to financial or other resources or may have lower cost operations allowing them to be better able to withstand adverse market conditions. We believe that competition in the markets we serve is based on product quality, responsive customer service and support, and price, in part, because the cost of many of the products manufactured by us is usually low relative to the total cost of the equipment and because product reliability and prompt delivery are of greater importance to our customers.

International Operations

As of December 31, 2006, we had six manufacturing facilities located outside the United States, with sales offices throughout Europe and Asia. Our international operations produce products in China and Mexico that account for approximately 92.9% of our 2006 net sales. We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide. We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material affect on our results of operations, financial condition and cash flows.

Environmental

Some of our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air, ground and water, as well as the handling, storage, manufacturing and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health. We believe that we are in material compliance with applicable environmental laws and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. We have facilities that are certified to ISO 14001 standards for environmental quality compliance. Further, we are not a party to any current claim or proceeding and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us. Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt. However, there can be no assurance that any material environmental liability will not arise in the future such as due to a change in the law or the discovery of currently unknown conditions.

Employees

As of December 31, 2006, we had 16,144 employees. Of these employees, 14,199 were involved in manufacturing, 1,417 in engineering, 141 in sales and marketing, and 387 in accounting and administrative capacities. No employees were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and we believe we have good relations with our employees.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of printed circuit boards and electro-mechanical solutions. Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2.8 million, $2.3 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. We believe many of our processes related to the manufacturing of printed circuit boards are proprietary, including our ability to manufacture large perimeter, thick, high-layer count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees to protect our secrets and techniques. We own 107 patents (including pending patents), but believe that patents have not historically constituted a significant form of intellectual property rights in our industry. Our patents begin to expire in 4  years, with no patents expiring within the next two years. The expiration of any of these patents is not expected to have a material adverse effect on our ability to operate.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2006 was approximately $119.5 million, compared to $122.7 million at December 31, 2005. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Segments

On May 1, 2006, we completed the sale of our wire harness business, which is required to be accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have classified the results of operations of our wire harness business as discontinued operations for all periods presented. In connection with the disposal of the wire harness business, we have re-evaluated our operating segments based on the application of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, and we identified two segments: (i) Printed Circuit Boards and (ii) Assembly. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our notes to consolidated financial statements for further information regarding our segments.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of risks and uncertainties, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Although the risks described below are the risks that we believe are material, there also may be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later may prove to be material. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report and in our other filings with the SEC could have a material adverse effect on our business, operating results and financial condition. Actual results, therefore, may materially differ from anticipated results described in these forward-looking statements.

We have a history of losses and may not be profitable in the future.

We emerged from bankruptcy on January 31, 2003 and have a history of losses and cannot assure you that we will achieve profitability in the near future, or at all. We emerged from our chapter 11 bankruptcy reorganization on January 31, 2003, approximately four months after filing a voluntary petition for bankruptcy reorganization. Prior to our reorganization, we incurred net losses of $295.9 million in 2002, $587.0 million in 2001 and $136.0 million in 2000. After we emerged from bankruptcy, we incurred net losses from continuing operations of $179.6 million in 2003, $21.6 million in 2004, $107.0 million in 2005 and $18.2 million in 2006. If we cannot achieve profitability, the value of our enterprise may decline.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have negative consequences on our business in the future.

As of December 31, 2006, our total outstanding indebtedness is approximately $206.9 million, with an additional $76.0 million available under our revolving credit facility. Our net interest expense for the year ended December 31, 2006 was approximately $30.7 million. As of December 31, 2006, our total consolidated stockholder’s equity was $197.9 million.

This high level of debt could have negative consequences to us. For example, it could:

•
result in our inability to comply with the financial and other restrictive covenants in our credit facility, which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, which could in turn result in an event of default that, if not cured or waived, could have a material adverse effect on our operations;

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

Our operating results may vary significantly for a variety of reasons, including:

•	overall economic conditions in the electronics industry;

•	pricing pressures;

•	timing of orders from and shipments to major customers;

•	our capacity relative to the volume of orders;

•	expenditures in anticipation of future sales;

•	expenditures or write offs related to acquisitions;

•	start-up expenses relating to new manufacturing facilities; and

•	variations in product mix.

Our historical results of operations may not be indicative of the results to be expected for any future period as a result of unanticipated revenue shortfalls.

A significant portion of our net sales is based on transactions with our largest customers; if we lose any of these customers, our sales could decline significantly.

For the years ended December 31, 2006, 2005 and 2004, sales to our 10 largest customers accounted for approximately 73.7%, 71.3% and 68.1% of our net sales, respectively.

Although we cannot assure you that our principal customers will continue to purchase products from us at past levels, we expect a significant portion of our net sales will continue to be concentrated within a small number of customers. The loss of, or significant curtailment of purchases by, any of our principal customers could have a material adverse effect on our net sales.

A significant portion of our business is conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International manufacturing operations represent the majority of our business, and sales to foreign destinations represent a significant portion of our net sales. We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. Outside the Unites States, we operate manufacturing facilities in Mexico and China.

Our international manufacturing operations are subject to a number of potential risks in addition to the risks of our domestic operations. Such risks include, among others:

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

A significant portion of our business is conducted in foreign countries that have different and changing tax laws.

Certain of our Chinese subsidiaries have operated under tax holidays during the past years. These holidays allow a two-year tax exemption and a three-year 50% reduction in the tax rate. In addition, the Chinese government introduced new tax legislation that could result in increases to the corporate tax rates. The expiration of these tax holidays and new tax legislation could have an adverse effect on our results of operations, financial condition and cash flows.

We lease land for all of our owned and leased Chinese manufacturing facilities from the Chinese government under land use rights agreements that may be terminated by the Chinese government.

We lease from the Chinese government, through land use rights agreements, the land where our Chinese manufacturing facilities are located. Although we believe our relationship with the Chinese government is sound, if the Chinese government decided to terminate our land use rights agreements, our assets could become impaired and our ability to meet our customers’ orders could be impacted. This could have a material adverse effect on our results of operations, financial condition and cash flows.

There may be shortages of, or price fluctuations with respect to, raw materials which would cause us to curtail our manufacturing or incur higher than expected costs.

We purchase the raw materials we use in producing our products and providing our services and we may be required to bear the risk of raw material price fluctuations. In addition, shortages of raw materials such as laminates, a principal raw material used in our PCB operations, have occurred in the past and may occur in the future. Raw material or component shortages or price fluctuations such as these could have an adverse effect on our results of operations. In addition, if we experience a shortage of materials or components, we may not be able to produce our products for our customers in a timely fashion.

We are subject to currency fluctuations, which may affect our cost of goods sold and operating margins.

A significant portion of our costs, including payroll and rent, are denominated in foreign currencies. Changes in exchange rates between other currencies and the U.S. dollar will affect our cost of goods sold and operating margins and could have an adverse effect on our results of operations.

Oil prices may fluctuate, which would increase our cost to manufacture goods.

We generate a significant portion of our own energy in certain of our manufacturing facilities using diesel generators, and we will be required to bear the increased cost of generating energy if the cost of oil increases. Prices for diesel fuel have risen substantially over the past several years. Continued price increases for diesel fuel would increase our cost and could have an adverse effect on our results of operations.

The printed circuit board and electro-mechanical solutions industries are highly competitive, and we may not be able to compete effectively in all or any one of them.

The printed circuit board industry is highly competitive, with multiple global competitors and hundreds of regional and local manufacturers. The electro-mechanical solutions industry is also highly competitive, with competitors on the global, regional and local levels and relatively low barriers to entry. In both of these industries, we could experience increased future competition resulting in price reductions, reduced margins or loss of market share. Any of these could have an adverse effect on our operating results or financial condition. In addition, some of our principal competitors may be less highly-leveraged, may have greater access to financial or other resources, may have lower cost operations and may be better able to withstand adverse market conditions.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

For many of our customers, we do not have firm long-term purchase commitments, but rather conduct business on a purchase order basis. Customers may cancel their orders, reduce production quantities or delay production at any time for a number of reasons. Many of our customers have over the past several years experienced significant decreases in demand for their products and services. The uncertain economic conditions in several of the markets in which our customers operate have prompted some of our customers to cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers could:

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

A significant portion of our sales are to customers within the automotive industry. For the years ending December 31, 2006, 2005 and 2004, sales to customers in the automotive industry represented approximately 32.9%, 34.9% and 33.2% of our net sales, respectively. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have an adverse effect on our results of operations.

We rely on the cyclical telecommunications and networking industries. Accordingly, the economic downturn in these industries has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications and networking industries. For the years ending December 31, 2006, 2005 and 2004, sales to customers in the telecommunications and networking industries represented approximately 32.0%, 27.4% and 32.2% of our net sales, respectively. These industries are characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. These industries are heavily dependent on the end markets they serve and therefore can be affected by the demand patterns of those markets. If there were to be a weakness in these industries, it would likely have a material adverse effect on our operating results.

The electronics manufacturing services industry is subject to rapid technological change; our failure to respond timely or adequately to such changes may render our existing technology less competitive or obsolete, and our operating results may suffer.

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

Our credit facility and the indenture for our senior subordinated notes impose restrictions that may restrict our ability to operate our business.

Our credit facility and the indenture for our senior subordinated notes contain covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. Additionally, we are required by our credit facility to maintain certain financial ratios. A breach of any of these covenants could result in a default under the credit facility or the indenture, which could allow the lenders or the noteholders to declare all amounts outstanding under the credit facility or the indenture immediately due and payable. If we are unable to repay outstanding borrowings when due, the lenders will have the right to proceed against the collateral granted to them under the credit facility, including our capital stock. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the credit facility and the indenture.

We are controlled by affiliates of Hicks, Muse, Tate & Furst, Incorporated, whose interests may be different than ours or our sole shareholder.

Approximately 44.3% of the common stock of Viasystems Group, Inc. (Group), our parent company, is controlled by affiliates of Hicks, Muse, Tate & Furst, Incorporated (HMTF). In addition, a stockholders agreement among Viasystems Group, Inc., affiliates of HMTF and other existing holders of Group’s common stock provides that Group and those stockholders have agreed to take all actions necessary, including voting the shares held by those stockholders, to elect five designees of HMTF to Group’s Board of Directors. Our Board of Directors is comprised of the same members as Group’s Board of Directors. Accordingly, HMTF effectively controls the election of a majority of our Board of Directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, has significant influence over the direction of our management and policies. Using this influence, HMTF may take actions or make decisions that are not in the same interests of Group’s other stockholders. In addition, HMTF is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to distribute dividends to our sole stockholder, Group, is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our credit facility and the indenture governing our senior subordinated notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us.

We are subject to environmental laws and regulations that expose us to potential financial liability.

Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations, that govern, among other things, the discharge of hazardous materials into the air, ground and water as well as the handling, storage and disposal of, or exposure to, hazardous materials and occupational health and safety. Violations of these laws can lead to material liability, fines or penalties. Compliance with these environmental laws is a major consideration in the fabrication of printed circuit boards because metals and other hazardous materials are used in the manufacturing process. In addition, it is possible that in the future new or more stringent requirements could be imposed. Various federal, state, local and foreign laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of those wastes, may be subject to potential financial exposure for costs associated with the investigation and remediation of sites at which such hazardous waste has been disposed, if those sites become contaminated. Liability may be imposed without regard to legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.
As a U.S. corporation with international operations, we are subject to the Foreign Corrupt Practices Act. A determination that we violated this act may affect our business and operations adversely.

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

Pursuant to generally accepted accounting principles in the United States (U.S. GAAP), we are required to make periodic assessments of our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end-market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, such charges would reduce our consolidated net worth and our shareholder’s equity, increasing our debt-to-total-capitalization ratio.

We could be subject to litigation in the course of our operations that could adversely affect our operating results.

If we became the subject of legal proceedings, our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty. When appropriate and as required by U.S. GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid. Although claims have been rare in the past, because we are a manufacturer, we are subject to claims by our customers or end users of our products that we may have been negligent in our production or have infringed on intellectual property of another.

Degrading of our debt ratings would adversely affect us.

Certain degrading by Moody's and S&P of our debt securities could make it more difficult for us to obtain new financing.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

In addition to our executive offices in St. Louis, Missouri, as of December 31, 2006, we operate seven principal manufacturing and two principal distribution facilities, located in three different countries with a total area of approximately 4.4 million square feet. All of our foreign owned properties are pledged to secure our indebtedness under our credit facility. Our leased properties are leased for terms ranging from one to ten years. The leases for our Qingdao, China and Juarez, Mexico properties will expire within the next year. We anticipate that we will be able to renew those leases on terms that are not materially different than the current terms.

Listed below are the principal manufacturing facilities we operated as of December 31, 2006:

Location	Size (Appx. Sq. Ft.)	Type of Interest		Description of Primary Products
United States
Milwaukee, Wisconsin	305,000	Leased		Custom metal enclosure fabrication
Mexico
Juarez, Mexico	69,000	Leased		Backpanel assembly, printed circuit board assembly, and full system assembly and test
Asia
Guangzhou, China	2,250,000 106,000	Owned Leased	(a)	Printed circuit board and backpanel fabrication Printed circuit board and backpanel fabrication
Zhongshan, China	799,000	Owned	(a)	Printed circuit board fabrication
Shanghai, China	430,000	Owned	(a)	Backpanel assembly, printed circuit board assembly, custom metal enclosure fabrication, and full system assembly and test
Shenzhen, China	286,000	Leased		Printed circuit board assembly, custom metal enclosure fabrication and full system assembly and test
Qingdao, China	54,000	Leased		Full system assembly and test/cable assembly

(a)	Although these buildings are owned, we lease the land under land use rights from the Chinese government.

Listed below are the principal distribution facilities we operated as of December 31, 2006:

Location	Size (Appx. Sq. Ft.)	Type of Interest	Description of Primary Products
United States
El Paso, Texas	22,000	Leased	Electro-mechanical solutions, backpanel assemblies, full system assemblies and printed circuit board assemblies
Asia
Hong Kong	53,000	Owned	PCBs, backpanel assemblies, full system assemblies and printed circuit board assemblies

In addition to the facilities listed above, at December 31, 2006, we maintained several engineering, customer service, sales and marketing and other offices throughout North America, Europe and Asia, all of which are leased.

Item 3.	Legal Proceedings

We are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contract claims. We believe that any liability with respect to these proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our outstanding common stock is held by Group, and accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness. Although we do not maintain our own equity compensation plan, Group maintains an equity compensation plan for the benefit of our employees. See note 15 in the accompanying notes to consolidated financial statements for further information on Group’s equity compensation plan.

Item 6.	Selected Financial Data (US dollars in thousands)

The selected financial and other data below for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements.

You should read the selected historical consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this document.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Statements of Operations Data:
Net sales	$734,992	$652,821	$630,754	$517,624	$634,002

Operating expenses:
Cost of goods sold (1)	601,232	560,974	521,393	409,204	511,722
Selling, general and administrative (1)	56,325	66,047	65,127	52,939	77,609
Depreciation	45,422	44,234	41,622	58,660	65,848
Amortization	1,325	1,436	1,570	3,065	16,344
Restructuring and impairment (2)	(4,915)	27,662	1,013	66,199	52,470
Goodwill impairment (3)	-	-	-	22,697	36,710
Loss on dispositions of businesses and JV interests (4)	-	-	-	-	85,531
Operating income (loss)	35,603	(47,532)	29	(95,140)	(212,232)

Other expense (income):
Interest expense, net	30,715	40,760	37,818	29,740	81,994
Amortization of deferred financing costs	1,678	1,613	1,305	104	4,955
Loss on early extinguishment of debt (5)	1,498	-	-	1,517	-
Reorganization expenses (reversals) (6)	-	-	(9,776)	55,255	22,537
Other, net	1,406	13,110	(1,468)	7,647	(450)
Income (loss) before income taxes	306	(103,015)	(27,850)	(189,403)	(321,268)

Income tax provision (benefit)	18,514	3,953	(6,291)	(9,787)	(9,829)

Loss from continuing operations (7)	(18,208)	(106,968)	(21,559)	(179,616)	(311,439)

Income from discontinued operations, net (1) (7)	9,475	25,739	27,307	15,307	15,531
Gain on disposition of discontinued operations, net (7)	211,170	-	-	-	-

Net income (loss)	$202,437	$(81,229)	$5,748	$(164,309)	$(295,908)

Balance Sheet Data (at period end):
Cash and cash equivalents	$37,954	$35,923	$112,891	$62,676	$83,060
Working capital (8)	95,475	91,735	151,478	111,573	(383,521)
Total assets	625,890	715,676	750,409	694,335	777,530
Total debt, including current maturities	206,914	462,535	465,555	456,243	1,125,189
Stockholder's equity (deficit) (9)	197,868	(1,728)	56,534	2,480	(584,709)

(1)
In connection with our 2003 Chapter 11 reorganization, we terminated our 1997 and 2001 stock option plans and adopted our 2003 stock option plan. The options we have issued under the 2003 stock option plan have a fixed exercise price of $12.63 per share and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date, and one-third on the 36-month anniversary of the grant date. As a result of the termination of the 1997 and 2001 stock option plans and the adoption of the 2003 stock option plan, under provision of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, certain options issued under the 2003 stock option plan are treated as “variable” options. As a result we recorded non-cash compensation expense of $1,323 for the twelve months ended December 31, 2003. Effective January 1, 2004, we adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial

Accounting Stanrdards No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)). Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 was $1,400, $6,152 and $3,710, respectively. Stock compensation expense included in income from discontinued operations, net for the years ended December 31, 2006, 2005, 2004 and 2003 was $105, $641, $127 and $60, respectively.

(2)
Represents impairment losses related to the write-off of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as applicable.  In addition, due to an industry downturn, numerous restructuring charges were taken to downsize and close facilities. In 2006, restructuring and impairment includes realized gains of $5,463 related to property held for sale that was disposed of in 2006.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to consolidated financial statements.

(3)
The goodwill impairment recognized in 2002 is attributable to $13,400 of goodwill impairment recognized in our North American PCB reporting unit, $10,100 goodwill impairment recognition in our Asian EMS reporting unit and a $13,200 recognition of goodwill impairment in our North American EMS reporting unit. The goodwill impairment recognized in 2003 is attributable to $22,700 goodwill impairment recognition in our European PCB reporting unit.

(4)	During 2002, in connection with a continued economic downturn, we sold six businesses and finalized the dispositions of several closed facilities resulting in a loss of $85,531.

(5)
In 2006, in connection with the termination of our 2003 credit facility, we recorded a loss on early extinguishment of debt of $1,498. In 2003, in connection with the chapter 11 reorganization, we recorded a loss from debt forgiveness of $1,517 in respect to allowed senior subordinated note claims.

(6)
Reorganization expenses consisted primarily of professional and bank fees related to our chapter 11 reorganization including the issuance of a promissory note to the Secretary of State for Trade and Industry of the United Kingdom incurred in conjunction with the reorganization. In May 2004, this promissory note was discharged in full as a result of proceeds received by the Secretary of State for Trade and Industry of the United Kingdom from the liquidation of Viasystems Tyneside Limited, resulting in a gain of $9,776.

(7)	On May 1, 2006, we sold our wire harness business. All periods have been restated to reflect the wire harness business as a discontinued operation.

(8)
Working capital for the year ended December 31, 2002 includes $526,000 of long-term debt classified as current maturities in connection with the reorganization. Excluding this amount, working capital for the year ended December 31, 2002 would have been $142,500.

(9)
During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. As a result of the adoption of SAB No. 108, the Company recorded an $8,628 cumulative effect adjustment to accumluated deficit effective January 1, 2006.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (US dollars in thousands, except per share amounts)

You should read the following discussion of our financial condition and results of operations with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Part 1A - “Risk Factors” and disclosure in this Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission.  All numbers contained in this Management Discussion and Analysis are in thousands.

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (PCBs) and electro-mechanical solutions (EMS). The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, major household appliances, data networking equipment, telecommunications switching equipment and a variety of complex medical and technical instruments. We currently have seven manufacturing facilities, including six manufacturing sites in China and Mexico to take advantage of low cost, high quality manufacturing environments. In addition, in order to support our customers’ local needs, we have maintained engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel SA, Bosch Group, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Huawei Technologies Co Ltd., Lucent Technologies, Inc., Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc., and Whirlpool Corporation. We have good working relationships with industry leading contract manufacturers such as Celestica, Inc., Jabil Circuit, Inc. and Solectron Corporation, and we supply PCBs and EMS products to these customers as well.

Discontinued Operations

On May 1, 2006, we sold our wire harness business to Electrical Components International Holdings Company (ECI), a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320,000. Net cash proceeds reported in the accompanying consolidated statement of cash flows for the year ended December 31, 2006 of $307,927 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006, and iii) transaction costs of $6,655 paid in 2006 related to the disposal. One further contractual purchase price adjustment, which was accrued at the time of the disposal, is estimated to be approximately $2,000 and is expected to be settled and paid to the acquirer before May 1, 2007. In addition, we are obligated to indemnify ECI for certain other contingent liabilities, should they materialize, pursuant to the purchase and sale agreement between the Company and ECI.

In the accompanying consolidated statements of operations for the year ended December 31, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $211,170. The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $12,377.

We have classified the results of operations of our wire harness business as discontinued operations for all periods presented.

For the four months ended April 30, 2006 and the years ended December 31, 2005 and 2004, operating results for the discontinued operations are as follows:
	2006	2005	2004
Net sales	$102,358	$295,697	$270,609

Operating income	$11,322	$37,537	$40,456

Income before income taxes	$11,388	$37,751	$40,440
Income tax provision	1,913	12,012	13.133
Net income	$9,475	$25,739	$27,307

Results of Operations

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Net Sales. Net sales for the year ended December 31, 2006 were $734,992, representing an $82,171, or 12.6%, increase over net sales for the year ended December 31, 2005.

Net sales by end-user market for the years ended December 31, 2006 and 2005 were as follows:

End-User Market	2006	2005
Automotive	$241,487	$227,704
Telecommunications	234,896	178,598
Industrial & Instrumentation, Medical, Consumer,
and Other	167,487	145,287
Computer and Datacommunications	91,122	101,232
Total net sales	$734,992	$652,821

Net sales of products for ultimate use in the automotive market increased on sustained demand by our European-based customers serving the global automotive market. Net sales of products for end use in the telecommunications market recovered from a decline experienced during 2005. Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets increased as a result of our continued efforts to diversify our production to serve a broad base of end markets. Net sales of products used by customers in the computer and datacommunications market declined in part as a result of closure of our former sites in Europe and Canada, from which we served certain customers in this end-user market, and in part as a choice by our Printed Circuit Boards segment to reallocate capacity to higher value products.

Net sales by business segment for the years ended December 31, 2006 and 2005 were as follows:

Segment	2006	2005
Printed Circuit Boards	$507,191	$419,785
Assembly	245,261	205,071
Other	623	38,606
Eliminations	(18,083)	(10,641)
Total net sales	$734,992	$652,821

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2006 increased by $87,406, or 20.8%, to $507,191. Four principal factors, including volume, selling price, product mix and currency changes, can affect PCB sales growth or decline from one period to the next. In 2006 compared to 2005, the entire growth in our Printed Circuit Boards segment related to an improved product mix together with increased selling prices.

Printed Circuit Boards segment sales mix is affected by several factors, including layer count, hole density, line and space density, materials content, order size and other factors. For example, incremental layer content generally results in a higher selling price for an equivalent finished product outer surface square footage. In 2006 compared to 2005, the volume of our PCB products with greater than 12 layers increased by more than 50%, while the volume of our single-layer and 2-layer PCB products decreased by approximately 15%. We estimate that product mix changes had a net favorable impact in 2006 compared to 2005 and represented approximately 84% of the growth in our Printed Circuit Boards segment. Factors contributing to the mix improvement were strong demand from existing and new customers, transfers of customer programs and intersegment programs from our former European and Canadian manufacturing sites for which net sales prior to closure are presented in other segment sales, and an approximate 17% increase in inner-layer production capacity available during 2006 compared to 2005. The inner-layer capacity increase, which allows us to produce greater quantities of high-layer-count products, is due in part to investment in new equipment and in part to the transfer of equipment from our former European and Canadian sites.

Like most electronic components, Printed Circuit Boards segment product prices historically have declined in sequential periods as a result of competitive pressures and manufacturing cost efficiencies. However, during 2006 we were successful in implementing broad-based PCB product price increases to compensate for unusually high increases in the costs of our commodity materials, including petroleum, copper and other precious metals. We estimate that the favorable impact of price increases resulted in the remaining approximate 16% of the overall growth in our Printed Circuit Boards segment in 2006 versus 2005.

Finished PCB volume, measured as total square feet of PCB surface area, however, declined by approximately 2% in 2006 compared to 2005, and our capacity to finish outer surfaces of products remained unchanged between years. The effects of changing currencies added less than 1% to sales in 2006 compared to 2005, as less than 10% of our Printed Circuit Boards segment sales are denominated in currencies other than the U.S. dollar.

Assembly segment net sales grew by $40,190, or 19.6%, to $245,261 net sales for the year ended December 31, 2006. Our Assembly segment net sales consist primarily of sub-assembly, full integration and test service values added to a composite of dissimilar component materials costs, such that per unit data are not useful measures of volume changes. Component costs represent a significant portion of our final product sales values, and we use the value of the components we purchase (referred to as materials spend) as our primary indicator of business volume in this segment. Materials spend grew by approximately 16% in 2006 over 2005, indicating that approximately 80% of our year-over year growth resulted from increased production volume. Changing currencies also added approximately 1% to our 2006 net sales compared to 2005. The remaining approximate 19% of our growth is the result of product mix change. The volume growth and favorable mix was driven by strong demand from select customers in our telecommunications and industrial & instrumentation, medical, consumer and other end markets.

Increases in net sales by our Printed Circuit Boards segment and Assembly segment were partially offset by a $37,983 decrease in sales from former manufacturing facilities in Europe and Canada in which operations have ceased.

Cost of Goods Sold. Cost of goods sold exclusive of items shown separately in the consolidated statements of operations for the year ended December 31, 2006, was $601,232, or 81.8% of net sales. This represents a 4.1 percentage point improvement from the 85.9% of consolidated net sales achieved during 2005. Approximately $50,000 of cost of goods sold during the year ended December 31, 2005 were incurred by our former operations in Europe and Canada, and elimination of costs in those operations represents the principal reason for our improved consolidated costs as a percentage of sales.

In our Printed Circuit Boards segment, the cost of direct materials represents approximately 60% of our cost of sales. Quantities of materials and supplies used to support our sales mix improvement are the most significant causes of increased cost of good sold in this segment. However, materials, labor and overhead costs in the segment have also been impacted by adverse trends in market rates for global commodities and currency exchange.

Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the primary materials in our products, has also increased substantially year-over-year in line with global copper trading price increases. Diesel fuel, which we use to generate electricity for our largest PCB manufacturing site in China, is subject to global oil price trends and is further impacted by local government price control. Beginning in November 2006, we have reduced our dependence on diesel fuel by obtaining up to sixty percent of our electricity needs from local electricity suppliers that use coal-based systems to generate the electricity.

In addition, employment cost trends in China adversely impacted our Printed Circuit Boards segment costs during the year ended December 31, 2006 compared to 2005. These trends included minimum wage increases and social benefit cost increases, further impacted by an average approximate 3% strengthening of the Chinese RMB versus the US Dollar. Despite these cost increases, wages and local operating costs in China remain among the most competitive in the world.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in net sales for the segment drive similar trends in cost of goods sold, and for the year ended December 31, 2006, cost of sales increased proportionally as net sales grew in comparison to the same period last year.

Selling, General and Administrative Costs. Selling, general and administrative costs were $56,325, or 7.7% of net sales for the year ended December 31, 2006 and decreased by $9,722 compared to the year ended December 31, 2005. The decrease resulted in part (approximately $4,900) from the closure of our facilities in Europe and Canada, and in part ($4,520) from reduced costs related to stock-based compensation. The balance of the reduction resulted from focused cost containment efforts. Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment. These common costs are allocated to our Printed Circuit Boards segment and Assembly segment based on each segment’s percentage of total net sales.

Depreciation. Depreciation expense for the year ended December 31, 2006 was $45,422, including $39,218 related to our Printed Circuit Boards segment and $6,204 related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by $4,181 compared to the year ended December 31, 2005 as a result of the transfer of equipment from closed operations in Europe and Canada and investment in new equipment.

Depreciation expense in our Assembly segment for the year ended December 31, 2006 increased by $1,099 compared to the prior year primarily as a result of manufacturing capacity added to support growing demand in the segment. Offsetting the increases in Printed Circuit Boards and Assembly segment, depreciation expense decreased by approximately $4,000 related directly to our closed operations in Europe and Canada.

Restructuring and Impairment. We reported net restructuring and impairment income of $4,915 for the year ended December 31, 2006 compared to net expenses in 2005 of $(27,622). The primary components of restructuring and impairment income and expenses for the years ended December 31, 2006 and 2005 are as follows:

Restructuring Activity	2006	2005
Gains on sales of properties held for sale	$5,463	$—
Personnel and severance reversals (expenses)	1,423	(23,106)
Lease and other contractual commitment expenses	(1,533)	(2,733)
Asset impairments	(438)	(1,823)
Total income (expense), net	$4,915	$(27,662)

Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products. We closed our PCB fabrication facilities in the Netherlands and in Canada in June and July 2005, respectively, and those closures resulted in substantial charges during the year ended December 31, 2005 related to employee termination payments, cancellation of long-term contracts, and impairments of carrying values of long-lived assets. Some of the products previously manufactured in those facilities are now produced in China in our Printed Circuit Boards segment where we have been able to satisfy the cost requirements of our customers.

During the year ended December 31, 2006, we recognized net gains on sales of previously closed properties in the United States (Richmond, Virginia), in the Netherlands and in Canada, and we reported the net gains as a reduction of restructuring and impairment expenses. In addition, we negotiated early payment of certain employment obligations in exchange for a discount of the total obligation, resulting in reversal of previously recognized severance expenses. Lease and other contractual commitment expenses during the year ended December 31, 2006 represent expenses incurred to maintain and insure the properties prior to disposal.

Operating Income (Loss). Operating income of $35,603 for the year ended December 31, 2006 represents an increase of $83,135 compared to an operating loss of $(47,532) during the year ended December 31, 2005. The primary sources of operating income or loss for the years ended December 31, 2006 and 2005 are as follows:

Source	2006	2005
Printed Circuit Boards segment	$23,439	$1,401
Assembly segment	6,876	(185)
Europe and Canada operations	373	(21,086)
Restructuring activities	4,915	(27,662)
Operating income (loss)	$35,603	$(47,532)

Operating income of our Printed Circuit Boards segment increased by $22,038 to $23,439 for the year ended December 31, 2006 compared to $1,401 operating income for the year ended December 31, 2005. The improvement is primarily the result of improved product mix and volume growth, combined with reduced administrative costs. However, the improvements were partially offset by increased materials, labor, depreciation and currency costs.

Operating income of our Assembly segment increased by $7,061 to $6,876 for the year ended December 31, 2006 compared to an operating loss of $(185) in 2005. The improvement is primarily the result of volume growth combined with reduced administrative costs, offset by increased labor, depreciation and currency costs.

Operating results in 2006 related to closed operations in Europe and Canada and restructuring activities are not expected to recur. These results combined to improve operating income for the year ended December 31, 2006 by $54,036 over 2005.

Interest. Interest expense, net of interest income, for the year ended December 31, 2006, was $30,715, compared to $40,760 in 2005. Interest earned in both periods was immaterial. Interest expense related to our 10.5% Senior Subordinated Notes due in 2001 was $21,000 in 2006 and 2005, as the $200,000 principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003. Interest expense incurred on term loan and revolver borrowings under our 2003 Credit Agreement and on revolver borrowings under our 2006 Credit Agreement vary from period to period based on the outstanding principal balances and floating interest rates. We extinguished our term loan facility of approximately $262,000 under the 2003 Credit Agreement in May 2006 by applying the proceeds from the sale of our wire harness business. Interest expense on capital leases increased to approximately $500 for the year ended December 31, 2006 due to the addition of a capital lease of equipment initiated in January 2006 in our Printed Circuit Boards segment.

Loss on Early Extinguishment of Debt. Fees paid at the inception of the 2003 Credit Agreement were deferred and had been amortized during the life of the facility. Our $1,498 loss on early extinguishment of debt during the year ended December 31, 2006 represents the write-off of unamortized deferred financing costs together with bank fees and professional fees incurred in connection with termination of the 2003 Credit Agreement.

Other Expense. Other expenses for the year ended December 31, 2005 included a non-recurring charge of $10,932 as a result of reversal of cumulative translation adjustments required in connection with our liquidation of foreign investments in Canada and Europe.

Income Taxes. Income tax expense of $18,514 and $3,953, respectively, for the years ended December 31, 2006 and 2005 exclude i) income taxes related to our discontinued wire harness operations, and ii) income taxes on the gain on sale of our wire harness operations. Our income tax provision relates primarily to our profitable operations in China and Hong Kong. Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we did not recognize income tax benefits related to our substantial interest expense, among other expenses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales. Net sales for the year ended December 31, 2005 were $652,821, representing a $22,067, or 3.5%, increase over net sales for the year ended December 31, 2004.

Net sales by end-user market for the years ended December 31, 2005 and 2004 were as follows:

End-User Market	2005	2004
Automotive	$227,704	$209,471
Telecommunications	178,598	202,959
Industrial & Instrumentation, Medical, Consumer,
and Other	145,287	111,168
Computer and Datacommunications	101,232	107,156
Total net sales	$652,821	$630,754

Net sales of products for end use in the automotive market grew during the year ended December 31, 2005 compared to 2004 based on sustained demand by global automotive producers. Net sales of products ultimately used in the telecommunications market declined from 2004 to 2005 as a result of global delays of new generation mobile telephone technology implementation. Net sales of products used in the industrial & instrumentation, medical, consumer and other markets increased as a result of our continued efforts to diversify our production to serve a broad base of end markets. Net sales of products for end use by customers in the computer and datacommunications market declined primarily as a result of our mid-year 2005 closure of our former sites in Europe and Canada, from which we served certain customers in this end-user market.

Net sales by business segment for the years ended December 31, 2005 and 2004 were as follows:

Segment	2005	2004
Printed Circuit Boards	$419,785	$344,694
Assembly	205,071	210,379
Other	38,606	87,378
Eliminations	(10,641)	(11,697)
Total net sales	$652,821	$630,754

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2005 increased by $75,091, or 21.8%, to $419,785. The increase resulted from increased demand from certain existing customers, our migration of business from western world manufacturing sites and the installation of additional capacity. An approximate 10% increase in volume of finished product complemented a favorable mix of product sales to account for the increase from 2004 to 2005.

Assembly segment net sales declined by $(5,308), or 2.5%, to $205,071 for the year ended December 31, 2005 due to reduced volume requirements of certain customers, predominantly in the telecommunications end-user market. An increase in sales by our Printed Circuit Boards segment was further partially offset by a $(48,772) decrease in net sales from former manufacturing facilities in Europe and Canada in which operations have ceased. Final product shipments from closed sites were made early in the third quarter of 2005.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2005 was $560,974, or 85.9% of net sales, compared to $521,393, or 82.7% of net sales for the year ended December 31, 2004. Approximately $50,000 and $95,000 cost of goods sold during 2005 and 2004, respectively, related to sales from our former operations in Europe and Canada, which are reported as other segment sales. As a percent of net sales, direct and indirect labor costs decreased by approximately 0.8% for the year ended December 31, 2005, compared to 2004, in large part as a result of our transfer of production from western world sites to our lower cost sites in China. However, our labor cost savings were more than offset by net increases in direct and indirect materials costs as a percentage of net sales of approximately 3.0% for the year ended December 31, 2005 compared to 2004. The change in materials costs as a percent of net sales related primarily (approximately 2.4%) to commodity costs for petroleum products and metals used in our manufacturing processes, and in part (approximately 0.6%) to increased scrap experience and materials losses resulting from our site closures and production transfers during 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 increased by $920 from $65,127 for the year ended December 31, 2004, to $66,047. As a percent of sales, these costs decreased by 0.2%. The dollar increase was primarily due to inflation, Sarbanes-Oxley Section 404 preparation costs and other costs.

Depreciation. Depreciation for the year ended December 31, 2005 was $44,234, including $35,035 related to our Printed Circuit Boards segment and $5,104 related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by $7,403 compared to 2004 as a result of additional capital investment in property, plant and equipment in our facilities over recent periods. Depreciation expense in our Assembly segment increased by $311, reflecting the limited need for investment on lower sales volume. Depreciation expense in our former facilities in Europe and Canada decreased by approximately $5,000 from 2004 to 2005, primarily as a result of closure of the sites in mid-2005.

Restructuring and Impairment. Restructuring and impairment expenses totaled $27,662 for the year ended December 31, 2005 as a result of the closure of former PCB manufacturing facilities in Europe and Canada. For a more detailed analysis of these activities, see Note 12 in the accompanying notes to the consolidated financial statements.

Operating Income (Loss). Our operating loss of $(47,532) for the year ended December 31, 2005 represents a substantial decline from the operating income of $29 during the year ended December 31, 2004. The primary sources of operating income or (loss) for the years ended December 31, 2005 and 2004 are as follows:

Source	2005	2004
Printed Circuit Boards segment	$1,401	$21,766
Assembly segment	(185)	4,380
Europe and Canada operations	(21,086)	(25,104)
Restructuring activities	(27,662)	(1,013)
Operating income (loss)	$(47,532)	$29

Operating income of our Printed Circuit Boards segment was $1,401 for the year ended December 31, 2005 compared to $21,766 operating income for the year ended December 31, 2004. The decline is primarily the result of aincreased materials costs together with interruption of the operations introduced by higher technology requirements of multiple customer product programs transferred from other segment sites closed during the year.

Operating loss of our Assembly segment was $(185) for the year ended December 31, 2005 compared to operating income of $4,380 in 2004. The decline is primarily the result of a loss of volume related to reduced demand from certain telecommunications customers.

Operating results in 2005 related to closed operations in Europe and Canada and to restructuring activities are not expected to recur. The substantial restructuring activities undertaken in 2005 combined with the operating results in these high-cost regions served to deteriorate the operating income for the year ended December 31, 2005 by $22,631 compared to 2004.

Interest. Interest expense increased $2,942, from $37,818 for the year ended December 31, 2004, to $40,760 for the year ended December 31, 2005. The increase is due to the full year effect of the additional debt associated with the third amendment to the 2003 Credit Agreement and increased interest rates over the year ended December 31, 2004.

Other Expense. Other expense for the year ended December 31, 2005 includes $10,932 of a non-recurring net translation adjustment transferred as a result of the reversal of cumulative translation adjustments required in connection with the liquidation of foreign investments (from the closure of the Montreal, Canada and Echt, the Netherlands printed circuit board operations) together with other recurring foreign currency effects and other non-operating expenses and income.

Income Taxes. Income tax expense of $3,953 and $(6,291), respectively for the years ended December 31, 2005 and 2004 exclude income taxes related to our discontinued wire harness operations. Our income tax provision relates primarily to profitable operations in China and Hong Kong, for which tax incentive periods have begun to expire. Because of the substantial net operating loss carryforwards previously existing in our U.S. and other taxing jurisdictions, we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Cash Flow

Net cash used in operating activities was $(1,838) for the year ended December 31, 2006, compared to net cash provided by operating activities of $11,646 for the year ended December 31, 2005 and $65,917 for the year ended December 31, 2004. The change in operating cash flow from 2005 to 2006 was primarily a result of working capital required to support the growth in our Printed Circuit Boards and Assembly segments. The change in operating cash flows from 2004 to 2005 was primarily due to the increase in restructuring and impairment charges from the closure of our Canadian and European printed circuit board operations and the increases in material costs, energy costs and shipping costs. All periods include the results of operating cash flows of our former wire harness business through the time of disposal of that business on May 1, 2006.

Net cash provided by investing activities was $273,818 for the year ended December 31, 2006, compared to net cash used in investing activities of $(85,022) for the year ended December 31, 2005 and $(71,933) for the year ended December 31, 2004. The 2006 increase was due to the cash inflows from disposals of i) our former wire harness business for net proceeds of $307,927, and ii) properties held for sale following previous site closures for net proceeds of $21,809 (see Note 5 in the accompanying consolidated financial statements).

Capital expenditures in the results of investing cash flows include $47,632, $78,731 and $49,495, related to our Printed Circuit Boards segment during the years ended December 31, 2006, 2005 and 2004, respectively. Continued growth our Printed Circuit Boards segment and advances in technological requirements to meet customer needs are the primary drivers of our investments in property and equipment in that segment. Capital expenditures related to our Assembly segment in each of 2006, 2005 and 2004 were $5,567, $6,883 and $3,035, respectively. We have no plans that would materially change the trends of capital expenditures in the Printed Circuit Boards and Assembly segments. Non-recurring cash outflows of investing activities during the years ended December 31, 2006, 2005 and 2004 also include capital expenditures related to i) our former operations in Europe and Canada of $0, $(8,274) (i.e., net transfers of equipment to other segments) and $10,509, respectively, and ii) our former wire harness business of $3,039, $7,124 and $8,234, respectively.

Net cash used by financing activities was $(270,546) for the year ended December 31, 2006, including the extinguishment of $(262,350) of our 2003 Credit Agreement paid primarily from the net proceeds of the disposal of our wire harness business. Cash used by financing activities in 2006 also include $(3,331) of costs incurred in connection with the establishment of our 2006 Credit Agreement, plus scheduled principal payments on capital lease obligations. Net cash used by financing activities was $(3,245) for the year ended December 31, 2005 which includes $(2,971) for scheduled maturities of our 2003 Credit Agreement together with fees paid in connection with a 2005 amendment to that agreement. Net cash provided by financing activities of $56,404 for the year ended December 31, 2004 related principally to equity proceeds from the sale of additional shares of Group’s common stock that was contributed to us and additional proceeds from amending the 2003 Credit Agreement.

Financing Arrangements

In August 2006, we entered into a credit facility with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together, UBS) binding UBS to provide us a minimum of $80,000 and up to $125,000 in revolving and term loans under a four-year, senior secured credit facility (the 2006 Credit Agreement). UBS as administrative agent of the facility has syndicated the minimum $80,000 to date, and the entire facility is structured as a revolving credit facility through February 2008, at which time $20,000 of the facility converts to a term loan with principal amortization scheduled over the remaining life of the facility. Substantially all of our non-U.S. assets serve as security for the new facility. We had no borrowings under the 2006 Credit Agreement at December 31, 2006, and we have made no borrowings under that facility to date in 2007, though $4,050 letters of credit remain outstanding, reducing total available for revolving loans.

In December 2003, we completed an offering of $200,000 of 10.5% Senior Subordinated Notes due 2011. The proceeds from this offering were used to repay a portion of original term loan borrowings under our then existing senior credit facility (the 2003 Credit Agreement). The entire original principal balance of the notes remained outstanding at December 31, 2006.

In October 2004, we amended our 2003 Credit Agreement to provide for a new $265,000 term loan facility, the proceeds of which were used to extinguish the net remaining balance then outstanding under the original term. Group acted as guarantor for the new term loan facility. On April 22, 2005, we executed a fourth amendment of our 2003 Credit Agreement. This amendment, among other items, amended certain covenant limitations on restructuring activities. In May 2006 we extinguished the remaining term loan balance under the 2003 Credit Agreement using the net proceeds from the sale of our wire harness business, and in August 2006 we terminated the remaining revolving credit portion of the 2003 Credit Agreement with cash available from continuing operations.

In October 2004, Group completed a Rights Offering whereby Group sold 5,555,555 shares of common stock at $9.00 per share to then current holders of Group’s common stock. The net share issuance proceeds of $47,069, (together with an additional $1,847 cash from other holding company activities of Group), were contributed as an increase to our paid-in capital. We used the proceeds from this contribution for general working capital purposes and in the expansion of our Printed Circuit Boards segment operations.

In conjunction with the Company’s plan of reorganization approved by the Bankruptcy Court, a £12 million (approximately $18,000) loan guaranteed by the Company was cancelled and in exchange the Department of Trade and Industry (the DTI) received a note (the DTI Note) in an amount equal to £9 million with interest payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008, and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter and principal payments from December 31, 2008 through December 31, 2010. In May 2004, the DTI Note was discharged in full as a result of proceeds received by the DTI from the liquidation of Viasystems Tyneside Limited, resulting in a gain of $9,789.

Liquidity

We had cash and cash equivalents at December 31, 2006 and 2005 of $37,954 and $35,923, respectively. At December 31, 2006, we had open letters of credit issued in the amount of $4,050, and $0 outstanding borrowings under our $80,000 revolving credit facility of our 2006 Credit Agreement, resulting in available credit of $75,950.

We anticipate making capital expenditures of approximately $66,500 during 2007. We believe that cash flow from operations, available cash on hand and the cash available from the revolving credit facility of our 2006 Credit Agreement will be sufficient to fund our capital expenditures and other currently anticipated cash needs, including our semi-annual $10,500 interest payments on our senior subordinated notes.

Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility and our ability to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

Off Balance Sheet Arrangements

None

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2006 was approximately $119,500, compared to $122,700 at December 31, 2005. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Related Party Transactions

Monitoring and Oversight Agreement

We entered into a ten-year monitoring and oversight agreement with an affiliate of HMTF, effective as of January 31, 2003. Under the monitoring and oversight agreement, we are required to pay HMTF an annual fee, payable quarterly, for oversight and monitoring services equal to the lesser of (i) 2% of our consolidated adjusted EBITDA for such year and (ii) $1,500. The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HMTF may elect to defer the payment of their fees, in which case these amounts will become due and payable at such time as HMTF elects to require the payment of these obligations. The monitoring and oversight agreement makes available the resources of HMTF concerning a variety of financial and operational matters. These services have been provided not only by Mr. Furst and Mr. Herring, outside the scope of their duties as our directors, but also from numerous other principals and employees of HMTF. Mr. Furst and Mr. Herring are each principals of HMTF. HMTF has performed various monitoring and oversight services, including providing input in management’s establishment of our financial and strategic acquisition plans. HMTF monitors the viability and implementation of our strategic plan through actions such as review of monthly financial data, management briefings and facility visits. HMTF is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement. In addition, we have agreed to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by HMTF under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF. The consolidated statements of operations include expenses of $1,500, $1,500 and $1,500 for the years ended December 31, 2006, 2005 and 2004, respectively, related to the monitoring and oversight agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions and the differences may be material. Significant accounting policies, estimates and judgments that management believes are the most critical to aid in fully understanding and evaluating the reported financial results are discussed below.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms and the above criteria are satisfied. All services are performed prior to invoicing customers for any products manufactured by us. We monitor and track product returns, which have historically been within our expectations and the provisions established. Reserves for product returns are recorded based on historical trend rates at the time of sale. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances represent customer trade receivables generated from our operations. We evaluate collectibility of accounts receivable based on a specific case-by-case analysis of larger accounts and based on historical experience and past due status of the entire accounts receivable balance. Based on this evaluation, we make adjustments to the allowance for doubtful accounts for expected losses. We also perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness. While credit losses have historically been within our expectations and the provisions established, actual bad debt write-offs may differ from our estimates, resulting in higher or lower charges in the future for our allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock and providing valuation allowances as necessary. Should we not achieve our expectations of the net realizable value of our inventory, future losses may occur.

Long-Lived Assets, Including Goodwill

We conduct impairment reviews of long-lived assets including goodwill. Such reviews require us to make estimates of future cash flows and fair values. Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our product, and costs. In addition, our determination of whether or not an impairment exists requires us to make certain assumptions and estimates in determining fair value of the reporting unit. While significant judgment is required, we believe that our assumptions and estimates are reasonable. However, should our assumptions change in the future, our fair value models could result in lower fair values for long-lived assets and goodwill, which could materially affect the value of property, plant and equipment and goodwill and results of operations.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe will more likely than not be realized. While we have considered future taxable income and ongoing prudent, feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Similarly, should we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. A significant portion of our expenses and some of our sales are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results of operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adoption of this standard.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB No. 108),“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We adopted SAB No. 108 in the fourth quarter of 2006.

The transition provisions of SAB No. 108 permit us to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB No. 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.

In 2006, we identified certain errors in previously reported financial statements, which were evaluated under the criteria of SAB No. 108. The following describes the nature and amount of the errors:

•	The liability related to an office lease that was abandoned in connection with a 2002 restructuring was understated by $4,139 due to an error in determining the noncancelable lease term.
•
Certain fixed assets that were transferred to a manufacturing plant in China in connection with the 2001 and 2005 restructurings in the United States, Canada and Europe were impaired at the date of the restructuring. The total amount of the write-off as of January 1, 2006, was $2,205.

•
We, through an accounting oversight, had not previously recognized a liability for certain lifetime medical benefits that were granted in prior years to certain current and former employees. The actuarially determined liability as of January 1, 2006, that has built up over the previous five years, was $1,124.

•
We, through an accounting oversight, had not previously recognized a liability for vacation earned but not taken by certain employees. As of January 1, 2006, the liability equated to $1,160 (net of a tax benefit of $112), which has accumulated since our inception in 1997.

The following table summarizes the items and amounts, net of tax where applicable, of the cumulative effect adjustment resulting in the increase to accumulated deficit.

Nature of Adjustment	Amount
Lease termination	$4,139
Impaired long-lived assets	2,205
Lifetime medical benefits	1,124
Accrued vacation	1,160
$8,628

These amounts have been evaluated on a qualitative and quantitative basis both individually, and in the aggregate, and were not deemed material to any prior years under the income statement approach.  However, in connection with the adoption of SAB No. 108, we have corrected these errors because these amounts have been deemed material using the balance sheet approach. Accordingly, the Company recognized a cumulative effect adjustment to accumulated deficit as of January 1, 2006, totaling $8,628 (net of a tax benefit of $112).

During the second quarter of 2006, we recorded an adjustment of $1,308 to establish a liability for the lifetime medical and a portion of the vacation benefits. Subsequently, SAB No. 108 was issued in September 2006 and adopted in the fourth quarter of 2006 with retroactive impact to January 1, 2006. Consequently, the results of operations for the second quarter were adjusted to reflect the adoption of SAB No. 108 and the reversal of these items, as we consider these misstatements immaterial to the interim financial results. The impact on the results of operations for the second quarter was an increase to net income of $1,308.

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2006:

Contractual Obligations	Less Than 1 year	1 - 3 years	4 - 5 years	More Than 5 years	Total

Senior subordinated notes	$-	$-	$200,000	$-	$200,000
Interest on senior subordinated notes	21,000	42,000	31,500	-	94,500
Capital lease payments	1,413	4,602	2,403	920	9,338
Operating leases	4,489	5,906	2,929	2,041	15,365
Restructuring payments	1,274	1,816	1,787	3,907	8,784
Management fees (a)	1,766	540	541	11,641	14,488
Disposition agreements	3,703	-	-	547	4,250
Deferred compensation	66	137	141	2,088	2,432
Capital expenditures	2,982	-	-	-	2,982
Purchase orders	39,828	-	-	-	39,828
Total	$76,521	$55,001	$239,301	$21,144	$391,967

(a)  Includes a management fee of $1,500 owed to HMTF in 2007 in connection with the monitoring and oversight agreement. The agreement requires an annual fee equal to the lesser of $1,500 or 2% of consolidated adjusted EBITDA, which has been excluded for all periods subsequent to 2007. The agreement expires January 2013.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2006, none of our long-term debt bore interest at variable rates. However, we may have variable rate long-term debt in the future. Accordingly, our earnings and cash flow could be affected by changes in interest rates in the future.

Foreign Currency Risk

We conduct our business in various regions of the world and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, principally the Chinese RMB, Hong Kong dollar, Canadian dollar and Euro. A significant portion of our expenses and some of our sales are in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations in Chinese RMB. We do not engage in hedging transactions for speculative investment reasons. Our hedging transactions historically have not been material, and gains or losses from these transactions have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. Based on December 31, 2006 exchange rates, an increase or decrease in foreign exchange rates of 10% (ignoring the effects of hedging) would result in an increase or decrease, respectively, in our operating expenses of approximately $15.5 million per year.

Commodity Price Risk

We purchase several tons of oil to generate our energy in certain of our manufacturing facilities using diesel generators, and we will be required to bear the increased cost of generating energy if the cost of oil increases. In addition, the materials we purchase to manufacture printed circuit boards contain copper, gold, silver and tin. To the extent the prices for such metals increase, our cost to manufacture printed circuit boards will increase. Prices for copper, gold, silver, tin and oil have risen substantially over the past several years. Continued price increases for such commodities would increase our cost and could have an adverse effect on our results of operations.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Viasystems, Inc. and Subsidiaries
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	33
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets as of December 31, 2006 and 2005	35
Consolidated Statements of Operations for the years ended	36
December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive
Income (Loss) for the years ended	37
December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended	38
December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements	39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Viasystems, Inc.

We have audited the accompanying consolidated balance sheet of Viasystems, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of share-based compensation awards. Also, as discussed in Note 1 to the consolidated financial statements, in the fourth quarter of 2006 the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative effect adjustment to opening accumulated deficit effective January 1, 2006, for the correction of prior period errors in recording lease termination expense, asset impairment expense, vacation expense, and lifetime medical benefit expense.

/s/ Ernst & Young LLP
St. Louis, Missouri
March 30, 2007

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Viasystems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Viasystems, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 2006, except for the effect
      of discontinued operations discussed in
      Note 2, as to which the date is March 30, 2007

VIASYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$37,954	$35,923
Restricted cash	1,000	-
Accounts receivable, net	131,495	113,082
Inventories	85,185	74,579
Prepaid expenses and other	15,805	15,835
Property held for sale	-	16,583
Current assets of discontinued operations	-	68,766
Total current assets	271,439	324,768

Property, plant and equipment, net	257,652	234,377
Goodwill	79,485	79,689
Intangible assets, net	7,918	8,836
Deferred financing costs, net	8,044	7,699
Other assets	1,352	8,481
Non-current assets of discontinued operations	-	51,826
Total assets	$625,890	$715,676

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$722	$2,828
Accounts payable	115,110	128,361
Accrued and other liabilities	56,985	56,115
Income taxes payable	3,147	254
Deferred income taxes	-	4,311
Current liabilities of discontinued operations	-	41,164
Total current liabilities	175,964	233,033

Long-term debt, less current maturities	206,192	459,707
Deferred taxes	5,532	7,416
Other non-current liabilities	40,334	16,011
Non-current liabilities of discontinued operations	-	1,237
Total liabilities	428,022	717,404

Commitments and contingencies

Stockholder’s equity (deficit)
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,435,092	2,433,587
Accumulated deficit	(2,243,846)	(2,437,655)
Accumulated other comprehensive income	6,622	2,340
Total stockholder’s equity (deficit)	197,868	(1,728)
Total liabilities and stockholder’s equity (deficit)	$625,890	$715,676

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,

	2006	2005	2004

Net sales	$734,992	$652,821	$630,754
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	601,232	560,974	521,393
Selling, general and administrative	56,325	66,047	65,127
Depreciation	45,422	44,234	41,622
Amortization	1,325	1,436	1,570
Restructuring and impairment	(4,915)	27,662	1,013
Operating income (loss)	35,603	(47,532)	29

Other expense (income):
Interest expense, net	30,715	40,760	37,818
Amortization of deferred financing costs	1,678	1,613	1,305
Loss on early extinguishment of debt	1,498	-	-
Reorganization reversals	-	-	(9,776)
Other, net	1,406	13,110	(1,468)
Income (loss) before income taxes	306	(103,015)	(27,850)

Income tax provision (benefit)	18,514	3,953	(6,291)

Loss from continuing operations	(18,208)	(106,968)	(21,559)

Income from discontinued operations, net	9,475	25,739	27,307
Gain on disposition of discontinued operations, net	211,170	-	-

Net income (loss)	$202,437	$(81,229)	$5,748

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2003	$-	$2,374,041	$(2,362,174)	$(9,387)	$2,480

Comprehensive income:
Net income	-	-	5,748	-	5,748
Foreign currency translation, net of
taxes of $0	-	-	-	(4,447)	(4,447)
Total comprehensive income					1,301
Capital contribution by Group	-	48,916	-	-	48,916
Stock compensation expense	-	3,837	-	-	3,837
Balance at December 31, 2004	-	2,426,794	(2,356,426)	(13,834)	56,534

Comprehensive income:
Net loss	-	-	(81,229)	-	(81,229)
Change in fair value of
derivatives, net of taxes of $0	-	-	-	75	75
Foreign currency translation, net of
taxes of $0	-	-	-	16,099	16,099
Total comprehensive loss					(65,055)
Stock compensation expense	-	6,793	-	-	6,793
Balance at December 31, 2005	-	2,433,587	(2,437,655)	2,340	(1,728)

Cumulative effect of adoption of
SAB 108, net of taxes of $112	-	-	(8,628)	-	(8,628)
Comprehensive income:
Net income	-	-	202,437	-	202,437
Change in fair value of
derivatives, net of taxes of $0	-	-	-	34	34
Foreign currency translation,
net of taxes of $0	-	-	-	4,248	4,248
Total comprehensive income					206,719
Stock compensation expense	-	1,505	-	-	1,505
Balance at December 31, 2006	$-	$2,435,092	$(2,243,846)	$6,622	$197,868

Accumulated other comprehensive income at December 31, 2006 and 2005 includes the following:

	2006	2005
Foreign currency translation	$6,513	$2,265
Unrecognized gain on derivatives	109	75
	$6,622	$2,340

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$202,437	$(81,229)	$5,748
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
Gain on sale of discontinued operations, net of tax	(211,170)	-	-
Depreciation and amortization	49,229	53,022	49,802
Translation adjustment, net	-	10,923
Non-cash stock option compensation charge	1,505	6,793	3,837
Non-cash portion of loss on early extinguishment of debt	1,313	-	-
Deferred taxes	(403)	3,739	4,565
Impairment of assets	438	1,823	4,564
Amortization of deferred financing costs	1,678	1,613	1,305
(Gain) loss on sale of property, plant and equipment	(5,200)	711	466
Gain from sale of North Tyneside facility	-	-	(9,789)
Change in assets and liabilities:
Accounts receivable	(18,401)	(1,568)	(4,665)
Inventories	(6,664)	(1,230)	(15,221)
Prepaid expenses and other	(6,756)	(3,139)	20,070
Intercompany receivable with Viasystems Group, Inc	2,903	(143)	(6,087)
Accounts payable and accrued and other liabilities	(15,179)	10,854	13,660
Income taxes payable	2,432	9,477	(2,338)
Net cash (used in) provided by operating activities	(1,838)	11,646	65,917

Cash flows from investing activities:
Net proceeds from disposal of business	307,927	-	-
Capital expenditures	(55,940)	(85,032)	(72,006)
Proceeds from disposals of property, plant and equipment	21,831	10	73
Net cash provided by (used in) investing activities	273,818	(85,022)	(71,933)

Cash flows from financing activities:
Repayment of amounts due under credit facilities	(262,350)	(2,650)	(243,260)
Proceeds from issuance under credit facilities	-	-	265,000
Financing and other fees	(3,331)	(321)	(1,430)
Repayment of other long-term and capital lease obligations	(4,865)	(274)	(273)
Capital contributed by Group	-	-	48,916
Repayment of amounts due under note due to the
Department of Trade and Industry	-	-	(12,549)
Net cash (used in) provided by financing activities	(270,546)	(3,245)	56,404
Effect of exchange rate changes on cash and cash
equivalents	597	(347)	(173)
Net change in cash and cash equivalents	2,031	(76,968)	50,215
Cash and cash equivalents, beginning of year	35,923	112,891	62,676
Cash and cash equivalents, end of year	$37,954	$35,923	$112,891

Supplemental cash flow information:
Interest paid	$36,393	$39,703	$26,315
Income taxes paid, net	$7,696	$2,357	$5,437
Significant non-cash investing and financing activities:
Capital lease	$11,594	$-	$-

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.	Summary of Significant Accounting Policies

Viasystems, Inc. and subsidiaries (Viasystems or the Company), a wholly owned subsidiary of Viasystems Group, Inc. (Group), was formed on April 2, 1997. On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries. Prior to the contribution of capital by Group, Viasystems had no operations of its own. The consolidated financial statements included herein present the results of operations of Viasystems, Inc. and its subsidiaries.

Nature of Business

Viasystems is a leading worldwide provider of complex, multi-layer printed circuit boards and electro-mechanical solutions. Our products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment and complex medical and technical instruments.

On May 1, 2006, the Company sold its wire harness business, and the wire harness business results of operations have been classified as discontinued operations for all periods presented. In connection with the divestiture of our wire harness business, the Company re-evaluated its segment reporting and now has two reportable segments, (i) Printed Circuit Boards and (ii) Assembly.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Viasystems. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations of our disposed wire harness business are classified as discontinued operations for all periods presented. The consolidated statements of cash flows include the cash flows of the wire harness business for all periods presented. These notes to consolidated financial statements are presented on a continuing operations basis, except where otherwise indicated.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company adopted SAB No. 108 in the fourth quarter of 2006.

The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB No. 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.

In 2006, the Company identified certain errors in previously reported financial statements, which were evaluated under the criteria of SAB No. 108. The following describes the nature and amount of the errors:

•	The liability related to an office lease that was abandoned in connection with a 2002 restructuring was understated by $4,139 due to an error in determining the noncancelable lease term.
•
Certain fixed assets that were transferred to a manufacturing plant in China in connection with the 2001 and 2005 restructurings in the United States, Canada and Europe were impaired at the date of the restructuring. The total amount of the write-off as of January 1, 2006, was $2,205.

•
The Company, through an accounting oversight, has not previously recognized a liability for certain lifetime medical benefits that were granted in prior years to certain current and former employees. The actuarially determined liability as of January 1, 2006 that has built up over the previous five years, was $1,124.

•
The Company, through an accounting oversight, has not previously recognized a liability for vacation earned but not taken by certain employees. As of January 1, 2006, the liability equated to $1,160 (net of a tax benefit of $112), which has accumulated since its inception in 1997.

The following table summarizes the items and amounts, net of tax where applicable, of the cumulative effect adjustment resulting in the increase to accumulated deficit.

Nature of Adjustment	Amount
Lease termination	$4,139
Impaired long-lived assets	2,205
Lifetime medical benefits	1,124
Accrued vacation	1,160
$8,628

These amounts have been evaluated on a qualitative and quantitative basis both individually, and in the aggregate, and were not deemed material to any prior years under the income statement approach. However, in connection with the adoption of SAB No. 108, the Company has corrected these errors because these amounts have been deemed material using the balance sheet approach. Accordingly, the Company recognized a cumulative effect adjustment to accumulated deficit as of January 1, 2006, totaling $8,628 (net of a tax benefit of $112).

During the second quarter of 2006, the Company recorded an adjustment of $1,308 to establish a liability for the lifetime medical and a portion of the vacation benefits. Subsequently, SAB No. 108 was issued in September 2006 and adopted in the fourth quarter of 2006 with retroactive impact to January 1, 2006. Consequently, the results of operations for the second quarter were adjusted to reflect the adoption of SAB No. 108 and the reversal of these items, as the Company considers these misstatements immaterial to the interim financial results. The impact on the results of operations for the second quarter was an increase to net income of $1,308.

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

Estimates and assumptions are used in accounting for the following significant matters, among others:

•	allowances for doubtful accounts;
•	inventory valuation and allowances;
•	fair value of derivative instruments and related hedged items;
•	useful lives of property, equipment and intangible assets;
•	long-lived and intangible asset impairments;
•	restructuring charges;
•	warranty and product returns allowances;
•	deferred compensation agreements;
•	tax related items;
•	contingencies; and
•	fair value of options granted under our stock-based compensation plans.

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made. The Company does not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

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

The provision for bad debts is included in selling, general and administrative expense. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Product Warranties

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Cost includes raw materials, labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repairs and maintenance that do not extend the useful life of an asset, are charged to expense as incurred. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Building	20-50 years
Leasehold improvements	3-15 years
Machinery, equipment, systems and other	3-10 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets and other intangibles with a finite life if facts and circumstances exist that indicate that the asset useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are recognized in operating results when discounted expected future cash flows are less than the carrying value of the asset. In addition, the remaining useful life of an impaired asset group would be reassessed and revised, if necessary.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and identifiable intangible assets acquired. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter.

Intangible Assets

Intangible assets consist primarily of identifiable intangibles acquired. Amortization of identifiable intangible assets acquired is computed using systematic methods over the estimated useful lives of the related assets as follows:

	Life	Method
Developed technologies	15 years	Double-declining balance
Patents and trademarks	5 years	Straight-line

Impairment testing of these assets would occur if and when an indicator of impairment is identified.

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

Derivative Financial Instruments

From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. Such transactions are not material, and gains and losses from such activities are not significant. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars based on current exchange rates, and any resulting translation adjustments are included in accumulated other comprehensive income. The accumulated other comprehensive income amount also reflects foreign currency exchange rate changes related to certain qualifying assets and liabilities (deemed long-term in nature) denominated in currencies other than an entity’s functional currency. The net translation adjustment for the year ended December 31, 2005 was $16,099 (net of tax of $0). An adjustment of $10,923 reflects amounts transferred to other expense as a result of the reversal of cumulative translation adjustments required in connection with the liquidation of foreign investments (from the closure of the Montreal, Canada and Echt, the Netherlands printed circuit board operations). The remaining $5,176 was the result of currency rate changes during the year.

Also included in net income are the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the impact of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities (for additional discussion of hedging activities see Note 14).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, notes receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable, notes receivable and other long-term obligations, the carrying amounts approximate fair value. The fair market values of the Company’s long-term debt are as follows:

	December 31,
	2006	2005
Senior Subordinated Notes due 2011	$200,000	$191,750
Credit Agreement	$-	$262,350

The Company determined the 2006 and 2005 fair values of the Senior Subordinated Notes due 2011 using published market values from third party sources. The Company determined the 2005 fair value of the credit agreement using the credit agreement trading values from a third party source.

Revenue Recognition

Revenue is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when possession of goods is taken by the customer. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then revenue is recognized at the time when such requirements are completed and the obligations are fulfilled. Services provided as part of the manufacturing process represent less than 10% of sales. Reserves for product returns are recorded based on historical trend rates at the time of sale.

Shipping Costs

Costs incurred by the Company to ship finished goods to our customers are included in cost of goods sold on the consolidated statements of operations.

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

Employee Stock-Based Compensation

Group, our sole-shareholder holding company, maintains a stock option plan (the 2003 Stock Option Plan). All of the employees granted stock options under the 2003 Stock Option Plan are employees of Viasystems, and therefore 100% of the stock option expense recognized at Group is allocated to Viasystems.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. The Company adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 using the modified prospective transition method. As a result, the adoption of SFAS No. 123(R) did not have a material impact on our financial position, results of operations or cash flows. Results for prior periods have not been restated.

Discontinued Operations

Discontinued operations is reported in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, businesses or asset groups are reported as discontinued operations when, among other things, the Company commits to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months.

Reclassifications

The accompanying consolidated financial statements contain certain reclassifications to conform to the presentation used in the current period.

In 2006, the Company reclassified certain transportation costs from selling, general and administrative expenses to cost of goods sold. Prior periods have been reclassified to conform to the current year presentation. This reclassification has no effect on previously reported net income (loss).

Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Shareholders Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of this standard.

2.	Discontinued Operations

On May 1, 2006, the wire harness business was sold to Electrical Components International Holdings Company, a newly-formed affiliate of Francisco Partners, L.P., a private equity firm for gross cash proceeds of $320,000. Net cash proceeds reported in the accompanying consolidated statement of cash flows for the year ended December 31, 2006 of $307,927 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006, and iii) transaction costs of $6,655 paid in 2006 related to the disposal. One further contractual purchase price adjustment, which was accrued at the time of the disposal, is estimated to be approximately $2,000 and is expected to be settled and paid to the acquirer before May 1, 2007.

In the accompanying consolidated statements of operations for the year ended December 31, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $211,170. The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $12,377.

For the four months ended April 30, 2006 and the years ended December 31, 2005 and 2004, operating results for the discontinued operations are as follows:

	2006	2005	2004
Net sales	$102,358	$295,697	$270,609

Operating income	$11,322	$37,537	$40,456

Income before income taxes	$11,388	$37,751	$40,440
Income tax provision	1,913	12,012	13,133
Net income	$9,475	$25,739	$27,307

Summarized assets and liabilities for the discontinued operations at December 31, 2005 are as follows:

December 31, 2005
Accounts receivable, net	$30,540
Inventories, net	31,374
Prepaid expenses and other	6,852
Current assets of discontinued operations	$68,766

Property	$21,277
Goodwill	30,549
Non-current assets of discontinued products	$51,826

Accounts payable	$30,908
Accrued and other liabilities	9,795
Income taxes payable	461
Current liabilities of discontinued operations	$41,164

Deferred taxes	$1,237
Non-current liabilities of discontinued operations	$1,237

3.	Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	2006	2005	2004
Balance, beginning of year	$3,678	$4,893	$6,198
Provision	1,039	281	98
Write-offs	(1,384)	(1,496)	(1,403)
Balance, end of year	$3,333	$3,678	$4,893

For the years ended December 31, 2006, 2005 and 2004, sales to our ten largest customers accounted for approximately 73.7%, 71.3% and 68.1% of our net sales, respectively. The table below highlights individual end customers accounting for more than ten percent of the Company’s consolidated net sales.

Customer	2006	2005	2004
Alcatel SA/Lucent Technologies, Inc. (a)	20.8%	18.5%	22.2%
Siemens AG	13.7	12.5	11.4
Bosch Group	10.1	11.0	10.3
Delphi Corporation	(b)	11.2	12.4

(a)	Alcatel and Lucent merged during 2006. Amount represents sales to both the individual companies prior to the merger and the combined companies after the merger.
(b)	Represents less than ten percent of consolidated net sales.

Sales to Alcatel/Lucent, Siemens and Delphi occurred in both the Printed Circuit Boards and Assembly segment. Sales to Bosch occurred in the Printed Circuit Boards segment.

4.	Inventories

The composition of inventories at December 31, 2006 and 2005 is as follows:

	2006	2005
Raw materials	$28,819	$26,036
Work in process	21,339	19,727
Finished goods	35,027	28,816
Total	$85,185	$74,579

5.	Property Held for Sale

	United States	Canada	The Netherlands	Total
Balance December 31, 2005	$7,099	$7,766	$1,718	$16,583
Impairment charge	-	(438)	-	(438)
Effect of currency revaluation	-	72	129	201
Gains on sales of property	591	392	4,480	5,463
Net cash proceeds on disposals	(7,690)	(7,792)	(6,327)	(21,809)
Balance December 31, 2006	$-	$-	$-	$-

In March 2006, the Company sold its previously closed facility in Mishawaka, Indiana, for net cash proceeds of approximately $630, resulting in a $31 gain. In August 2006, the Company sold its previously closed Richmond, Virginia facility for $7,060 net cash proceeds, resulting in a $560 gain. In connection with the sale of the Richmond facility, the Company is required to relocate a maintenance structure on the property. An additional $1,000 received from the sale of our Richmond facility has been placed in an account to secure a letter of credit for the benefit of the purchaser of the land to secure our obligation to relocate the maintenance structure on the property. After we satisfy this obligation to fund the relocation of the maintenance structure on the property, the letter of credit will be cancelled and the funds on deposit will be released to the Company. The cost of relocating the maintenance structure is estimated to be approximately $1,000. The additional $1,000 proceeds is included in restricted cash and the related $1,000 liability is included in accrued and other liabilities on the accompanying consolidated balance sheet at December 31, 2006.

In July 2006, the Company sold one of its two previously closed facilities in Montreal, Canada for net cash proceeds of approximately $3,823, resulting in a loss of $10 in the quarter ended September 30, 2006, after giving effect to a $438 valuation impairment charge recorded in the quarter ended June 30, 2006. In July 2006, the Company sold its previously closed facility in Granby, Canada for net cash proceeds of approximately $678, resulting in a $239 gain. In October, 2006, the Company sold its final closed facility in Montreal, Canada for net cash proceeds of $3,291, resulting in a gain of $163. The Company has no continuing interests in any of these properties.

In November 2006, the Company sold its final piece of property in the Netherlands for net cash proceeds of $6,327, resulting in a gain of $4,480.

The gains on sales of property held for sale are included in restructuring and impairment on the consolidated statements of operations.

6.	Property, Plant and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	2006	2005
Land and buildings	$53,145	$46,996
Machinery, equipment and systems	369,269	306,399
Construction in progress	4,676	10,724
Leasehold improvements	34,411	26,156
	461,501	390,275
Less: Accumulated depreciation	(203,849)	(155,898)
Total	$257,652	$234,377

7.	Goodwill and Other Intangible Assets

The goodwill balance relates entirely to our Printed Circuit Boards segment. Included in assets disposed with the wire harness business was approximately $30,549 of goodwill. Goodwill balances and changes therein since the beginning of 2004 are as follows:

Total
Goodwill at December 31, 2003	$79,578
Effect of foreign exchange rates	(147)
Goodwill at December 31, 2004	79,431
Effect of foreign exchange rates	258
Goodwill at December 31, 2005	79,689
Effect of foreign exchange rates	(204)
Goodwill at December 31, 2006	$79,485

As required by the provisions of SFAS No. 142, the Company performs an annual impairment evaluation of goodwill and other indefinite lived intangible assets. No impairments were recorded for the years ended December 31, 2006, 2005 and 2004.

The components of intangible assets subject to amortization were as follows:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technologies	$20,371	$(13,306)	$7,065	$20,423	$(12,248)	$8,175
Other	2,010	(1,157)	853	1,581	(920)	661
Total	$22,381	$(14,463)	$7,918	$22,004	$(13,168)	$8,836

The Company paid $429 and $262 for acquisitions of patents during the years ended December 31, 2006 and 2005, respectively. The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

2007	$1,240
2008	1,182
2009	1,107
2010	1,026
2011	971
Thereafter	2,392
Total	$7,918

8.	Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31 is as follows:

	2006	2005
Accrued payroll and related costs	$17,461	$13,487
Accrued interest	9,680	15,461
Accrued other	29,844	27,167
Total	$56,985	$56,115

9.	Long-Term Debt

The composition of long-term debt at December 31 is as follows:

	2006	2005
Senior Subordinated Notes due 2011	$200,000	$200,000
2006 Credit Agreement:
Term Loan	-	-
Revolving credit loans	-	-
2003 Credit Agreement:
Revolver	-	-
Term Facility	-	262,350
Capital Leases	6,914	185
	206,914	462,535
Less: current maturities	(722)	(2,828)
	$206,192	$459,707

Senior Subordinated Notes due 2011

In December 2003, we completed an offering of $200,000 of 10.5% Senior Subordinated Notes due 2011 (the 2011 Notes).

Interest on the 2011 Notes is due semiannually on January 15 and July 15. The Company may redeem the 2011 Notes at any time prior to January 15, 2008 at the redemption price, inclusive of a “make-whole” premium (as defined) ranging from 105.25% to 110%. In the event of a Change in Control (as defined), we are required to make an offer to purchase the 2011 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2011 Notes are guaranteed by certain subsidiaries. In connection with the disposal of the wire harness business, the trustee for the 2011 Notes released the wire harness subsidiaries from the guarantee of the 2011 Notes. The consolidating financial information of guarantor subsidiaries has been adjusted to present separately as discontinued operations the assets, liabilities and operating results of the wire harness business (see Note 16).

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

2006 Credit Agreement

On August 17, 2006, the Company entered into a credit facility (the 2006 Credit Agreement) with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together UBS). The 2006 Credit Agreement matures in August 2010 and is comprised of two facilities, as follows:

Facility A - Revolver/Term Loan  US$ 20,000
Facility B - Revolver/Letters of Credit US$ 60,000

For 18 months following the inception of the agreement, the Company may borrow against Facility A as a revolving credit facility. In February 2008, any outstanding borrowings under Facility A will convert to a term loan, with quarterly principal payments due through August 2010. Throughout the term of the agreement, the Company may borrow against Facility B as a revolving credit facility, of which up to $15 million may be used to issue letters of credit.

Borrowings under both facilities bear interest at the London Inter-Bank Offer Rate plus 2.0%, per annum. The Company is required to pay fees on issued and outstanding letters of credit at a rate of 2.0% per annum. In addition, the Company is required to pay a commitment fee of 0.67% per annum on unused revolving credit capacity on both Facility A and Facility B.

Collateral for the facilities is substantially all of our foreign assets together with pledges of the equity ownership of substantially all of our subsidiaries in Hong Kong and Peoples’ Republic of China. Customary business covenants set limits on our ability to pay dividends, to acquire companies, to invest in joint ventures, to dispose of assets and to incur additional debt, among other customary limitations. Customary financial covenants also define a maximum Net Debt-to-EBITDA ratio, a minimum EBITDA-to-Net Interest Expense ratio, and a maximum annual limit on capital expenditures.

Fees and expenses incurred in connection with origination of our 2006 Credit Agreement were approximately $3,300, which have been deferred and are being amortized over the term of the agreement.

As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Agreement, and we secured issuance of letters of credit totaling $4,050 under Facility B. As of December 31, 2006, approximately $75,950 of the facilities was unused and available. The weighted average interest rate on outstanding borrowings during the year ended December 31, 2006 was 7.3%.

2003 Credit Agreement

On August 10, 2006, the Company terminated the then existing credit facility (the 2003 Credit Agreement). In connection with the disposal of the wire harness business in May 2006, the Term portion of the 2003 Credit Agreement was extinguished. In connection with the termination of the 2003 Credit Agreement, the remaining $9,902 balance outstanding under the Revolver portion of the 2003 Credit Agreement was extinguished, and all security, including a guarantee by Group, was released by the lender group.

During the year ended December 31, 2006, the Company incurred $1,498 in losses on early extinguishment of debt to recognize i) the write-off of $1,313 unamortized deferred financing costs related to the 2003 Credit Agreement and ii) fees of $185 incurred in the facility termination.

Prior to extinguishment, the term loan bore interest, at our option, at the then effective base rate plus 3.25% or the then effective Eurocurrency rate plus 4.25% and the revolving credit loans bore interest, at our option, at the then effective base rate plus 3.5% or the then effective Eurocurrency rate plus 4.5%. In addition, the Company paid a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the revolving credit facility.

For the year ended December 31, 2006 and 2005, the weighted average interest rates on outstanding borrowings under the 2003 Credit Agreement were 9.2% and 7.7%, respectively.

Capital Leases

The Company leases certain of its machinery and equipment under capital lease. During 2006, we entered into a capital lease obligation of $11,594 for certain new equipment.

Department of Trade and Industry Notes

In conjunction with the Company’s plan of reorganization approved by the Bankruptcy Court, a £12,000 (approximately $18,000) loan guaranteed by the Company was cancelled and in exchange the Department of Trade and Industry (the DTI) received a note in an amount equal to £9,000 with interest payable semi-annually in cash on a current basis at an annual interest rate of three percent for periods up to September 30, 2008 and at an annual interest rate equal to the Bank of England Base Rate plus two percent for periods thereafter and principal payable from December 31, 2008 through December 31, 2010. In May 2004, the DTI Note was discharged in full as a result of proceeds received by the noteholder in connection with the liquidation of Viasystems Tyneside Limited, resulting in a reorganization expense reversal of $9,789.

The schedule of principal payments for long-term debt at December 31, 2006, is as follows:

2007	$722
2008	1,682
2009	1,850
2010	2,035
2011	200,040
Thereafter	585
Total	$206,914

10.	Commitments

The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant and equipment as of December 31, 2006 and 2005, were $13,000 and $1,050, respectively, of cost basis and $1,010 and $894, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $5,823, $5,412 and $4,925 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006, are as follows:

	Capital	Operating
2007	$1,413	$4,489
2008	2,301	3,541
2009	2,301	2,365
2010	2,301	2,242
2011	102	687
Thereafter	920	2,041
Total	9,338	$15,365
Less: Amounts representing interest	(2,424)
Capital lease obligations	$6,914

11.	Contingencies

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

Viasystems has fully and unconditionally guaranteed the operating lease payments of i) the Milwaukee, Wisconsin facility through the year 2010, and ii) office space in London, England through the year 2014. The total maximum payments from these guarantees are $5,808 and $6,162, respectively. As of January 1, 2006, a liability related to unused office space in London, England has been established (see Note 1).

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

12.	Restructuring and Impairment

In light of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries, the Company initiated restructuring activities during 2001 to adjust its cost position compared to anticipated levels of business. The Company also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings as well as asset impairments. These actions continued through 2005. The following tables summarize the restructuring and impairment charges taken during the years ended December 31, 2006, 2005 and 2004:

		Year Ended December 31, 2006
					Cash
	12/31/05	Charges	Reversals	Total	Payments	Adjustments		12/31/06
Restructuring Activities:
Personnel and severance	$4,634	$-	$(1,423)	$(1,423)	$(2,615)	$-		$596
Lease and other contractual commitments	1,308	1,533	-	1,533	(2,340)	4,970	(a)	5,471
Asset impairments	-	438	(5,463)	(5,025)	-	5,025		-
Total restructuring and impairment charges	$5,942	$1,971	$(6,886)	$(4,915)	$(4,955)	$9,995		$6,067

(a)
Represents $4,139 of lease termination costs and $831 of lifetime medical benefits for former employees that were recorded as a direct charge to accumulated deficit in connection with the adoption of SAB No. 108 (see Note 1).

		Year Ended December 31, 2005
					Cash
	12/31/04	Charges	Reversals	Total	Payments	Adjustments	12/31/05
Restructuring Activities:
Personnel and severance	$3,209	$23,106	$-	$23,106	$(21,681)	$-	$4,634
Lease and other contractual commitments	1,647	2,733	-	2,733	(3,072)	-	1,308
Asset impairments	-	1,823	-	1,823	-	(1,823)	-
Total restructuring and impairment charges	$4,856	$27,662	$-	$27,662	$(24,753)	$(1,823)	$5,942

		Year Ended December 31, 2004
					Cash
	12/31/03	Charges	Reversals	Total	Payments	Adjustments	12/31/04
Restructuring Activities:
Personnel and severance	$4,076	$2,142	$(85)	$2,057	$(2,924)	$-	$3,209
Lease and other contractual commitments	9,560	208	(6,069)	(5,861)	(2,052)	-	1,647
Other	14	263	(10)	253	(267)	-	-
Asset impairments	-	4,564	-	4,564	-	(4,564)	-
Total restructuring and impairment charges	$13,650	$7,177	$(6,164)	$1,013	$(5,243)	$(4,564)	$4,856

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are executed. Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,	Cash Payments
2007	$1,274
2008	921
2009	895
2010	899
2011	888
Thereafter	3,907
Total	8,784
Less: Amounts representing interest	(2,717)
Restructuring liability	$6,067

2006 Restructuring and Impairment

During 2006, the Company reversed $1,423 of severance accrual primarily due to early payment buyouts on employee severance obligations in our Netherlands facility. In addition, the Company recorded an impairment charge of $438 related to the write down of one of the properties held for sale in Canada, which was written down to the contracted selling price, less the cost to sell. All gains realized ($5,463) in connection with the property held for sale are included in restructuring and impairment on the consolidated statements of operations (See Note 5).

2005 Restructuring and Impairments

On February 25, 2005, the Company announced the intention to close the printed circuit board manufacturing facilities located in Echt, the Netherlands and Montreal, Canada. At the time of announcement of the closures, the Company estimated that total closure costs would approximate $50,000, with $23,000 being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments. The Company now estimates that total closure costs will approximate $28,000, with $22,000 being related to headcount reduction costs and the remainder being related to other contractual commitments and closure costs.

For the year ended December 31, 2005, the Company recorded personnel and restructuring charges of $10,309 and $12,797 related to the closure of the facilities in Echt, the Netherlands and Montreal, Canada, respectively. In addition, for the year ended December 31, 2005, the Company recorded a restructuring charge of $1,823 related to the impairment of specific pieces of manufacturing equipment and buildings, and $2,733 for costs incurred with the early termination of outstanding contracts related to the closure of the two facilities in Montreal, Canada.  As discussed in Note 1, upon adoption of SAB No. 108, the Company recorded an additional write-off related to assets transferred from facilities closed in 2005. Including the SAB No. 108 adjustment with 2005 impairments, the total asset impairment write-offs for 2005 would have been $2,655.

The restructuring actions in 2005 reduced employees by 702 in Montreal, Canada and 461 in Echt, the Netherlands.

For the year ended December 31, 2005, the Company has written off a total of $3,495 of inventory to costs of goods sold related to the plant closures. The Company disposed of the inventory in conjunction with the write-off.

2004 Restructuring and Impairment

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

13.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The provision for income taxes from continuing operations for the years ended December 31, 2006, 2005 and 2004, consists of the following:

	2006	2005	2004
Current:
Federal	$(49)	$(9,312)	$(19,679)
State	-	-	-
Foreign	18,966	10,763	8,660
	18,917	1,451	(11,019)
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(403)	2,502	4,728
	(403)	2,502	4,728
Total	$18,514	$3,953	$(6,291)

A reconciliation between the total income tax provision at the federal statutory income tax rate and at the effective tax rate for the years ended December 31, 2006, 2005 and 2004 is summarized below:

	2006	2005	2004
U.S. Federal statutory rate	$107	$(36,055)	$(9,748)
State taxes, net of Federal benefit	(78)	(4,324)	(3,085)
Foreign taxes in excess of U.S. statutory rate	11,444	12,600	(7,698)
Amortization of intangibles	381	(861)	1,599
Gain/(loss) on investment in subsidiaries	-	(33,799)	178,830
Change in the valuation allowance for deferred tax
assets	11,563	67,156	(308,339)
Capital losses	-	(20,917)	129,250
Foreign tax credit carry forward	-	(1,224)	(3,678)
Non-deductible items	1,521	9,987	7,032
Deemed dividend inclusions in US income	-	-	16,111
Branch and partnership loss	(4,313)	8,135	(3,937)
Other	(2,111)	3,255	(2,628)
	$18,514	$3,953	$(6,291)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Accrued liabilities not yet deductible	$7,088	$18,460
Net operating loss carryforwards	394,526	388,433
AMT credit carryforwards	4,568	-
Property, plant and equipment	1,120	1,120
Capital loss carryforwards	120,431	58,163
Foreign tax credit carry forward	4,931	4,902
Other	2,621	3,278
	535,285	474,356
Valuation allowance	(531,644)	(466,106)
	3,641	8,250
Deferred tax liabilities:
Intangibles	(283)	(283)
Property, plant and equipment	(2,099)	(2,467)
Inventory	-	(4,301)
Other	(5,279)	(5,738)
	(7,661)	(12,789)
Net deferred tax assets (liabilities)	$(4,020)	$(4,539)

At December 31, 2006, current deferred tax assets of $1,512 are included in prepaid expenses and other on the consolidated balance sheet. At December 31, 2005, current deferred tax assets of $2,877 are included in prepaid expenses and other and $4,311 of long-term deferred taxes are included in other assets on the consolidated balance sheet. In addition, at December 31, 2006 and 2005, other non-current liabilities include $34,635 and $14,289 of long-term accrued taxes, respectively.

Approximate domestic and foreign income (loss) before income tax provision are as follows:

	Year Ended December 31,
	2006	2005	2004
Domestic	9,348	$(122,250)	$(16,732)
Foreign	(9,042)	19,235	(11,118)
	306	$(103,015)	$(27,850)

As of December 31, 2006, the Company had the following net operating loss (NOL) carryforwards: $578,498 in the U.S., $582 in China, $433,780 in Luxembourg, $57,356 in Canada, $25,505 in Hong Kong, $25,166 in the U.K., and $47,320 in the Netherlands. The U.S. NOLs expire in 2019 through 2026 and the Canada NOLs expire in 2007 through 2013. All other NOLs carry forward indefinitely. Canada has a capital loss of $376,349 that will carry forward indefinitely. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $478 on undistributed earnings of its foreign subsidiaries because the Company intends to indefinitely reinvest the earnings.

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

The Company has a tax holiday in China, in certain of the Company’s subsidiaries, that allows a two-year tax exemption and three-year 50% reduction in the tax rate. If not for such tax holiday, the Company would have had $696, $5,587 and $3,674 of additional income tax expense for December 31, 2006, 2005 and 2004, respectively, based on the applicable rates ranging from 12% to 27%.

14. Derivative Financial Instruments

The Company accounts for derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). These standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

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

The Company’s decision to enter into forward purchase contracts is made after considering our future use of foreign currencies, the desired foreign exchange rate sensitivity and exchange rate levels. Prior to entering into a hedge transaction, we formally document the relationship between hedging instruments and hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The Company’s currency forward contracts as of December 31, 2006 relate only to Chinese RMB exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, our contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date. Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement. For the year ended December 31, 2006, $582 loss was recorded in cost of goods sold.

Prior to i) the closure of the Company’s operations in Canada and ii) the disposal of the wire harness business, the Company used forward agreements to pay U.S. dollars and receive notional amounts of Canadian dollars and Mexican pesos, respectively, on a periodic basis. Amounts paid or received under forward agreements for those currencies were accounted for on a cash basis and recognized in cost of goods sold and selling, general, and administrative when the contracts were settled.

Cash flow hedges are accounted for at fair value. The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each quarterly measurement date.

At December 31, 2006 and 2005, deferred gains of $109 (net of tax of $0) and $75 (net of tax of $0), respectively, related to cash flow hedges were recorded in prepaid expenses and other and other comprehensive income on the consolidated balance sheets. All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

The maximum term over which the Company hedges exposure to the exchange rate variability of future cash flows is less than one year.

The following table summarizes our derivative instrument activity at December 31, 2006:

		Weighted Avg.
		Remaining	Average
	Notional	Maturity in	Exchange
	Amount	Months	Rate

Cash flow hedges:
Chinese RMB	$300,000	3.0	7.733

Deferred gain, net of tax	$109

15.	Stock-based Compensation

Under the 2003 Stock Option Plan, options to purchase a total of 2,777,778 of Group’s common stock may be granted to our employees. Stock options may be granted to employees in the form of nonqualified stock options at market value, and our practice has been to grant options at the greater of a fixed exercise price of $12.63 or market value. Options granted expire 10 years after the grant date and vest one-third at the grant date, on-third on the 24-month anniversary of the grant date and one-third on the 36-month anniversary of the grant date. At December 31, 2006, 209,378 of these shares were available for future grants.

Stock compensation expense is recorded in the consolidated statements of operations as follows:

	2006	2005	2004

Cost of goods sold	$22	$254	$133
Selling, general and administrative	1,378	5,898	3,577
	$1,400	$6,152	$3,710

At December 31, 2006, unrecognized compensation expense allocated to Viasystems from Group totaled approximately $1,060 and will be recognized over a weighted average period of approximately 11 months.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	2006	2005	2004
Expected life of options	5 years	5 years	5 years
Risk-free interest rate	4.66% to 5.13%	4.00% to 4.57%	3.5%
Expected volatility of stock	50%	50%	50%
Expected dividend yield	None	None	None

The weighted-average grant date fair value of options granted was $6.24 for 2006, $6.16 for 2005 and $3.49 for 2004. Presented below is a summary of stock option plans’ activity for the years and as of the dates shown:

	2006		2005		2004
		Exercise		Exercise		Exercise
	Options	Price (1)	Options	Price (1)	Options	Price (1)

Beginning Balance	2,698,800	$12.63	2,641,600	$12.63	2,331,000	$12.63
Granted	81,600	12.63	159,400	12.63	375,400	12.63
Exercised	-	-	-	-	-	-
Forfeited or expired	(212,000)	12.63	(102,200)	12.63	(64,800)	12.63
Ending Balance	2,568,400	$12.63	2,698,800	$12.63	2,641,600	$12.63
Exercisable at
Year-end	2,294,053	$12.63	1,621,169	$12.63	880,451	$12.63

(1) Weighted average.

16.	Guarantor Subsidiaries
The 2011 Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of Viasystems other than its foreign subsidiaries. Each of the guarantor subsidiaries and non-guarantor subsidiaries is wholly-owned by the Company. In connection with the disposal of our wire harness business, the trustee under the 2011 Notes released the wire harness guarantor subsidiaries of the guarantee of the 2011 Notes.

The following condensed consolidating financial statements include the accounts of Viasystems, Inc., the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries. Assets, liabilities and operating results of discontinued operations are separately identified except in the statements of cash flows, in accordance with SFAS No. 144.

Balance Sheet as of December 31, 2006	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$701	$13,244	$24,009	$-	$37,954
Restricted cash	-	1,000	-	-	1,000
Accounts receivable, net	-	22,229	109,266	-	131,495
Inventories	-	11,964	73,221	-	85,185
Other current assets	-	2,325	13,480	-	15,805
Total current assets	701	50,762	219,976	-	271,439
Property, plant and equipment, net	95	7,640	249,917	-	257,652
Investment in subsidiaries	960,991	351,926	-	(1,312,917)	-
Other assets	6,682	136	89,981	-	96,799
Total assets	$968,469	$410,464	$559,874	$(1,312,917)	$625,890
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$-	$7	$715	$-	$722
Accounts payable	-	10,141	104,969	-	115,110
Accrued and other liabilities	9,625	17,034	33,473	-	60,132
Total current liabilities	9,625	27,182	139,157	-	175,964
Long-term debt, less current maturities	200,000	-	6,192	-	206,192
Other non-current liabilities	547	9,191	36,128	-	45,866
Intercompany (receivable) payable	566,453	(587,026)	20,573	-	-
Total liabilities	776,625	(550,653)	202,050	-	428,022
Total paid-in equity and accumulated deficit	191,246	960,991	351,926	(1,312,917)	191,246
Accumulated other comprehensive income	598	126	5,898	-	6,622
Total liabilities and stockholder’s equity (deficit)	$968,469	$410,464	$559,874	$(1,312,917)	$625,890

Balance Sheet as of December 31, 2005	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$432	$12,420	$23,071	$-	$35,923
Accounts receivable, net	-	21,493	91,589	-	113,082
Inventories	-	11,914	62,665	-	74,579
Other current assets	(4,329)	10,057	10,107	-	15,835
Property held for sale	-	7,099	9,484	-	16,583
Current assets of discontinued operations	-	65,576	3,190	-	68,766
Total current assets	(3,897)	128,559	200,106	-	324,768
Property, plant and equipment, net	177	6,188	228,012	-	234,377
Investment in subsidiaries	756,922	373,416	-	(1,130,338)	-
Other assets	(11,499)	55,539	60,665	-	104,705
Non-current assets of discontinued operations	-	(166)	51,992	-	51,826
Total assets	$741,703	$563,536	$540,775	$(1,130,338)	$715,676
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	2,650	178	-	-	2,828
Accounts payable	$-	$12,558	$115,803	$-	$128,361
Accrued and other liabilities	(7,049)	17,596	50,133	-	60,680
Current liabilities of discontinued operations	-	36,734	4,430	-	41,164
Total current liabilities	(4,399)	67,066	170,366	-	233,033
Long-term debt, less current maturities	459,699	8	-	-	459,707
Other non-current liabilities	(7,380)	8,971	21,836	-	23,427
Non-current liabilities of discontinued operations	-	(1,237)	2,474	-	1,237
Intercompany (receivable) payable	297,248	(268,243)	(29,005)	-	-
Total liabilities	745,168	(193,435)	165,671	-	717,404
Total paid-in capital and accumulated deficit	(4,068)	756,922	373,416	(1,130,338)	(4,068)
Accumulated other comprehensive income	603	49	1,688	-	2,340
Total liabilities and stockholder’s equity (deficit)	$741,703	$563,536	$540,775	$(1,130,338)	$715,676

Income Statement as of December 31, 2006	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$183,041	$612,396	$(60,445)	$734,992
Operating expenses:
Cost of goods sold	22	158,852	502,803	(60,445)	601,232
Selling, general and administrative	1,851	26,282	28,192	-	56,325
Depreciation	84	2,398	42,940	-	45,422
Amortization	238	-	1,087	-	1,325
Restructuring and impairment	-	(391)	(4,524)	-	(4,915)
Operating income (loss)	(2,195)	(4,100)	41,898	-	35,603

Other expense (income):
Interest expense, net	16,131	(24,494)	39,078	-	30,715
Amortization of deferred financing costs	1,367	-	311	-	1,678
Loss on early extinguishment of debt	1,410	88	-	-	1,498
Other, net	-	(10,399)	11,805	-	1,406
Equity in (loss) earnings in subsidiaries	212,697	(16,531)	-	(196,166)	-
Income (loss) before income taxes	191,594	14,174	(9,296)	(196,166)	306
Income tax provision (benefit)	(10,948)	18,833	10,629	-	18,514
Income (loss) from continuing operations	202,542	(4,659)	(19,925)	(196,166)	(18,208)

Income (loss) from discontinued operations, net	(105)	6,186	3,394	-	9,475
Gain on disposition of discontinued operations, net	-	211,170	-	-	211,170
Net income (loss)	$202,437	$212,697	$(16,531)	$(196,166)	$202,437

Income Statement as of December 31, 2005	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$129,601	$564,238	$(41,018)	$652,821
Operating expenses:
Cost of goods sold	254	144,160	457,578	(41,018)	560,974
Selling, general and administrative	6,399	18,425	41,223	-	66,047
Depreciation	70	(4,717)	48,881	-	44,234
Amortization	182	-	1,254	-	1,436
Restructuring and impairment	-	10,034	17,628	-	27,662
Operating (loss) income	(6,905)	(38,301)	(2,326)	-	(47,532)

Other expense (income):
Interest expense, net	30,292	(26,219)	36,687	-	40,760
Amortization of deferred financing costs	1,613	-	-	-	1,613
Other, net	578,432	110,634	(675,956)	-	13,110
Equity earnings (loss) in subsidiaries	536,588	646,472	-	(1,183,060)	-
Income (loss) before income taxes	(80,654)	523,756	636,943	(1,183,060)	(103,015)
Income tax provision (benefit)	575	888	2,490	-	3,953
(Loss) income from continuing operations	(81,229)	522,868	634,453	(1,183,060)	(106,968)

Income from discontinued operations, net	-	13,720	12,019	-	25,739
Gain on disposition of discontinued operations, net	-	-	-	-	-
Net income (loss)	$(81,229)	$536,588	$646,472	$(1,183,060)	$(81,229)

Income Statement as of December 31, 2004	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$136,942	$599,020	$(105,208)	$630,754
Operating expenses:
Cost of goods sold	133	143,549	482,919	(105,208)	521,393
Selling, general and administrative	4,019	22,642	38,466	-	65,127
Depreciation	-	(5,022)	46,644	-	41,622
Amortization	124	-	1,446	-	1,570
Restructuring and impairment charges	1,374	1,273	(1,634)	-	1,013
Operating (loss) income	(5,650)	(25,500)	31,179	-	29
Other expense (income):
Interest expense, net	30,225	(31,014)	38,607	-	37,818
Amortization of deferred financing costs	1,305	-	-	-	1,305
Reorganization reversals	(9,776)	-	-	-	(9,776)
Other, net	1,570	79,816	(82,854)	-	(1,468)
Equity earnings (loss) in subsidiaries	(10,494)	45,749	-	(35,255)	-
Income (loss) before income taxes	(39,468)	(28,553)	75,426	(35,255)	(27,850)
Income tax provision (benefit)	(45,216)	982	37,943	-	(6,291)
Income (loss) from continuing operations	5,748	(29,535)	37,483	(35,255)	(21,559)

Income from discontinued operations, net	-	19,041	8,266	-	27,307
Gain on disposition of discontinued operations, net	-	-	-	-	-
Net income (loss)	$5,748	$(10,494)	$45,749	$(35,255)	$5,748

Statement of Cash Flows as of December 31, 2006	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$269	$(45,486)	$43,379	-	$$	(1,838)
Net cash provided by (used in) investing activities	-	308,660	(34,842)	-		273,818
Net cash provided by (used in) financing activities	-	(262,350)	(8,196)	-		(270,546)
Effect of exchange rate changes on cash and cash equivalents	-	-	597	-		597
Net change in cash and cash equivalents	269	824	938	-		2,031
Cash and cash equivalents, beginning of year	432	12,420	23,071	-		35,923
Cash and cash equivalents, end of year	$701	$13,244	$24,009	-		$$37,954

Statement of Cash Flows as of December 31, 2005	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$3,372	$(65,754)	$74,028	$-	$11,646
Net cash provided by (used in) investing activities	-	(1,787)	(83,235)	-	(85,022)
Net cash provided by (used in) financing activities	(2,950)	(295)	-	-	(3,245)
Effect of exchange rate changes on cash and cash equivalents	-	-	(347)	-	(347)
Net change in cash and cash equivalents	422	(67,836)	(9,554)	-	(76,968)
Cash and cash equivalents, beginning of year	10	80,256	32,625	-	112,891
Cash and cash equivalents, end of year	$432	$12,420	$23,071	$-	$35,923

Statement of Cash Flows as of December 31, 2004	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(983)	$(13,366)	$80,266	$-	$65,917
Net cash provided by (used in) investing activities	-	(1,050)	(70,883)	-	(71,933)
Net cash provided by (used in) financing activities	-	56,436	(32)	-	56,404
Effect of exchange rate changes on cash and cash equivalents	-	-	(173)	-	(173)
Net change in cash and cash equivalents	(983)	42,020	9,178	-	50,215
Cash and cash equivalents, beginning of year	993	38,236	23,447	-	62,676
Cash and cash equivalents, end of year	$10	$80,256	$32,625	$-	$112,891

17.	Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

On May 1, 2006, the Company completed the sale of its wire harness business, which is required to be accounted for as a discontinued operation in accordance with SFAS No. 144. In connection with the disposal of the wire harness business, we have re-evaluated our operating segments based on the application of SFAS No. 131, and the Company identified two segments: (i) Printed Circuit Boards and (ii) Assembly.

The Company’s results for the years ended December 31, 2005 and 2004 are reclassified to compare to the two continuing segments, and the results of the closed printed circuit board operations have been reflected as “other” segment results. Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board operations, have not been allocated and remain in other for purpose of segment disclosures. Operating expenses of the Company’s corporate headquarters are allocated to each segment based on sales. Inter-segment sales are eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1.

The Printed Circuit Boards segment consists of our printed circuit board manufacturing facilities located in China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels. The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China, Mexico and the United States. The individual facilities have been aggregated into two segments - Printed Circuit Boards and Assembly - which represent the Company’s reportable segments.

Total assets by segment are as follows:

	December 31,
	2006	2005
Total assets:
Printed Circuit Boards	$494,735	$442,500
Assembly	107,130	121,648
Other	24,025	30,936
Continuing operations	625,890	595,084
Discontinued operations	-	120,592
Total assets	$625,890	$715,676

Net sales and operating income (loss) by segment are as follows:

	2006	2005	2004
Net sales to external customers:
Printed Circuit Boards	$489,108	$409,144	$332,997
Assembly	245,261	205,071	210,379
Other	623	38,606	87,378
Total from continuing operations	$734,992	$652,821	$630,754
Intersegment sales:
Printed Circuit Boards	$18,083	$10,641	$11,697
Assembly	-	-	-
Other	-	-	-
Total from continuing operations	$18,083	$10,641	$11,697

Operating income (loss):
Printed Circuit Boards	23,439	1,401	21,766
Assembly	6,876	(185)	4,380
Other	5,288	(48,748)	(26,117)
Total operating income (loss)	35,603	(47,532)	29

Interest expense, net	30,715	40,760	37,818
Amortization of deferred financing costs	1,678	1,613	1,305
Loss on early extinguishment of debt	1,498	-	-
Reorganization expenses (reversals)	-	-	(9,776)
Other, net	1,406	13,110	(1,468)
Income (loss) before income taxes	$306	$(103,015)	$(27,850)

Capital expenditures and depreciation expense by segment are as follows:

	2006	2005	2004
Capital expenditures:
Printed Circuit Boards (a)	$47,012	$78,731	$49,495
Assembly	5,567	6,833	3,053
Other (a)	322	(7,656)	11,224
Continuing operations	52,901	77,908	63,772
Discontinued Operations	3,039	7,124	8,234
Total capital expenditures	$55,940	$85,032	$72,006

Depreciation expense:
Printed Circuit Boards	$39,219	$35,035	$27,632
Assembly	6,203	5,104	4,793
Other	-	4,095	9,197
Total depreciation expense	$45,422	$44,234	$41,622

(a)	Capital expenditures in 2005 includes the transfer of $12,854 of property from the closed printed circuit board operations to the printed circuit boards segment.

Net sales by country of destination are as follows:

	Year Ended December 31,
	2006	2005	2004
United States	$272,695	$204,273	$191,772
China	114,358	104,594	120,253
Germany	63,265	59,215	84,779
France	42,733	43,935	22,321
Hong Kong	36,959	22,628	8,750
Malaysia	34,561	14,921	26,474
Belgium	31,043	26,157	16,009
Thailand	26,408	20,291	-
Mexico	17,280	59,078	58,363
Hungary	12,249	6,963	-
Czech	11,937	6,479	-
South Korea	9,970	13,919	-
United Kingdom	9,291	7,507	12,832
Italy	8,930	8,405	1,181
Singapore	8,203	8,458	9,390
Spain	5,295	6,424	3,932
Canada	5,063	10,546	21,846
Other	24,752	29,028	52,852
Total	$734,992	$652,821	$630,754

Property, plant and equipment, net by country are as follows:

	December 31,
	2006	2005
China	$249,917	$228,052
Mexico	2,298	1,912
United States	5,437	4,413
	$257,652	$234,377

18.	Retirement Plans

The Company has a defined contribution retirement savings plan (the Retirement Plan) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company may contribute 1% of employees’ salaries to the Retirement Plan and matches a percentage of the employees’ deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Retirement Plan at the end of each year. The Company’s contributions to the Retirement Plan were $440, $763 and $807 for the years ended December 31, 2006, 2005 and 2004, respectively.

19.	Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2,791, $2,332 and $2,050 for the years ended December 31, 2006, 2005 and 2004, respectively. Research and Development is included in the selling, general and administrative line item on the consolidated statements of operations.

20.	Related Party Transactions

Monitoring and Oversight Agreement

The Company entered into a ten-year monitoring and oversight agreement with an affiliate of Hicks, Muse, Tate & Furst Incorporated (HMTF), which controls a majority of the voting stock of Group, effective as of January 31, 2003. The monitoring and oversight agreement obligates the Company to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF. The consolidated statements of operations include expenses of $1,500, $1,500 and $1,500 for the years ended December 31, 2006, 2005 and 2004, respectively. During 2005, the company made a cash payment of $3,625 to HMTF related to these expenses. At December 31, 2006, $1,500 is included in accrued and other liabilities for amounts due under this agreement. HMTF and its affiliates had a commitment of $5,000 of debt under the 2003 Credit Agreement as of December 31, 2005.

Compensation of Directors

The chairman of the board receives an annual fee of $120 and directors (other than the Chairman) who are not executive officers receive an annual fee of $30. In addition, each Audit Committee member receives an annual fee of $10 and the Chairman of the Audit Committee receives an additional fee of $5. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board and its committees and receive a per diem fee of $1 for additional time spent on the Company’s business. In 2003, Group granted 55,000 stock options with an exercise price of $12.63 per share, which vest over a period of three years, to each of Mr. Steffen, Mr. McGinn, Mr. Vieser and Ms. Gulyas as compensation for their services as members of the board. In addition, in 2004, Mr. Steffen received 50,000 options with an exercise price of $12.63 per share, which vest over a period of 3 years for his service as Chairman of the Board.

Rights Offering

On October 7, 2004, Group completed a Rights Offering whereby they sold 5,555,555 shares of common stock at $9.00 per share to current holders of stock. The proceeds, net of issuance costs, of $47,069 (together with an additional $1,847 cash from other holding company activities of group), were contributed to the Company. The proceeds from such offering are being used for general working capital purposes and in the expansion of our printed circuit board operations in China.

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

Other

Certain affiliates of GSC are stockholders of Group and have the right together with certain other stockholders of Group to designate certain members of Group’s Board of Directors. An affiliate of GSC had a commitment in the amount of $5,000 of debt under the 2003 Credit Agreement as of December 31, 2005.

The Company has a receivable of $804 as of December 31, 2006 and $3,707 as of December 31, 2005 from Group relative to certain expenses paid by the Company for the benefit of Group.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon such evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of each of the directors and executive officers of Viasystems and Group, followed by a description of their business experience during the past five years. The positions held by the directors and executive officers are with Group and Viasystems, unless indicated otherwise. All executive officers are appointed by the Board of Directors of Group and Viasystems and serve at its pleasure. There are no family relationships among any of the executive officers or directors. Unless indicated otherwise, each of the directors and executive officers is a U.S. citizen and the business address of each individual is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105.

Pursuant to the terms of that certain Stockholders’ Agreement dated January 31, 2003, the Board of Directors of Group and Viasystems will consist of at least nine members, including the chief executive officer of the company, five designees of affiliates of Hicks, Muse, Tate & Furst Incorporated (HMTF) and three designees of affiliates of GSCP (NJ), Inc. (GSC) and other non-HMTF stockholders of Group. See Item 13 "Certain Relationships and Related Transactions and Director Independence - Stockholders’ Agreement."

Name	Age	Position
Non-Employee
Directors
Christopher J. Steffen (1) (2)*	65	Chairman
Jack D. Furst	48	Director
Edward Herring (1)	36	Director
Robert F. Cummings Jr. (2)	57	Director
Diane H. Gulyas (2)	50	Director
Robert A. Hamwee (1)	36	Director
Richard A. McGinn (1) (2)	60	Director
Richard W. Vieser (2)	79	Director
Executive Officers
David M. Sindelar	49	Chief Executive Officer and Director
Timothy L. Conlon	55	President, Chief Operating Officer and Director
Gerald G. Sax	46	Senior Vice President and Chief Financial Officer
Joseph S. Catanzaro	54	Senior Vice President and Chief Compliance Officer
Stephen Wong	55	Vice President of Operations-Asia Pacific

(1) Member of the Group and Viasystems Compensation Committee.

(2) Member of the Group and Viasystems Audit Committee.

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

Jack D. Furst has been a Partner of HMTF since 1989, the year in which it was formed. Mr. Furst has approximately 20 years experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of HMTF’s business and has been actively involved in originating, structuring and monitoring its investments. Prior to joining HMTF, Mr. Furst served as a Vice President and subsequently a Partner of Hicks & Haas from 1987 to 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisitions/Corporate Finance Specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers. Mr. Furst serves on the Boards of Directors of Home Interiors & Gifts, Inc. and Activant Solutions Inc.

Edward Herring was elected as a director in August of 2006. Mr. Herring is a Principal of HMTF. Mr. Herring joined HMTF in 1998 and has been involved in a variety of investment transactions spanning multiple industry sectors. Mr. Herring is also a director of Regency Gas Services LLC, BlackBrush Oil & Gas, Inc. and Swift & Company. Prior to joining HMTF, Mr. Herring was an investment banker with Goldman, Sachs & Co.

Robert F. Cummings, Jr. has been a director since January 2003. Mr. Cummings joined GSC in 2002 as Senior Managing Director and is Chairman of the GSC Risk Committee and a former member of the GSC Advisory Board. For the prior 28 years, Mr. Cummings was with Goldman, Sachs & Co., where he was a member of the Corporate Finance Department, advising corporate clients on financing, mergers and acquisitions and strategic financial issues. Mr. Cummings was named a Partner of Goldman Sachs in 1986. He retired in 1998 and was retained as an Advisory Director by Goldman, Sachs & Co. to work with certain clients on a variety of banking matters. Mr. Cummings is a director of ATSI Holdings, GSC Capital Corp., Precision Partners, Inc. and RR Donnelley & Sons Company.

Diane H. Gulyas has been a director since January 2003. Ms. Gulyas is Group Vice President - DuPont Performance Materials and has held such position since April, 2006. Prior to being appointed Group Vice President - DuPont Performance Materials, Ms. Gulyas was the Chief Marketing & Sales Officer of E.I. du Pont de Nemours and Company from April 2004 to April 2006. Before being appointed Chief Marketing & Sales Officer, she was Group Vice President of DuPont Electronics and Communication Technologies, a position she had held from February 2002 until April 2004. Prior to that appointment, Ms. Gulyas served as Vice President and General Manager of the DuPont Advanced Fibers Businesses. Since 1978, Ms. Gulyas has held various positions with DuPont including Executive Assistant to the Chairman of the board and Global Business Director.

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

David M. Sindelar has been a director since August 2001 and Chief Executive Officer since July 2001. Mr. Sindelar served as a director and executive officer when we filed for bankruptcy under chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. He is the managing partner of Hanley Partners, Inc. (a firm that specializes in the acquisition and operation of commercial and industrial manufacturing companies). He also served as Senior Vice President from January 1997 through June 2001 and Chief Financial Officer since our inception through June 2001. Mr. Sindelar was Chief Executive Officer of International Wire Group, Inc. (a designer, manufacturer and marketer of bare and tin-plated copper wire and insulated copper wire) from July 2001 to September 2003, which filed for protection under chapter 11 of the United States Bankruptcy Code on March 24, 2004. He was Chief Executive Officer of LLS Corp. from August 1999 to November 2002, which filed for protection under chapter 11 of the United States Bankruptcy Code on January 16, 2002.

Timothy L. Conlon has been a director, President and Chief Operating Officer since October 1998. Mr. Conlon served as a director and executive officer when we filed for bankruptcy under chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. He is a partner of Hanley Partners, Inc. Prior to joining us, Mr. Conlon was employed as President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998. Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly-owned subsidiary of Berg Electronics Corp., from October 1993 through January 1997.

Gerald G. Sax has been Senior Vice President and Chief Financial Officer since August 2005. Mr. Sax served as Senior Vice President— Supply Chain from February 2003 to August 2005. He also served as Senior Vice President — Europe from July 1999 to January 2003. Mr. Sax served as an executive officer when we filed for bankruptcy under chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. Mr. Sax joined us in November 1998 in the position of Vice President — Corporate Controller. Prior to joining us, Mr. Sax was Vice President — Corporate Controller for Berg Electronics Corp. from September 1995 to October 1998.

Joseph S. Catanzaro has been the Senior Vice President and Chief Compliance Officer since August 2005. Prior to August 2005 Mr. Catanzaro was Senior Vice President and Chief Financial Officer since September 2001. He also served as Senior Vice President — Finance of Group from June 1999 to September 2001. Mr. Catanzaro joined us in October 1998 in the position of Vice President of Business Services. Mr. Catanzaro served as an executive officer when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. Prior to joining us, Mr. Catanzaro was Vice President of Finance of Berg Electronics Corp. from April 1993 to October 1998.

Stephen Wong has been the Vice President/General Manager, Operations of Viasystems Asia Pacific Company Limited, a subsidiary of Viasystems Group, Inc., since 2001. From 1999-2001, Mr. Wong was the Vice President, Operations of Viasystems Asia Pacific Company Limited. From 1997 to 1999, Mr. Wong served as the Vice President, Operations of Kalex Circuit Board Limited. From 1992 to 1997, Mr. Wong was the Vice President of Manufacturing of AST Research (Far East) Limited, a subsidiary of AST Corporation, USA).

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer and other senior financial and accounting officers. A copy of the Code of Ethics has been filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our stock plans and review and approve annually all compensation decisions relating to our senior executive officers.

The compensation programs are designed to remunerate our executives and are intended to provide incentive to senior executives and other employees to maximize stakeholder value, which in turn effects the overall compensation earned by our management.

The Compensation Committee has adopted compensation programs designed to:

(i)	Attract, motivate and retain superior talent;
(ii)	Encourage high performance and promote accountability;
(iii)	Ensure that compensation is commensurate with our annual performance; and
(iv)	Provide performance awards for the achievement of financial and operational targets and strategic objectives that are critical to our long-term growth.

To achieve these objectives, the Compensation Committee has implemented and intends to maintain compensation plans that tie a substantial portion of the executives’ overall compensation in the form of incentive compensation to key financial and operational goals such as achieving year-over-year growth in the business as quantitatively measured by calculating the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA), gross margins on sales, aggregate capital expenditures and other quantifiable goals (collectively, the “Performance Metrics”). The Compensation Committee establishes individual executive compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development, operating in similar markets, taking into account our relative performance and our own strategic goals. In order to benchmark the compensation paid to our senior executives, in 2006 the Compensation Committee asked Wachovia Employer Solutions Group to conduct a survey of similarly situated companies and provide an analysis of our pier group’s executive compensation. After having reviewed the Wachovia survey, the Compensation Committee determined that while our cash based compensation (salary and incentive compensation) is slightly above the median range, our long term incentive awards granted to our senior executives are below the median range. The Compensation Committee is considering adjustments in the compensation structure in the future to increase our long term incentive awards granted to our senior executives over time.

The total compensation of our executive officers may be comprised of (i) base salaries, (ii) cash based incentive compensation under our annual incentive compensation plan, (iii) discretionary cash bonus awards, and (iv) and long-term equity-based incentives in the form of stock options of Viasystems Group, Inc (“Group”). In determining specific components of compensation, the Compensation Committee considers individual performance, the Company’s overall performance, the level of responsibility of the executive, the skills and experience of the executive and other performance based measures. The Compensation Committee reviews and approves all elements of compensation for each of Messrs. Sindelar, Conlon, Sax, Catanzaro and Wong (collectively, the “Named Executive Officers”) taking into consideration recommendations initiated by our chief executive officer as well as information regarding compensation levels for senior executives at similarly situated companies. Our chief executive officer also makes recommendations to the Compensation Committee regarding the compensation of the other Named Executive Officers, and gathers information, including industry resources, benchmark data and other peer compensation information, in responses to requests from the Compensation Committee. Notwithstanding this input and these recommendations, the Compensation Committee determines the compensation of our chief executive officer, president and chief operating officer, chief financial officer and the other Named Executive Officers during their meetings in executive session.

The Compensation Committee designs the annual incentive compensation plan taking into account our strategic goals and certain Performance Metrics. In addition, our Compensation Committee annually performs a review of all of our compensation policies, including policies and strategy relating to executive compensation, as well as the appropriate mix of base salary, cash-based incentive compensation and long-term incentive compensation. The Compensation Committee also reviews and approves all annual incentive compensation, stock option awards and discretionary cash bonus awards.

Our chief executive officer, chief operating officer and president, chief financial officer, and vice president of human resources set salaries and incentive compensation opportunities for employees below the Named Executive Officer level. Our chief executive officer submits recommendations with respect to option awards for our employees at all levels to the Compensation Committee. Our Named Executive Officers also make recommendations with respect to salary, incentive compensation and discretionary cash bonus awards for our vice presidents and other members of our management.

The Compensation Committee regards compensation of the chief executive officer to be among its most important responsibilities. The Compensation Committee believes that the chief executive officer should be properly incentivized and properly rewarded for the performance of his duties. The Compensation Committee provides incentive to the chief executive officer to lead the business in a direction that will maximize the value of the enterprise. The Compensation Committee has determined that a significant portion of our chief executive officer’s compensation should be provided in the form of a non-equity incentive opportunity conditioned upon the achievement of (i) certain defined Performance Metrics and (ii) certain defined management incentive compensation objectives.

Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the Compensation Committee’s desire to have the flexibility to tailor each executive’s compensation and to attract and retain top flight executives.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary. Base salaries for our executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the median salaries of individuals in comparable positions at similarly situated companies. Base salaries of our Named Executive Officers are reviewed annually by the Compensation Committee and may be adjusted from time to time at the Compensation Committee’s discretion.

Annual Incentive Compensation Plan. Each year the Compensation Committee establishes an annual incentive compensation plan to promote the achievement of our financial performance objectives that is based on the Performance Metrics and is designed to motivate our executives toward the achievement of individual and business unit performance objectives.

In 2006, the Compensation Committee used the Company’s total aggregate adjusted EBITDA to measure our performance when determining management’s incentive compensation because adjusted EBITDA facilitates performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the book amortization of intangibles (affecting relative amortization expense), the age and book value of facilities and equipment (affecting relative depreciation expense) and certain non-cash or non-operating changes in the Company’s performance. Target incentive compensation opportunities for each participant in the annual incentive compensation plan are established as a percentage of base salary, using survey data for individuals in comparable positions and markets as well as internal comparisons. Incentive compensation amounts are intended to provide total cash compensation at the median for individuals in comparable positions and markets when target performance is achieved. For our Named Executive Officers, the Compensation Committee sets collective goals or management bonus objectives that will drive the Company’s business on a strategic path while also driving the financial performance of the Company. The Compensation Committee sets management bonus objectives each year. In order to achieve 100% of their incentive compensation opportunity, our Named Executive Officers, as a group, must meet such management bonus objectives. In 2006, 15% of each Named Executive Officer’s cash-based incentive compensation opportunity was awarded based on reaching the established management bonus objectives and 85% was awarded based on the Company’s adjusted EBITDA performance.

Each employee that participates in the annual incentive compensation plan is assigned a cash-based incentive compensation opportunity that is a percentage of such employee’s base salary for the subject year. At the beginning of 2006, the Compensation Committee established an adjusted EBITDA target for the Company of $78,000,000, and set the management bonus objectives for the Named Executive Officers. The Compensation Committee then created a formula for a graduated scale of the projected incentive payments that would be made pursuant to the plan based on the Company’s 2006 adjusted EBITDA performance. The graduated scale was a mathematical equation that calculated the incentive compensation that was to be paid out as a function of adjusted EBITDA. Pursuant to the plan established by the Compensation Committee for 2006, each participant was to receive 50% of their incentive compensation opportunity if the Company achieved 90% of the target adjusted EBITDA, 100% of their incentive compensation opportunity if the Company achieved adjusted EBITDA of 100% of the target adjusted EBITDA, and up to 200% of each individual’s incentive compensation opportunity if the Company achieved 120% of the target adjusted EBITDA. Each individual’s incentive compensation is capped at 200% of such individual’s incentive compensation opportunity. The adjusted EBITDA targets was set by the Compensation Committee at a level in line with our internal budget and require growth well in excess of average growth in our industry. The Compensation Committee is considering alternatives to our 2007 annual incentive compensation plan to include Performance Metrics other than adjusted EBITDA that must be achieved by the Company for employees to achieve potential incentive compensation opportunities.

In addition to the incentive awards that may be granted pursuant to our performance as measured against the Performance Metrics set by the Compensation Committee, pursuant to the terms of our annual incentive compensation plan, the Compensation Committee has the authority to grant discretionary based awards to one or more employees for exceptional achievement during the year.

Stock Options. Our Compensation Committee oversees the administration of Group’s 2003 Stock Option Plan. Historically, our board and Compensation Committee have made stock option grants at an employee’s commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention objectives. Although the Compensation Committee has the authority to grant restricted stock and stock appreciation rights under our 2003 Stock Option Plan, to date the Compensation Committee has elected only to grant awards of stock options to our employees. In making awards of stock options, the Compensation Committee has considered the recommendations of the Company’s chief executive officer.

Most of the stock options issued to our Named Executive Officers were issued at the time the 2003 Stock Option Plan was adopted by our full Board of Directors, when the Company emerged from bankruptcy on January 31, 2003. As of January 31, 2003 Group’s common stock was valued at $12.63 per share. Since 2003, because there is no active market in our common stock, all subsequent issuances of options under the 2003 Stock Option Plan have been issued at the exercise price of $12.63.

We expect to continue to use stock options as our primary long-term incentive vehicle because:

•	stock options and the related vesting period help attract and retain executives;
•	the value received by the recipient of a stock option is based on the growth of the enterprise value of Group; and
•
stock options help to provide a balance to the overall executive compensation program as base salary and our annual incentive compensation plan focus on short-term compensation, while stock options reward executives for increases in the overall enterprise value of Group.

In determining the number of stock options to be granted to executives, the Compensation Committee takes into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the value of the stock options in relation to other elements of the individual executives’ total compensation.

Stock option holders recognize taxable income from stock option awards when a vested option is exercised. Group would generally receive a corresponding tax deduction for compensation expense in the year of exercise. The amount included in the employee’s wages, and the amount Group may deduct is equal to the common stock price when the stock options are exercised less the exercise price multiplied by the number of stock options exercised. Group does not pay or reimburse any employee for any taxes due upon exercise of a stock option.

Other Benefits.

General Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, long and short-term disability and life insurance, in each case on the same basis as our other employees. We also offer to senior management, including our Named Executive Officers, additional benefits, such as paid transportation and parking costs. Each of the employment contracts with Messrs. Sindelar, Conlon, Sax and Catanzaro contain provisions that require the Company to pay all medical expenses for them for the remainder of their lifetime and the lifetime of their spouse under certain conditions contained in their respective contracts.

401(k) Defined Contribution Plan. All employees may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. All eligible full-time and part-time employees who meet certain age and service requirements may participate. We make matching contributions to the 401(k) Plan equal to 50% of each participating employee’s contribution, up to $6,600. In 2006, all of our Named Executives Officers participated in the Plan.

2006 Executive Base Salary and Incentive Compensation Determinations

David M. Sindelar
Mr. Sindelar’s employment agreement with the Company provides for a base salary of not lower than $920,000 and certain other benefits and incentive opportunities. In structuring and reviewing the chief executive officer’s compensation for 2006, the Compensation Committee considered the Company’s financial performance in Fiscal 2004 and 2005, the total compensation package and value of incentive awards to chief executive officer’s at similarly situated companies, and Mr. Sindelar’s performance during his tenure with the Company.

In 2006 Mr. Sindelar received a base salary of $954,000 (which included a car allowance) and received an annual incentive compensation plan award of $1,058,000. Mr. Sindelar’s salary did not increase in 2006. Under our annual incentive compensation plan, Mr. Sindelar’s cash based incentive award opportunity was set at 100% of his base salary if the Company reached 100% of its targeted adjusted EBITDA and the Named Executive Officers meet all of the management bonus objectives set by the Compensation Committee. Because the Company achieved adjusted EBITDA above the target level set by the Compensation Committee for 2006, and based on the determination by the Compensation Committee that Mr. Sindelar lead the Named Executive Officers and the Company to accomplish all of the management bonus objectives set by the Compensation Committee for 2006, Mr. Sindelar received more than 100% of his salary as a cash based incentive award for 2006. The Compensation Committee had previously granted Mr. Sindelar 420,000 stock options and therefore determined that no additional stock options should be granted to Mr. Sindelar in 2006.

Timothy L. Conlon
Mr. Conlon’s employment agreement with the Company provides that his base salary is not to be less than $550,000. The Compensation Committee reviewed the compensation data for presidents and chief operating officers of similarly situated companies to determine Mr. Conlon’s compensation package for 2006. Under our annual incentive compensation plan, Mr. Conlon’s cash-based incentive award opportunity was set at 100% of his base salary if the Company reached 100% of its targeted adjusted EBITDA and the Named Executive Officers meet all of the management bonus objectives set by the Compensation Committee. In 2006, Mr. Conlon received a salary of $573,000 (which included a car allowance) and earned incentive compensation of $632,500. Mr. Conlon’s base salary did not increase in 2006. Mr. Conlon’s incentive compensation was granted due to the Company’s 2006 financial performance above target adjusted EBITDA and the determination by the Compensation Committee that Mr. Conlon assisted in leading the Company’s senior executive team to achieve all of the management bonus objectives set at the beginning of 2006. The Compensation Committee had previously granted Mr. Conlon 400,000 stock options and therefore determined that no additional stock options should be granted to Mr. Conlon in 2006.

Gerald G. Sax
Mr. Sax’s employment agreement with the Company provides that his base salary in not to be less than $360,000. The Compensation Committee reviewed compensation data for chief financial officers of similarly situated companies to determine Mr. Sax’s base compensation package. Under our annual incentive compensation plan, Mr. Sax’s cash based incentive award opportunity was set at 65% of his base salary if the Company reached 100% of its targeted adjusted EBITDA and the Named Executive Officers meet all of the management bonus objectives set by the Compensation Committee. In 2006, Mr. Sax received a salary of $387,000 (which included a car allowance and gross-ups for medical claims). Mr. Sax earned incentive compensation of $289,100 because the Company exceeded its target adjusted EBITDA and because the Company’s Named Executive Officers helped lead the Company to achieve all of the management bonus objectives set at the beginning of 2006. Mr. Sax’s salary did not increase in 2006. The Compensation Committee had previously granted Mr. Sax 200,000 stock options and therefore determined that no additional stock options should be granted to Mr. Sax in 2006.

Joseph S. Catanzaro
Mr. Catanzaro’s employment agreement with the Company provides that his base salary is not to be less than $257,000. The Compensation Committee reviewed the compensation data for chief compliance officers for similarly situated companies to determine Mr. Catanzaro’s compensation package for 2006. Under our annual incentive compensation plan, Mr. Catanzaro’s cash based incentive award opportunity was set at 65% of his base salary if the Company reached 100% of its targeted adjusted EBITDA and the Named Executive Officers meet all of the management bonus objectives set by the Compensation Committee. In 2006, Mr. Catanzaro received a salary of $285,000(which included a car allowance and gross-ups for medical claims). Mr. Catanzaro earned incentive compensation of $201,805 for 2006 because the Company’s 2006 financial performance was above target adjusted EBITDA and the Company’s Named Executive Officers helped lead the Company to achieve all of the management bonus objectives set at the beginning of 2006. The Compensation Committee had previously granted Mr. Catanzaro 160,000 stock options and therefore determined that no additional stock options should be granted to Mr. Catanzaro in 2006. Mr. Catanzaro’s base salary did not increase in 2006.

Steven Wong
The Compensation Committee reviewed the compensation data for chief operating officers in and around the Asia Pacific region to determine Mr. Wong’s compensation package for 2006. Under our annual incentive compensation plan, Mr. Wong’s cash based incentive award opportunity was set at 35% of his base salary if the Company reached 100% of its targeted adjusted EBITDA and the Named Executive Officers meet all of the management bonus objectives set by the Compensation Committee. In 2006 Mr. Wong received a base salary of $408,162 and received incentive compensation of $171,943. Mr. Wong’s base salary did not increase in 2006. Mr. Wong’s incentive compensation was granted due to the Company’s 2006 financial performance above target adjusted EBITDA and the determination that the Company’s Named Executive Officers helped lead the Company to achieve all of the management bonus objectives set at the beginning of 2006. The Compensation Committee has previously granted Mr. Wong 30,000 stock options and therefore determined that no additional stock options should be granted to Mr. Wong in 2006.

Summary Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2006 by our Chief Executive Officer, Chief Financial Officer and our five other most highly compensated executive officers for such fiscal year.

SUMMARY COMPENSATION TABLE
Name of Participant, Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards(7)	Non-Equity Incentive Plan Compensation(8)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other Compensation	Total

David M. Sindelar, Chief Executive Officer	2006	$953,994(3)	-	-	$167,875	$1,058,000	$6,600	$46,364(9)(11)	$2,232,833

Timothy L. Conlon, President and Chief Operating Officer	2006	$572,663(3)	-	-	$164,221	$632,500	$6,600	$33,480(9)(10)(11)	$1,410,500

Gerald G. Sax, Chief Financial Officer	2006	$379,810(3)(4)	$20,000(5)	-	$169,325	$269,100	$6,600	$15,534(9)	$860,369

Stephen Wong, Vice President of Operations Asia Pacific	2006	$408,162	-	-	$4,908	$171,473	-	$34,022(12)(13)	$618,565

Joseph S. Catanzaro, Chief Compliance Officer	2006	$285,094(3)(4)	-	-	$42,249	$201,825	$5,754	-	$534,922

David J. Webster(1)	2006	$162,333(3)	$995,987(6)	-	$106,895	-	$6,600	$18,418(9)	$1,290,233

Steven Tang (2)	2006	$433,822	-	-	$131,348	$216,256	-	$118,147(9)(14)(15)	$899,573

(1)  Mr. Webster’s employment with the Company terminated on May 1, 2006.
(2)  Mr. Tang’s employment with the Company terminated in January 20, 2007.
(3)  Includes a car allowance.
(4)  Includes gross up for medical claims.
(5)  Bonus paid to Mr. Sax in connection with the sale of our wire harness business.
(6)  One time payment pursuant to letter agreement dated June 15, 2005.
(7)  Amount reflects the compensation cost for the year ended December 31, 2006 of the Named Executive Officer’s options, calculated in accordance with
           SFAS 123(R) and using a Black-Scholes valuation method.
(8)  Includes bonus paid in 2007 for incentive compensation earned in 2006 under the Company’s annual incentive compensation plan.
(9)  Includes club dues, financial consulting services, medical and dental claims/provisions, supplemental life insurance.
(10)  Includes tickets to sporting events and spouse tag along travel.
(11)  Includes designation of charitable donations by the Company.
(12)  Includes life insurance premiums.
(13)  Includes retirement matching under Hong Kong retirement plan of $30,612.
(14)  Includes retirement matching under the Hong Kong retirement plan of $32,537.
(15)  Includes expenses for a car, driver and parking in Hong Kong of $70,965.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2006 to our chief executive officer, chief financial officer and our other named executive officers for such fiscal year.

Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of Securities Underlying Options	Exercise or Base Price of Option awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold ($)	Target ($)	Maximum ($)
David M. Sindelar	-	460,000	920,000	1,840,000	-	-	-	-	-	-	-	-
Timothy L. Conlon	-	275,000	550,000	1,100,000	-	-	-	-	-	-	-	-
Gerald G. Sax	-	117,000	234,000	486,000	-	-	-	-	-	-	-	-
Stephen Wong	-	71,500	143,000	286,000	-	-	-	-	-	-	-	-
Joseph Catanzaro	-	87,750	175,500	351,000	-	-	-	-	-	-	-	-
(1)  Pursuant to our 2006 incentive compensation plan if the Company achieve 90% of its target goal of adjusted EBITDA.
(2)  Pursuant to our 2006 incentive compensation plan if the Company achieve 100% of its target goal of adjusted EBITDA.
(3)  Pursuant to our 2006 incentive compensation plan if the Company achieve 120% of its target goal of adjusted EBITDA.

Discussion of Summary Compensation and Plan-Based Awards Tables

David M. Sindelar
Mr. Sindelar entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of October 13, 2003, as amended. Pursuant to his employment agreement, Mr. Sindelar will serve as Chief Executive Officer of Group through January 31, 2008, unless terminated earlier by Group or Mr. Sindelar. Mr. Sindelar is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall management of Group and its subsidiaries. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $920,000, subject to upward adjustment, and additional compensation that may be used by Mr. Sindelar to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Sindelar is eligible to receive a bonus, in an amount determined in accordance with our annual incentive compensation plan.

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

Timothy L. Conlon
Mr. Conlon entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003. Pursuant to his employment agreement, Mr. Conlon will serve as President and Chief Operating Officer of Group through January 31, 2008, unless terminated earlier by Group or Mr. Conlon. Mr. Conlon is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Conlon under his executive employment agreement includes an annual base salary of not less than $550,000, subject to upward adjustment, and additional compensation that may be used by Mr. Conlon to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Conlon is eligible to receive a bonus, in an amount determined in accordance with our annual incentive compensation plan.

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

As of March 1, 2007, the Company assigned Mr. Conlon to an assignment to live and work in the Company’s Hong Kong office. The Company has agreed to pay for Mr. Conlon’s expatriate expenses including tax gross ups and equalization, expenses for living quarters and other related expenses.

Gerald G. Sax
Mr. Sax entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of August 15, 2005. Pursuant to his employment agreement Mr. Sax will serve as Senior Vice President and Chief Financial Officer of Group until his termination pursuant to the terms of his employment agreement. Mr. Sax is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Sax under his executive employment agreement includes an annual base salary of not less that $360,000, and additional compensation that may be used by Mr. Sax to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Sax is eligible to receive a bonus, in an amount determined in accordance with our annual incentive compensation plan.

Mr. Sax’s employment agreement also provides that if Mr. Sax’s employment is terminated without cause, Mr. Sax will continue to receive his then current salary, which shall not be less than $360,000 for a period of eighteen months following such termination and a payment of 65% of his annual salary in lieu of annual incentive compensation. The executive employment agreement terminates upon Mr. Sax’s death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of eighteen months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse’s lifetime.

David J. Webster
Mr. David J. Webster entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003. Pursuant to his employment agreement, Mr. Webster served as Chief Administrative Officer of Group through April 30, 2006. As of April 30, 2006, Mr. Webster resigned his position with Group. Pursuant to the terms of his separation from the Company, Mr. Webster received a transaction bonus of $995,987 upon consummation of the sale of our wire harness business, and Mr. Webster and Group agreed to release each other from all rights and obligations under his employment agreement, except that Group and its subsidiaries remain bound to provide medical benefits to Mr. Webster and his spouse for his and his spouse’s lifetime. Currently, Mr. Webster and his spouse enjoy medical benefits for the remainder of his lifetime and his spouse’s lifetime from FCI Corporation, and therefore Mr. Webster does not utilize the medical benefits available to him from the Company. Mr. Webster also retained the Group stock options granted to him. The compensation provided to Mr. Webster under his executive employment agreement during 2006 consisted of four months of his annual base salary and other benefits of approximately $162,000.

Joseph S. Catanzaro
Mr. Catanzaro entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003. Pursuant to his employment agreement Mr. Catanzaro will serve as Chief Compliance Officer of Group until his termination pursuant to the terms of his employment agreement. Mr. Catanzaro is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Catanzaro under his executive employment agreement includes an annual base salary of not less that $257,000, and additional compensation that may be used by Mr. Catanzaro to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Catanazaro is eligible to receive a bonus, in an amount determined in accordance with our annual incentive compensation plan. Mr. Catanzaro’s employment agreement also provides that if Mr. Catanzaro’s employment is terminated without cause, Mr. Catanzaro will continue to receive his then current salary, which shall not be less than $257,000 for a period of eighteen months following such termination. The executive employment agreement terminates upon Mr. Catanzaro’s death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of eighteen months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse’s lifetime.

Steven Tang
In 2006 Mr. Tang received a salary of $433,822 and received incentive compensation of $216,256. Mr. Tang’s 2006 incentive compensation was granted due to the Company’s 2006 financial performance above target adjusted EBITDA and the determination that the Company’s Named Executive Officers achieved all of the management bonus objectives set at the beginning of 2006. In addition, pursuant to Hong Kong law, the Company contributed $32,537 as matching pension savings for Mr. Tang and the Company incurred expenses of $70,965 for the services of a car and driver, parking in Hong Kong for Mr. Tang.

On January 20, 2007 Mr. Tang resigned from his position as President, Asia Pacific. The Company and Mr. Tang have agreed that each have satisfied all obligations owed to one another and separated on amicable terms.

Steven Wong
Mr. Wong has an employment arrangement with the Company that provides for 3 months pay of his current salary in the event of termination of his employment for any reason. In addition, Mr. Wong is eligible to receive incentive compensation, in an amount determined in accordance with our annual incentive compensation plan.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2006 with respect to our chief executive officer, chief financial officer and our five other most highly compensated executive officers for such fiscal year.

Outstanding Equity Awards at Fiscal Year-End Table
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Sindelar	350,000	-	-	12.63	1/31/2013
	46,666	23,334		12.63	8/17/2014
Timothy Conlon	330,000	-	-	12.63	1/31/2013
	46,666	23,334		12.63	8/17/2014
Gerald Sax	60,000	-	-	12.63	1/31/2013
	10,000	5,000		12.63	8/17/2014
	41,666	83,334		12.63	8/8/2015
Joseph S. Catanzaro	150,000	-	-	12.63	1/31/2013
	6,666	3,334		12.63	8/17/2014
David J. Webster(2)	260,000	-	-	12.63	1/31/2013
	26,666	13,334	-	12.63	8/17/2014
Stephen Wong	30,000	-	-	12.63	1/31/2013
Steven Tang(3)	150,000	-	-	12.63	1/31/2007
	46,666	23,334	-	12.63	8/17/2007
(1)  All options have a vesting schedule of (i) 33% on the date of grant; (ii) 33% 2 years following the date of grant; and (iii) 33% 3 years after the date of grant.

(2)  Mr. Webster’s employment terminated on May 1, 2006, but Mr. Webster retained his options after the termination of his employment.

(3)  Mr. Tang resigned and forfeited all of his rights under his options in January 2007.

Options Exercised and Stock Vested

None of our Named Executive Officers or former executive officers exercised any stock options or similar awards during the fiscal year 2006. The following table sets forth certain information with respect to stock option vesting during the fiscal year ended December 31, 2006 with respect to our chief executive officer, chief financial officer and our five other most highly compensated executive officers for such fiscal year.

Option Exercises and Stock Vested
Name	Number of Shares Acquired in Exercise of Options	Number of Options Vested during 2006	Total Number of Options Vested
David M. Sindelar	-	139,999	396,666
Timothy L. Conlon	-	133,333	376,666
Gerald G. Sax	-	25,000	111,666
Steven Tang(1)	-	-	-
David J. Webster	-	99,999	286,666
Joseph S. Catanzaro	-	53,333	156,666
Stephen Wong	-	10,000	30,000

(1) Mr. Tang resigned in January of 2007 and forfeited all of his options.

Pension Benefits

None of our Named Executive Officers or former executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation

We do not have any non-qualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

Our Company has entered into employment agreements with Messrs. Sindelar, Conlon, Sax and Catanzaro. Specific provisions regarding payments on termination are provided below. Dollar amounts are estimates based on salary as of December 31, 2006 and benefits paid to the Named Executive Officer in fiscal year 2006.

David M. Sindelar

Voluntary Termination by the Executive or Termination for Cause:

Mr. Sindelar and his spouse are entitled to continue to receive life and medical benefits upon voluntary termination or termination for cause. All other benefits and remuneration cease upon the voluntary termination by Mr. Sindelar or termination for cause.

Termination by the Company without Cause or upon death or disability:

If Mr. Sindelar is terminated by the Company without cause (as defined in Mr. Sindelar’s Employment Agreement) or upon Mr. Sindelar’s death or disability, Mr. Sindelar will continue to receive the following benefits for a period of eighteen months: (i) his then current salary, which shall not be less than $920,000, (ii) his annual bonus amount, (iii) fringe benefits customarily afforded to executives of the Company; (iv) reimbursement of the expense to own and maintain an automobile; and (v) lifetime medical benefits for himself and his spouse.

Termination Following a Change in Control:

There is no provision in Mr. Sindelar’s contract that specifically allows for any payment to Mr. Sindelar in the event of a change in control.

Timothy Conlon

Voluntary Termination by the Executive or Termination for Cause:

Mr. Conlon and his spouse are entitled to continue to receive life and medical benefits upon voluntary termination or termination for cause. All other benefits and remuneration cease upon the voluntary termination by Mr. Conlon or termination for cause.

Termination by the Company without Cause or upon death or disability:

If Mr. Conlon is terminated by the Company without cause (as defined in Mr. Conlon’s Employment Agreement) or upon Mr. Conlon’s death or disability, he is entitled to the following benefits for eithteen months: (i) his annual salary, which is not to be less than $550,000; (ii) fringe benefits customarily afforded to executives of the Company; (iii) reimbursement of the expense to own and maintain an automobile; and (iv) lifetime medical benefits for himself and his spouse.

Termination Following a Change in Control:

There is no provision in Mr. Conlon’s contract that specifically allows for any payment to Mr. Conlon in the event of a change in control.

Gerald G. Sax

Voluntary Termination by the Executive or Termination for Cause:

Mr. Sax and his spouse are entitled to continue to receive life and medical benefits upon voluntary termination or termination for cause. All other benefits and remuneration cease upon the voluntary termination by Mr. Sax or termination for cause.

Termination by the Company without Cause or upon death or disability:

If Mr. Sax is terminated by the Company without cause (as defined in Mr. Sax’s Employment Agreement) or upon Mr. Sax’s death or disability, he is entitled to the following benefits: (i) no less than $360,000 in annual salary for a period of eighteen (18) months (or $540,000); (ii) a one time payment of $234,000; (iii) fringe benefits customarily afforded to executives of the Company for eighteen (18) months; (iv) reimbursement of the expense to own and maintain an automobile for a period of eighteen (18) months; and (v) lifetime medical benefits for himself and his spouse.

Termination Following a Change in Control:

There is no provision in Mr. Sax’s contract that specifically allows for any payment to Mr. Sax in the event of a change in control.

Joseph Catanzaro

Voluntary Termination by the Executive or Termination for Cause:

All benefits and remuneration cease upon the voluntary termination by Mr. Catanzaro or termination for cause.

Termination by the Company without Cause or upon death or disability:

If Mr. Catanzaro is terminated by the Company without cause (as defined in Mr. Catanzaro’s Employment Agreement) or upon Mr. Catanzaro’s death or disability, he is entitled to the following benefits: (i) no less than $257,000 in annual salary for a period of eighteen (18) months; (ii) fringe benefits customarily afforded to executives of the Company for eighteen (18) months; and (iii) reimbursement of the expense to own and maintain an automobile for a period of eighteen (18) months. In addition, in the event that Mr. Catanzaro’s termination without cause takes place after a change of control, Mr. Catanzaro will receive lifetime medical benefits for himself and his spouse.

Termination Following a Change in Control:

There is no provision in Mr. Catanzaro’s contract that specifically allows for any payment to Mr. Catanzaro in the event of a change of control, except that in the event that Mr. Catanzaro’s employment is terminated without cause after a change of control, Mr. Catanzaro and his wife will receive lifetime medical benefits.

Compensation of Directors

The chairman of the board receives an annual fee of $120,000 and directors (other than the Chairman) who are not executive officers receive an annual fee of $30,000. In addition, each Audit Committee and Compensation Committee member receives an annual fee of $10,000 and the Chairman of each of the Audit Committee and Compensation Committee receives an additional fee of $5,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board and its committees and receive a per diem fee of $1,000 for additional time spent on the Company’s business. The Company also has granted 55,000 stock options with an exercise price of $12.63 per share, which vest over a period of three years, to each of Mr. Steffen, Mr. McGinn, Mr. Vieser and Ms. Gulyas as compensation for their services as members of the board. In addition, Mr. Steffen received 50,000 options with an exercise price of $12.63 per share, which vest over a period of 3 years for his service as Chairman of the Board.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards($)	Option Awards ($)	Total ($)
Christopher Steffen	140,000	-	164,260	304,260
Jack Furst	30,000 (1)	-	-	30,000
Edward Herring	30,000 (1)	-	-	30,000
Robert Hamwee	40,000(2)	-	-	40,000
Robert Cummings	40,000(2)	-	-	40,000
Diane Gulyas	40,000	-	12,454	52,454
Richard Vieser	45,000	-	12,454	57,454
Richard McGinn	55,000	-	12,454	67,454
David Sindelar(3)	-	-	167,875	167,875
Timothy Conlon(4)	-	-	164,221	164,221
(1) Compensation paid directly from the Company to HMTF.
(2) Compensation paid directly from the Company to GSC.
(3) Mr. Sindelar’s compensation outlined in this table is also included in the total compensation column of the Summary Compensation table.
(4) Mr. Conlon’s compensation outlined in this table is also included in the total compensation column of the Summary Compensation table.

Compensation Committee Interlocks and Insider Participation

None.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Viasystems, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD
OF VIASYSTEMS, INC.

Richard McGinn
Chairman of the Compensation Committee

Christopher Steffen
Member of the Compensation Committee

Robert Hamwee
Member of the Compensation Committee

Edward Herring
Member of the Compensation Committee

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Group owns 100% of our capital stock. The following table sets forth, as of December 31, 2006, information regarding the beneficial ownership of Group's common stock by each person who beneficially owned more than 5% of any class of Group's voting securities and by its directors and named executive officers, individually, and by its directors and executive officers as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Common
	Ownership (1)	Stock
5% Stockholders:
HMTF Parties (2)	17,157,579	53.7%
c/o HM Capital Partners 200 Crescent Court, Suite 1600 Dallas, Texas 75201

GSC Parties (3)	10,459,626	33.8%
c/o GSC Partners 500 Campus Drive, Suite 220 Florham Park, New Jersey 07932

Fidelity Parties(4)	2,053,390	7.1%
82 Devonshire Street Boston, Massachusetts 02109

Officers and Directors:
Jack D. Furst (5)	17,157,579	53.7%
Edward Herring	-	-
Richard W. Vieser (6)	55,000	*
Robert F. Cummings	-	-
Diane H. Gulyas (6)	55,000	*
Robert A. Hamwee (3)	10,459,626	33.8%
Richard A. McGinn (6)	55,000	*
Christopher J. Steffen (6)	88,333	*
David M. Sindelar (6)	396,666	1.4%
Timothy L. Conlon (6)	376,666	1.3%
Gerald G. Sax (6)	111,666	*
Joseph S. Catanzaro (6)	156,666	*
Stephen Wong (6)	30,000	*
All executive officers and directors as a group (13 persons)	28,942,202	81.8%

* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants or other convertible securities (such as the class B senior convertible preferred stock) that are currently exercisable or exercisable within 60 days of December 31, 2006, are deemed to be outstanding and to be beneficially owned by the person holding those options, warrants or other convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

•
9,873,369 shares of common stock and 2,177,356 shares of class B senior convertible preferred stock (currently convertible into 3,074,196 shares of common stock) held of record by Pearl Street II, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of HMTF.

(3)	These figures include:

GSC Recovery II, L.P. (Recovery II) owns 4,277,483 shares of common stock (which includes 2,893,887 shares of common stock and 1,383,596 shares of common stock issuable upon conversion of 979,957 shares of Class B Senior Convertible Preferred Stock); GSC Recovery IIA, L.P. (Recovery IIA) owns 5,067,934 shares of common stock (which includes 4,357,448 shares of common stock and 710,486 shares of common stock issuable upon conversion of 503,215 shares of Class B Senior Convertible Preferred Stock); GSC Partners CDO Fund, Limited (CDO) owns 654,801 shares of the Company’s common stock; and GSC Partners CDO Fund II, Limited (CDO II) owns 459,408 shares of the Company’s common stock. By virtue of his relationship (described below) with Recovery II, Recovery IIA, CDO, and CDO II, Mr. Hamwee may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of, the shares of common stock of the Company owned by Recovery II, Recovery IIA, CDO, and CDO II. Mr. Hamwee disclaims beneficial ownership of the Company’s common stock except to the extent of his pecuniary interest in such stock.

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

(4)	These figures include:

The Fidelity entities identified above are either an investment company or a portfolio of an investment company registered under Section 8 of the Investment Company Act of 1940, as amended, or a private investment account advised by Fidelity Management & Research Company (FMR Co.). FMR Co. is a Massachusetts corporation and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, as amended, and provides investment advisory services to each of such Fidelity entities identified above, and to other registered investment companies and to certain other funds which are generally offered to a limited group of investors. FMR Co. is a wholly-owned subsidiary of FMR Corp., a Delaware corporation.

(5)
Mr. Furst is a partner, stockholder and member of the management committee of HMTF and, accordingly, may be deemed to beneficially own all or a portion of the shares of Holding Common Stock beneficially owned by the HMTF Parties described above. Mr. Furst disclaims beneficial ownership of shares of Group’s Common Stock not owned of record by him.

(6)	Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Viasystems has a Code of Business Conduct which governs, in part, review and approval of transactions between Viasystems and an affiliated party. All affiliated transactions must be disclosed to the Company’s General Counsel and, if such transaction is material under the relevant SEC codes, such proposed transaction will be submitted to Viasystems’ Audit Committee for approval.

Stockholders Agreement

On January 31, 2003, we entered into a Stockholders Agreement (the Stockholders Agreement) with certain persons acquiring shares of Group capital stock in connection with our Chapter 11 reorganization, including HMTF, which controls a majority of the voting stock of Group, and certain affiliates of GSC.

The Stockholders Agreement provides that our Board of Directors will be comprised of at least nine members as follows: our chief executive officer; five members designated for election by affiliates of HMTF; and three members designated for election by affiliates of GSC and the other non-HMTF stockholder parties to the Stockholders Agreements other than HMTF. In addition, affiliates of HMTF, on the one hand, and affiliates of GSC and the other non-HMTF stockholder parties to the Stockholders Agreement other than HMTF, on the other hand, have the right to jointly designate additional members to our Board of Directors. The five directors designated by affiliates of HMTF are Mr. Furst, Mr. Rosen, Mr. McGinn, Mr. Vieser and Mr. Conlon. The three directors designated by affiliates of GSC and other non-HMTF stockholders are Mr. Cummings, Mr. Hamwee and Ms. Gulyas. Mr. Steffen is a jointly nominated director and Mr. Sindelar holds the remaining seat as our chief executive officer. The Stockholders Agreement also provides that the Compensation Committee of our Board of Directors will be comprised of two members designated by the HMTF board designees and one member designated by the GSC and non-HMTF stockholders’ board designees, so long as such individuals are qualified to serve in such capacity.

To the extent that the affiliates of HMTF or the affiliates of GSC and the other non-HMTF stockholders dispose of shares of common stock held by them, such constituency’s right to designate directors for election (and to appoint Compensation Committee members) shall be reduced as follows:

Percentage of Common Stock Disposed of by Affiliates of HMTF	Number of Designated Directors	Number of Compensation Committee Members
More than 20% but equal to or less than 40%	4	2
More than 40% but equal to or less than 60%	3	2
More than 60% but equal to or less than 80%	2	1
More than 80% but equal to or less than 90%	1	1
More than 90%.....................................................	0	0

Percentage of Common Stock Disposed of by Affiliates of GSC and Other Non-HMTF Stockholders	Number of Designated Directors	Number of Compensation Committee Members
More than 30% but equal to or less than 60%	2	1
More than 60% but equal to or less than 90%	1	1
More than 90%....................................................	0	0

Monitoring and Oversight Agreement

Viasystems entered into a ten-year monitoring and oversight agreement with an affiliate of HMTF, effective as of January 31, 2003. Under the monitoring and oversight agreement, Viasystems is required to pay HMTF an annual fee, payable quarterly, for oversight and monitoring services equal to the lesser of (1) 2% of its consolidated EBITDA for such year and (2) $1.5 million. The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HMTF may elect to defer the payment of their fees, in which case these amounts will become due and payable at such time as HMTF elects to require the payment of these obligations. The monitoring and oversight agreement makes available the resources of HMTF concerning a variety of financial and operational matters. These services have been provided not only by Mr. Furst and Mr. Herring, outside the scope of their duties as our directors, but also from numerous other principals and employees of HMTF. Mr. Furst and Mr. Herring are each principals of HMTF. HMTF has performed various monitoring and oversight services, including providing input in management’s establishment of Viasystems’ financial and strategic acquisition plans. HMTF monitors the viability and implementation of Viasystems’ strategic plan through actions such as review of monthly financial data, management briefings and facility visits. HMTF is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement. In addition, Viasystems has agreed to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by HMTF under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF.

Director Independence

Our board of directors is elected in accordance with the Stockholders’ Agreement.  We do not, therefore, have a designated Nominating Committee of the board of directors.  Our board of directors has, however, separately designated both a Compensation Committee and an Audit Committee.  The Compensation Committee is comprised of the following members of the board of directors:  Christopher J. Steffen, Edward Herring, Robert A. Hamwee and Richard A. McGinn.  The Audit Committee is comprised of:  Mr. Steffen, Robert F. Cummings, Jr., Diane H. Gulyas, Mr. McGinn and Richard W. Vieser.

We are not listed on a national securities exchange or an automated inter-dealer quotation system of a national securities association, and we are not subject to either the listing standards of the New York Stock Exchange (the NYSE), The NASDAQ Stock Market LLC (NASDAQ) or the rules of the National Association of Securities Dealers’ (the NASD) listing standards.  Accordingly, aside from Mr. Steffens, who would be deemed independent under the standards of each of the NYSE, NASDAQ or NASD and within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and is an audit committee financial expert as such term is defined in Item 407(d)(5)(ii) of Regulation S-K adopted by the Securities and Exchange Commission, our board of directors has not made a determination whether the members of the board of directors and the Compensation Committee and Audit Committee are independent.

Item 14.	Principal Accountant Fees and Services

The Audit Committee has a policy related to the review and approval of services provided by the independent registered public accounting firm. The policy requires advance approval of all audit, audit-related, tax and other services, including specifically defined permitted non-audit services, to be performed by the Company’s independent auditor. Unless the specific service has been previously pre-approved, the Audit Committee must approve the service before the Company’s independent registered public accounting firm is engaged to perform it.

During 2006, the Company changed from PricewaterhouseCoopers LLP to Ernst & Young LLP, as their independent registered public accounting firm.

All fees billed by Ernst & Young LLP (2006) and PricewaterhouseCoopers LLP (2005 and 2006) for all services rendered during the years ended December 31, 2006 and 2005, are summarized in the following table:

	Year ended December 31,
	2006	2005
Audit fees	$2,249,298	$1,332,307
Audit related fees	37,075	135,200
Tax fees	-	-
All other fees	-	-
Total fees	$2,286,373	$1,467,507

Audit fees billed by Ernst & Young LLP ($2,110,998) and PricewaterhouseCoopers LLP ($138,300) in 2006 relate to the audit of the consolidated financial statements of Viasystems, the quarterly reviews of Viasystems’ consolidated financial statements and foreign statutory audits.

Audit-related fees include miscellaneous consulting and advisory services in connection with Sarbanes-Oxley in 2006 (performed by Ernst & Young LLP) and professional services rendered in connection with due diligence and audit services for divestitures in 2005.

During fiscal 2006, the Audit Committee reviewed and approved all services provided by the independent registered public accounting firms. Additionally, the Audit Committee considered and concluded that all the services provided by the independent registered public accounting firms were compatible with maintaining the auditor’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2. Financial Statement Schedules

None.

3.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 2nd day of April, 2007.

Viasystems, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Senior Vice President and Chief Financial Officer
Chief Executive Officer	Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 2nd day of April, 2007.

/s/ Christopher J. Steffen
Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst
Jack D. Furst	Director

/s/ Edward Herring
Edward Herring	Director

Robert F. Cummings, Jr.	Director

/s/ Diane H. Gulyas
Diane H. Gulyas	Director

/s/ Robert A. Hamwee
Robert A. Hamwee	Director

/s/ Richard A. McGinn
Richard A. McGinn	Director

/s/ Richard W. Vieser
Richard W. Vieser	Director

/s/ David M. Sindelar
David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy L. Conlon
Timothy L. Conlon	President, Chief Operating Officer and Director

/s/ Gerald G. Sax	Senior Vice President and Chief Financial Officer
Gerald G. Sax	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.		Exhibit Description
2.1	(1)	Prepackaged Joint Plan of Reorganization of Viasystems Group, Inc. (“Group, Inc.”) and Viasystems, Inc. under chapter 11 of the Bankruptcy Code, dated August 30, 2002.
2.1(a)	(1)	Amended Motion of Debtors for Order Approving Modification to the Debtors’ Prepackaged Joint Plan of Reorganization, dated January 2, 2003.
2.1(b)	(6)
Stock Purchase Agreement between Electrical Components International Holdings Company, Viasystems Group, Inc., Wire Harness Holding Company, Inc. and Wire Harness Industries, Inc. dated March 21, 2006.

3.1	(3)	Amended and Restated Certificate of Incorporation of Group, Inc.
3.2	(3)	Amended and Restated Bylaws of Group, Inc.
3.3	(2)	Amended and Restated Certificate of Incorporation of Viasystems, Inc.
3.4	(2)	Amended and Restated Bylaws of Viasystems, Inc.
4.1	(2)	Indenture, dated as of December 17, 2003, among Viasystems, Inc., the Guarantors party thereto, and The Bank of New York, as Trustee.
4.2	(2)	Form of 10½% Senior Subordinated Note (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).
10.1	(8)
Credit Agreement dated as of August 17, 2006, among Viasystems Kalex Printed Circuit Board Limited, Viasystems Asia Pacific Company Limited, Kalex Circuit Board (China) Limited and UBS AG Hong Kong Branch, UBS AG Singapore Branch, as Facility Agent.

10.2	(1)	Group, Inc. 2003 Stock Option Plan.
10.3	(1)
Amended and Restated Executive Employment Agreement, dated October 16, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, the other subsidiaries party thereto, and David M. Sindelar.

10.4	(1)	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, and Timothy L. Conlon.
10.5	(1)
Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, the other subsidiaries party thereto, and David J. Webster.

10.6	(5)	Amended and Restated Executive Employment Agreement made and entered into effective as of August 15, 2005, among Group, Viasystems, Inc., Viasystems Technologies Corp., LLC and Gerald G. Sax.
10.7	(1)	Amended and Restated Executive Employment Agreement dated January 31, 2003, among Group, Inc., Viasystems, Inc. Viasystems Technologies Corp., LLC and Joseph Catanzaro.
10.8	(1)	Monitoring and Oversight Agreement, made and entered into effective as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and Hicks, Muse & Co. Partners, L.P.
10.9	(7)	Letter Agreement dated June 15, 2005 between Group and David J. Webster
10.10	(3)	Stockholders Agreement.

Exhibit No.		Exhibit Description

10.11	(3)	Amendment to Stockholders Agreement.
10.12	(3)	Annual Incentive Compensation Plan for Group, Inc.
10.13	(3)	Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.
10.13(a)	(3)
First Amendment, dated as of March 19, 2003, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.13(b)	(3)
Second Amendment, dated as of December 3, 2003, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.13(c)	(4)
Third Amendment, dated as of October 7, 2004, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.13.(d)	(4)
Fourth Amendment, dated as of March 17, 2005, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.14	(3)	Guarantee and Collateral Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and JPMorgan Chase Bank, as Collateral Agent.
14.1	(4)	Code of Ethics for the Principal Executive Officer and Senior Financial Officers filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2004.
21.1	(9)	Subsidiaries of the Registrant.
31.1	(9)	Chief Executives Officer’s Certification required by Rule 13(a)-14(a).
31.2	(9)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32	(9)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on April 28, 2004.

(2)	Incorporated by reference to Registration Statement No. 333-114467 on Form S-4/A filed on April 14, 2004.

(3)	Incorporated by reference to Registration Statement No. 333-114467 on form S-4/A filed on June 22, 2004

(4)	Incorporated by reference to 2004 Annual Report on Form 10-K of Viasystems, Inc. filed on March 30, 2005.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems, Inc. filed on November 14, 2005.

(6)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on March 22, 2006.

(7)	Incorporated by reference to 2005 Annual Report on Form 10-K of Viasystems, Inc. filed on March 31, 2006.

(8)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on August 23, 2006.

(9)	Filed herewith.