Form 10-Q
period 2007-03-31
VIASYSTEMS INC
filed 2007-05-15
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$29,083	$37,954
Restricted cash	1,000	1,000
Accounts receivable, net	124,615	131,495
Inventories	81,487	85,185
Prepaid expenses and other	14,972	15,805
Total current assets	251,157	271,439
Property, plant and equipment, net	251,697	257,652
Goodwill	79,485	79,485
Intangible assets, net	7,680	7,918
Deferred financing costs, net	7,527	8,044
Other assets	1,355	1,352
Total assets	$598,901	$625,890

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$723	$722
Accounts payable	101,841	115,110
Accrued and other liabilities	48,218	60,132
Total current liabilities	150,782	175,964
Long-term debt, less current maturities	206,261	206,192
Other non-current liabilities	60,770	45,866
Total liabilities	417,813	428,022

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	2,436,143	2,435,092
Accumulated deficit	(2,261,492)	(2,243,846)
Accumulated other comprehensive income	6,437	6,622
Total stockholder’s equity	181,088	197,868
Total liabilities and stockholder’s equity	$598,901	$625,890

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$159,580	$171,405
Operating expenses:
Cost of goods sold, exclusive of items shown separately	127,485	138,537
Selling, general and administrative	15,076	15,137
Depreciation	12,286	10,544
Amortization	321	342
Restructuring and impairment	88	699
Operating income	4,324	6,146
Other expense (income):
Interest expense, net	5,493	11,519
Amortization of deferred financing costs	517	404
Other, net	(122)	635
Loss from continuing operations before income taxes	(1,564)	(6,412)
Income tax provision	5,869	845
Loss from continuing operations	(7,433)	(7,257)
Discontinued operations:
Income from discontinued operations, net of tax	—	8,181
Net (loss) income	$(7,433)	$924

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(7,433)	$924
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,607	12,702
Amortization of deferred financing costs	517	404
Non-cash stock compensation expense	1,051	708
Non-cash impact of exchange rate changes	98	—
Loss on disposition of assets, net	48	64
Deferred income taxes	4,006	—
Change in assets and liabilities:
Accounts receivable	6,880	(15,679)
Inventories	3,698	(3,917)
Prepaid expenses and other	553	(5,691)
Accounts payable	(13,269)	(1,440)
Accrued and other liabilities	(11,235)	(4,420)
Net cash used in operating activities	(2,479)	(16,345)
Cash flows from investing activities:
Capital expenditures	(6,390)	(15,898)
Proceeds from disposals of property	5	639
Net cash used in investing activities	(6,385)	(15,259)
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facilities	—	20,000
Repayment of amounts due under long-term contractual obligations	(7)	(2,942)
Net cash (used in) provided by financing activities	(7)	17,058

Effect of exchange rate changes on cash and cash equivalents	—	108
Net change in cash and cash equivalents	(8,871)	(14,438)

Cash and cash equivalents, beginning of the period	37,954	35,923
Cash and cash equivalents, end of the period	$29,083	$21,485

Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$—	$11,594

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2006 filed on Form 10-K with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. The Company’s products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, and complex medical and technical instruments.

On May 1, 2006, the Company sold its wire harness business, and the wire harness business results of operations have been classified as discontinued operations for the three months ended March 31, 2006.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viasystems. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the disposed wire harness business are classified as discontinued operations for the three months ended March 31, 2006. The condensed consolidated statements of cash flows for the three months ended March 31, 2006 include the cash flows of the wire harness business. These notes to condensed consolidated financial statements are presented on a continuing operations basis, except where otherwise indicated.

On January 1, 2007, the Company changed the functional currency for certain foreign subsidiaries from the local currency to the U.S. dollar due to the fact that the U.S. dollar is the currency of the primary economic environment in which the subsidiaries operate. As a result, all foreign subsidiaries use the U.S. dollar as the functional currency effective January 1, 2007.

Prior to 2007, adjustments resulting from translating the foreign currency financial statements of these subsidiaries into the U.S. dollar have been included as a separate component of accumulated other comprehensive income (loss). Upon the change of the functional currency, these subsidiaries no longer generate such translation adjustments, and such translation adjustments from prior periods will continue to remain a component of accumulated other comprehensive income (loss).

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

Estimates and assumptions are used in accounting for the following significant matters, among others:

•	allowances for doubtful accounts;
•	inventory valuation and allowances;
•	fair value of derivative instruments and related hedged items;
•	useful lives of property, equipment and intangible assets;
•	long-lived and intangible asset impairments;
•	restructuring charges;
•	warranty and product returns allowances;
•	deferred compensation agreements;
•	tax related items;
•	contingencies; and
•	fair value of options granted under our stock-based compensation plans;

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

Viasystems provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful paying of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.

The Company is subject to various lawsuits and claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. In the opinion of the Company’s management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on its financial condition and results of operations and cash flows.

Earnings Per Share

Viasystems is exempt from the computation, presentation and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, as the Company has no publicly held common stock or potential common stock.

Reclassifications

The accompanying condensed consolidated financial statements contain certain reclassifications to conform to the presentation used in the current period.

2. Inventories

The composition of inventories is as follows:

	March 31, 2007	December 31, 2006
Raw materials	$28,088	$28,819
Work in process	25,595	21,339
Finished goods	27,804	35,027
Total	$81,487	$85,185

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2007	December 31, 2006
Land and buildings	$53,227	$53,145
Machinery, equipment and systems	374,632	369,269
Leasehold improvements	34,802	34,411
Construction in progress	4,867	4,676
	467,528	461,501
Less: Accumulated depreciation	(215,831)	(203,849)
Total	$251,697	$257,652

4. Long-term Debt

The composition of long-term debt is as follows:

	March 31, 2007	December 31, 2006
2006 Credit Agreement:
Revolving credit loans	$—	$—
Term loans	—	—
Senior Subordinated Notes, due 2011	200,000	200,000
Capital leases	6,984	6,914
	206,984	206,914
Less: current maturities	(723)	(722)
	$206,261	$206,192

As of March 31, 2007, and December 31, 2006, no borrowings were outstanding under the 2006 Credit Agreement. As of March 31, 2007, approximately $75,950 of the 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $4,050.

5. Restructuring and Impairment

In light of the economic downturn that began in 2000 related to many of the Company’s significant telecommunication and networking customers, and the shift in demand from high cost countries to low cost countries, the Company initiated restructuring activities to adjust its cost position compared to anticipated levels of business. The Company also reviewed the carrying value of the related assets. These actions resulted in plant shutdowns and downsizings, as well as permanently idling certain long-lived assets, that continued into 2005.

The following tables summarize the restructuring and impairment charges and other related activity for the three months ended March 31, 2007 and 2006:

		Three Months Ended March 31, 2007
	Balance at 12/31/06	Charges	Reversals	Sub- Total	Cash Payments	(a) Adjustments	Balance at 3/31/07
Restructuring Activities:
Personnel and severance	$596	$—	$—	$—	$(202)	$—	$394
Lease and other contractual commitments	5,471	88	—	88	(272)	99	5,386
Asset impairments	—	—	—	—	—	—	—
Total restructuring and impairment charges	$6,067	$88	$—	$88	$(474)	$99	$5,780

(a) Represents accretion of interest on discounted restructing liabilities.
		Three Months Ended March 31, 2006
	Balance at 12/31/05	Charges	Reversals	Sub- Total	Cash Payments	(b) Adjustments	Balance at 3/31/06
Restructuring Activities:
Personnel and severance	$4,634	$—	$—	$—	$(1,748)	$—	$2,886
Lease and other contractual commitments	1,308	699	—	699	(914)	4,970	6,063
Asset impairments	—	—	—	—	—	—	—
Total restructuring and impairment charges	$5,942	$699	$—	$699	$(2,662)	$4,970	$8,949

(b) Represents $4,139 of lease termination costs and $831 of lifetime medical benefits for former employees that were recorded as a direct charge to accumulated deficit in connection with the adoption of SAB No. 108 on January 1, 2006.

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time. The amounts the Company may ultimately incur may change as the balance of the plans is executed.

6. Derivative Financial Instruments

The Company enters into foreign currency forward contracts to fix exchange rates for future expected cash flows. The Company’s currency forward contracts as of March 31, 2007, relate only to Chinese RMB exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, such contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date. Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement. For the three month periods ended March 31, 2007 and 2006, $34 gain and $0, respectively, was recorded in cost of goods sold.

At March 31, 2007, deferred losses of $59 (net of tax of $0) related to cash flow hedges were recorded in accrued and other liabilities and other comprehensive income on the condensed consolidated balance sheet. All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

The following table summarizes the Company’s derivative instrument activity at March 31, 2007:

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Chinese RMB	300,000	3.0	7.611

Deferred loss, net of tax	$59

7. Stock-based Compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), stock compensation expense is recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2007	2006
Cost of goods sold	$110	$22
Selling, general and administrative	941	587
	$1,051	$609

The following table summarizes the stock option activity from January 1, 2007, through March 31, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,568,400	$12.63
Granted	326,000	12.63
Exercised	—	—
Forfeited or expired	(234,000)	12.63
Outstanding at March 31, 2007	2,660,400	12.63

Options exercisable at March 31, 2007	2,192,046	12.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the three months ended March 31:

	2007	2006
Expected life of options	5 years	5 years
Risk free interest rate	4.76%	5.13%
Expected volatility of stock	64%	50%
Expected dividend yield	None	None

8. Income Taxes

The Company’s income tax provision relates primarily to our profitable operations in China and Hong Kong. Because of the substantial net operating loss carryforwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized income tax benefits related to it’s substantial interest expense, among other expenses.

During the three months ended March 31, 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a tax law change in China, which increased the statutory tax rate for certain subsidiaries. The income tax provision for the three months ended March 31, 2007, includes approximately $4,000 of deferred tax expense related to this revaluation.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007. The total amount of unrecognized tax benefits included in the condensed consolidated balance sheets at December 31, 2006 and March 31, 2007, were $20,217 and $31,376, respectively. The increase in the total amount of unrecognized tax benefits from December 31, 2006 to March 31, 2007, is due to the adoption of FIN 48, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods. Included in the January 1, 2007, balance was $30,430 of unrecognized tax positions that, if recognized, would affect the effective tax rate. The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52 week period. However, the range of possible change cannot be estimated.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN 48. At January 1, 2007, the total unrecognized tax benefit on the condensed consolidated balance sheet included a liability of $7,379 related to accrued interest and penalties on unrecognized tax benefits. For the three months ended March 31, 2007, the income tax provision included in our condensed consolidated statement of operations included $338 related to interest and penalties on unrecognized tax benefits.

As of January 1, 2007, the Company is subject to U.S. federal income tax examinations for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax year’s 2000 through 2006. In addition, the Company is subject to state and local income tax examinations generally for the tax year’s 2000 through 2006.

9. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, related to both continuing operations and discontinued operations are as follows:

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(7,433)	$924
Loss on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	(168)	(175)
Foreign currency translation adjustments	(17)	795
Comprehensive (loss) income	$(7,618)	$1,544

10. Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

The Company operates in two segments: (i) Printed Circuit Boards and (ii) Assembly. The Printed Circuit Boards segment consists of our printed circuit board manufacturing facilities located in China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels. The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China, Mexico and the United States. Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board operations, have not been allocated and remain in other for purpose of segment disclosures. Operating expenses of the Company’s corporate headquarters are allocated to each segment based on sales.

Total assets by segment are as follows:

	March 31, 2007	December 31, 2006
Total assets:
Printed Circuit Boards	$470,462	$494,735
Assembly	106,692	107,130
Other	21,747	24,025
	$598,901	$625,890

Net sales and operating income by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended March 31,
	2007	2006
Net sales to external customers:
Printed Circuit Boards	$106,953	$110,357
Assembly	52,627	60,606
Other	—	442
Total	$159,580	$171,405

Intersegment sales:
Printed Circuit Boards	$3,439	$3,866
Assembly	—	—
Other	—	—
Total	$3,439	$3,866

Operating income:
Printed Circuit Boards	$2,909	$6,239
Assembly	1,503	427
Other	(88)	(520)
Total	4,324	6,146

Interest expense, net	5,493	11,519
Amortization of deferred financing costs	517	404
Other, net	(122)	635
Loss before income taxes	$(1,564)	$(6,412)

11. Discontinued Operations

On May 1, 2006, the wire harness business was sold to Electrical Components International Holdings Company, a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320,000. For the three months ended March 31, 2007 and 2006, operating results for the discontinued operations were as follows:

	Three Months Ended March 31,
	2007	2006
Net sales	$—	$77,603

Operating income	$—	$8,611

Income from discontinued operations	$—	$8,656
Income tax provision	—	475
Income from discontinued operations, net of tax	$—	$8,181

12. Guarantor Subsidiaries

The Senior Subordinated Notes (2011 Notes) are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of Viasystems other than its’ foreign subsidiaries. Each of the guarantor subsidiaries and non-guarantor subsidiaries is wholly-owned by the Company. In connection with the disposal of the Company’s wire harness business, the trustee under the 2011 Notes released the wire harness guarantor subsidiaries from the guarantee of the 2011 Notes.

The following condensed consolidating financial information includes the accounts of Viasystems, Inc., the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries. Assets, liabilities and operating results of discontinued operations are separately identified except in the statements of cash flows, in accordance with SFAS No. 144.

Balance Sheet as of March 31, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$1,251	$10,337	$17,495	$—	$29,083
Restricted cash	—	1,000	—	—	1,000
Accounts receivable, net	—	17,636	106,979	—	124,615
Inventories	—	11,664	69,823	—	81,487
Other current assets	—	2,643	12,329	—	14,972
Total current assets	1,251	43,280	206,626	—	251,157
Property, plant and equipment, net	73	8,103	243,521	—	251,697
Other assets, net	6,385	136	89,526	—	96,047
Investment in subsidiaries	946,425	333,414	—	(1,279,839)	—
Total assets	$954,134	$384,933	$539,673	$(1,279,839)	$598,901
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$—	$—	$723	$—	$723
Accounts payable	—	8,707	93,134	—	101,841
Accrued and other liabilities	4,375	12,942	30,901	—	48,218
Total current liabilities	4,375	21,649	124,758	—	150,782
Long-term debt, less current maturities	200,000	—	6,261	—	206,261
Other non-current liabilities	547	9,191	51,032	—	60,770
Intercompany payable / (receivable)	573,957	(592,290)	18,333	—	—
Total liabilities	778,879	(561,450)	200,384	—	417,813
Total paid- in capital and accumulated	174,651	946,425	333,414	(1,279,839)	174,651
Accumulated other comprehensive income (loss)	604	(42)	5,875	—	6,437
Total liabilities and stockholder’s equity	$954,134	$384,933	$539,673	$(1,279,839)	$598,901

Balance Sheet as of December 31, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$701	$13,244	$24,009	$—	$37,954
Restricted cash	—	1,000	—	—	1,000
Accounts receivable, net	—	22,229	109,266	—	131,495
Inventories	—	11,964	73,221	—	85,185
Other current assets	—	2,325	13,480	—	15,805
Total current assets	701	50,762	219,976	—	271,439
Property, plant and equipment, net	95	7,640	249,917	—	257,652
Other assets, net	6,682	136	89,981	—	96,799
Investment in subsidiaries	960,991	351,926	—	(1,312,917)	—
Total assets	$968,469	$410,464	$559,874	$(1,312,917)	$625,890
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$—	$7	$715	$—	$722
Accounts payable	—	10,141	104,969	—	115,110
Accrued and other liabilities	9,625	17,034	33,473	—	60,132
Total current liabilities	9,625	27,182	139,157	—	175,964
Long-term debt, less current maturities	200,000	—	6,192	—	206,192
Other non-current liabilities	547	9,191	36,128	—	45,866
Intercompany payable / (receivable)	566,453	(587,026)	20,573	—	—
Total liabilities	776,625	(550,653)	202,050	—	428,022
Total paid-in capital and accumulated deficit	191,246	960,991	351,926	(1,312,917)	191,246
Accumulated other comprehensive income	598	126	5,898	—	6,622
Total liabilities and stockholder’s equity	$968,469	$410,464	$559,874	$(1,312,917)	$625,890

Statement of Operations for the three months ended March 31, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$34,437	$136,684	$(11,541)	$159,580
Operating expenses:
Cost of goods sold, exclusive of items shown separately	110	30,408	108,508	(11,541)	127,485
Selling, general and administrative	941	8,037	6,098	—	15,076
Depreciation	22	592	11,672	—	12,286
Amortization	71	—	250	—	321
Restructuring and impairment	—	—	88	—	88
Operating (loss) income	(1,144)	(4,600)	10,068	—	4,324
Other expense (income):
Interest expense (income), net	1,627	(5,825)	9,691	—	5,493
Amortization of deferred financing costs	309	—	208	—	517
Other, net	—	(2,887)	2,765	—	(122)
Equity in (earnings) loss of subsidiaries	4,353	8,299	—	(12,652)	—
Income (loss) before income taxes	(7,433)	(4,187)	(2,596)	12,652	(1,564)
Income tax provision (benefit)	—	166	5,703	—	5,869
Net income (loss)	$(7,433)	$(4,353)	$(8,299)	$12,652	$(7,433)

Statement of Operations for the three months ended March 31, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$48,727	$125,400	$(2,722)	$171,405
Operating expenses:
Cost of goods sold, exclusive of items shown separately	—	41,908	99,351	(2,722)	138,537
Selling, general and administrative	116	7,519	7,502	—	15,137
Depreciation	21	526	9,997	—	10,544
Amortization	53	—	289	—	342
Restructuring and impairment	—	9	690	—	699
Operating (loss) income	(190)	(1,235)	7,571	—	6,146
Other expense (income):
Interest expense (income), net	8,169	(5,847)	9,197	—	11,519
Amortization of deferred financing costs	404	—	—	—	404
Other, net	—	(2,957)	3,592	—	635
Equity in (earnings) loss of subsidiaries	(7,799)	4,348	—	3,451	—
(Loss) income from continuing operations before income taxes	(964)	3,221	(5,218)	(3,451)	(6,412)
Income tax (benefit) provision	(1,888)	542	2,191	—	845
Income (loss) from continuing operations	924	2,679	(7,409)	(3,451)	(7,257)
Income from discontinued operations, net of tax	—	5,120	3,061	—	8,181
Net income (loss)	$924	$7,799	$(4,348)	$(3,451)	$924

Statement of Cash Flows for the three months ended March 31, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$550	$(1,839)	$(1,190)	$—	$(2,479)
Net cash provided by (used in) investing activities	—	(1,061)	(5,324)	—	(6,385)
Net cash provided by (used in) financing activities	—	(7)	—	—	(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents	550	(2,907)	(6,514)	—	(8,871)
Cash and cash equivalents, beginning of the period	701	13,244	24,009	—	37,954
Cash and cash equivalents, end of the period	$1,251	$10,337	$17,495	$—	$29,083

Statement of Cash Flows for the three months ended March 31, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(19,766)	$(7,578)	$10,999	$—	$(16,345)
Net cash used in investing activities	—	(953)	(14,306)	—	(15,259)
Net cash provided by (used in) financing activities	19,337	(50)	(2,229)	—	17,058
Effect of exchange rate changes on cash and cash equivalents	—	—	108	—	108
Net change in cash and cash equivalents	(429)	(8,581)	(5,428)	—	(14,438)
Cash and cash equivalents, beginning of the period	432	12,553	22,938	—	35,923
Cash and cash equivalents, end of the period	$3	$3,972	$17,510	$—	$21,485

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

Forward-looking statements involve risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this information statement.

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

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”). The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment and a variety of complex medical and technical instruments. We currently have seven manufacturing facilities, including six manufacturing sites in China and Mexico to take advantage of low cost, high quality manufacturing environments. In addition, in order to support our customers’ local needs we have maintained engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Bosch Group, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Huawei Technologies Co Ltd., Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc., and Whirlpool Corporation. We have good working relationships with industry leading contract manufacturers such as Celestica, Inc., Jabil Circuit, Inc. and Solectron Corporation, and we supply PCBs and EMS products to these customers as well.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net Sales. Net sales for the three months ended March 31, 2007 were $159.6 million, representing an $11.8 million, or 6.9%, decrease from net sales during the same period in 2006.

Net sales by end-user market for the three months ended March 31, 2007 and 2006 were as follows:

End-User Market (dollars in millions)	2007	2006
Automotive	$61.4	$57.5
Telecommunications	45.3	54.0
Industrial & Instrumentation, Medical, Consumer and Other	37.3	40.5
Computer and Datacommunications	15.6	19.4
Total Net Sales	$159.6	$171.4

Our net sales of products for end use in the automotive market grew by approximately 6.8% during the three months ended March 31, 2007 compared to the same period in 2006 based on sustained strong demand by global automotive producers. Net sales of products ultimately used in the telecommunications market declined by approximately (16.1)% from the quarter ended March 31, 2006 to the quarter ended March 31, 2007, primarily as a result of weak demand in North America while two of our larger customers work through their merger. In the industrial & instrumentation, medical, consumer and other market, cessation of a customer program for photo booths was the primary driver of our (7.9)% decline of net sales to this end use market, in which a broad base of other customers remained stable. An approximate (19.6)% decline in first quarter net sales of our products for use in the computer and datacommunications markets is largely the result of reduced demand following our selling price increases during 2006.

Net sales by segment for the three months ended March 31, 2007 and 2006 were as follows:

Segment (dollars in millions)	2007	2006
Printed Circuit Boards	$110.4	$114.2
Assembly	52.6	60.6
Other	—	0.4
Eliminations	(3.4)	(3.8)
Total Net Sales	$159.6	$171.4

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2007 decreased by $3.8 million, or 3.3% to $110.4 million. The majority of the decrease is a result of weakness experienced in our telecommunications, computer/data communications and industrial & instrumentation end markets. A reduction in volume of more than 10% was partially offset by improved product mix and increased selling price as a result of higher material costs. Approximately one-half of our net sales during the quarter ended March 31, 2007, were derived from identical parts sold during the same period in the prior year. The price increases on those identical parts average nearly 9%.

Assembly segment net sales decreased by $8.0 million, or 13.2%, to $52.6 million for the three months ended March 31, 2007, compared the first quarter of 2006. The decline was the result of reduced demand from select customers in our telecommunications and industrial & instrumentation end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended March 31, 2007, was $127.5 million, or 79.9% of consolidated net sales. This represents a 0.9 percentage point improvement from the 80.8% of consolidated net sales for the first quarter of 2006.

The quantities of materials and supplies used to support our production are the most significant cost in our Printed Circuit Boards segment. However, materials, labor and overhead costs in the segment have also been impacted by adverse trends in global commodities and currency exchange rates. Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases. To a lesser degree, cost trends in China also adversely impacted our cost, including minimum wage increases, social benefit cost increases, and a strengthening of the Chinese RMB versus the US Dollar. Despite these cost increases, wages and local operating costs there remain among the most competitive in the world. Economies of scale help to offset a portion of the increased costs.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in net sales for the segment drive similar trends in cost of goods sold. For the three months ended March 31, 2007, product mix favorably impacted cost of goods sold.

Selling, General and Administrative Costs. Selling, general and administrative costs were $15.1 million for the three months ended March 31, 2007, which was relatively constant, compared to the same period in the prior year. Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment. These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment based on each segment’s percentage of total net sales.

Depreciation. Depreciation expense for the three months ended March 31, 2007 was $12.3 million, including $10.7 million related to our Printed Circuit Boards segment and $1.4 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $1.8 million compared to the same period last year as a result of investment in new owned and leased equipment.

Restructuring and Impairment. We incurred $0.1 million in restructuring and impairment charges for the three months ended March 31, 2007 related to closed facilities sold late in 2006. Our restructuring costs during the three months ended March 31, 2006 were $0.7 million. Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products. We closed facilities in the United States, the Netherlands and in Canada in prior years, and we continued to incur costs to maintain and to insure certain of the sites while we marketed those properties for sale.

Operating Income. Operating income of $4.3 million for the three months ended March 31, 2007, represents a decrease of $1.8 million compared to operating income of $6.1 million during the three months ended March 31, 2006. The primary sources of operating income or loss for the three months ended March 31, 2007 and 2006, were as follows:

Source (dollars in millions)	2007	2006
Printed Circuit Boards segment	$2.9	$6.2
Assembly segment	1.5	0.4
Restructuring activities	(0.1)	(0.5)
Net Operating Income	$4.3	$6.1

Operating income of our Printed Circuit Boards segment decreased by $3.3 million to $2.9 million for the three months ended March 31, 2007, compared to $6.2 million operating income for the same period in the prior year. The decrease is primarily the result of increased depreciation expense as a result of investment in new owned and leased equipment, the decline in sales volume and additional professional fees associated with cost improvement and business growth initiatives.

Operating income of our Assembly segment increased by $1.1 million to $1.5 million for the three months ended March 31, 2007, compared to $0.4 million operating income in the first quarter of 2006. The improvement is primarily the result of improved product mix.

Adjusted EBITDA. We measure our performance primarily through our operating income. In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-GAAP financial measures, including “adjusted EBITDA.” Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance. Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations. Our owners, lenders and management use adjusted EBITDA as an additional measure of operating performance for matters including covenant compliance, executive compensation, and competitor comparisons. The use of this non-GAAP measures provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

Adjusted EBITDA has certain material limitations, primarily due to the exclusion of certain amounts that are material to our consolidated results of operations, such as interest expense, income tax expense and depreciation and amortization. In addition, adjusted EBITDA may differ from the adjusted EBITDA calculations of other companies in our industry, limiting its usefulness as a comparative measure.

We use adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results as follows:

●     Restructuring Charges - which consist primarily of facility closures and other headcount reductions. A significant amount of these restructuring charges are non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value. We exclude these restructuring charges to more clearly reflect our ongoing operating performance.

●     Stock Compensation - non-cash charges associated with recognizing the fair value of stock options granted to employees. We exclude these charges to more clearly reflect a comparable year over year cash operating performance.

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2007 and 2006, were as follows:

	Three Months Ended March 31,
Source (dollars in millions)	2007	2006
Operating Income	$4.3	$6.1
Add-back
Depreciation and amortization	12.6	10.9
Restructuring and impairment	0.1	0.7
Non-cash stock compensation expense.	1.1	0.6
Adjusted EBITDA	$18.1	$18.3

Adjusted EBITDA declined by $0.2 million, or 1.5%, despite the 6.9% decline in net sales, as a result of cost reduction initiatives and improved product mix.

Interest Expense, net. Interest expense, net of interest income for the three months ended March 31, 2007 was $5.5 million, compared to $11.5 million in the same period last year. Interest income earned in both periods is immaterial. Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense was $0.2 million for the three months ended March 31, 2007, under our 2006 Credit Agreement, and this expense varies from period to period based on the outstanding principal balances and letters-of-credit, both of which bear interest at floating rates. Interest expense on capital leases was approximately $0.2 million during the quarter ended March 31, 2007.

The significant reduction of net interest expense for the three months ended March 31, 2007, compared to the same period in 2006 is primarily the result of extinguishment of our 2003 Credit Agreement. Interest expense totaling approximately $6.2 million during the three months ended March 31, 2006 was incurred on an average $279.8 million of term loan and revolver loan borrowings under our then outstanding 2003 Credit Agreement at an average rate of 8.9%. We extinguished the remaining balance of our 2003 Credit Agreement during 2006 by applying the proceeds from the sale of our wire harness business. Interest expense on capital leases was approximately $0.2 million during the three months ended March 31, 2006.

Income Taxes. Income tax expense of $5.9 million for the three months ended March 31, 2007, compares to income tax expense of $0.8 million for the quarter ended March 31, 2006. During the three months ended March 31, 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China. The income tax provision for the three months ended March 31, 2007, includes approximately $4,000 of deferred tax expense related to this revaluation.

Our income tax provision relates primarily to our profitable operations in China and Hong Kong. Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Discontinued Operations. We report discontinued operations in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On May 1, 2006 we sold our wire harness business to Electrical Components International Holdings Company (“ECI”), a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320 million.

For the three months ended March 31, 2007 and 2006, operating results for the discontinued operations were as follows:

Discontinued Operations (dollars in millions)	Three Months Ended March 31,
	2007	2006
Net sales	$—	$77.6

Operating income	$—	$8.6

Income before income taxes	$—	$8.7
Income tax provision	—	0.5
Income from discontinued operations, net of tax	$—	$8.2

Functional Currency. On January 1, 2007, we changed the functional currency for certain of our foreign subsidiaries from the local currency to the U.S. dollar due to the fact that the U.S. dollar is the currency of the primary economic environment in which the subsidiaries operate. As a result, all foreign subsidiaries use the U.S. dollar as the functional currency effective January 1, 2007.

Prior to 2007, adjustments resulting from translating the foreign currency financial statements of these subsidiaries into the U.S. dollar have been included as a separate component of accumulated other comprehensive income (loss). Upon the change of the functional currency, these subsidiaries no longer generate such translation adjustments, and such translation adjustments from prior periods will continue to remain a component of accumulated other comprehensive income (loss).

Liquidity and Capital Resources

We believe that cash flow from operations, available cash on hand, and cash available from our credit facility will be sufficient to fund our capital expenditures and other currently anticipated cash needs. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot be assured however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under a credit facility or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

In August 2006, we terminated our 2003 Credit Agreement and entered into our 2006 Credit Agreement with UBS AG, Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”), which provides us a minimum of $80 million and up to $125 million under a four-year, senior secured credit facility. Substantially all of our non-U.S. assets serve as security for this facility.

Our principal liquidity requirements will be for i) $10.5 million semi-annual interest payments required in connection with our $200 million 2011 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v)  debt service requirements in connection with our credit facility with UBS, and vi) maturity date principal payment of our $200 million 2011 Notes. In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet these developing customer requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. In addition, our potential for growth in this segment may be limited if we do not expand production capacities through incremental capital expenditures. Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2007 and 2006 were $5.1 million, and $11.7 million respectively. Capital expenditures of our Printed Circuit Board segment during the three months ended March 31, 2006, exclude $11.6 million for assets acquired under capital lease.

Net cash used in operating activities for the three months ended March 31, 2007, was $(2.5) million and $(16.3) million, respectively. The improvement in net cash used in operating activities is primarily due to the changes in working capital partially offset by the increased net loss in the current quarter. In addition, the three months ended March 31, 2006 included the operating cash flows of our wire harness business which was sold on May 1, 2006.

Net cash used in investing activities was $(6.4) million for the three months ended March 31, 2007, compared to $(15.3) million for the quarter ended March 31, 2006. Capital expenditures during the three months ended March 31, 2007, were $6.4 million, and in 2006 were $15.9 million, including $2.1 million related to our wire harness business prior to disposal.

Net cash used in financing activities was immaterial for the three months ended March 31, 2007, compared to cash provided by financing activities of $17.1 million for the same period in 2006. Prior to extinguishment of our 2003 Credit Agreement, a scheduled principle payment was made during the three month period ended March 31, 2006. Borrowings under our revolving 2003 Credit Agreement during the three months ended March 31, 2006, totaled $20.0 million. As described above, the net balance of the 2003 Credit Agreement was fully repaid in August 2006.

Critical Accounting Policies and Estimates

Income Taxes.
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Upon adoption, we increased our existing reserves for uncertain tax positions by $10.2 million.  This increase was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  For additional information regarding the adoption of FIN 48, see “Recently Adopted Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements

We adopted FIN 48, on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $10.2 million increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007. The total amount of unrecognized tax benefits included in the condensed consolidated balance sheets at December 31, 2006, and March 31, 2007, were $20.2 million and $31.4 million, respectively. The increase in the total amount of unrecognized tax benefits from December 31, 2006, to March 31, 2007, is due to the adoption of FIN 48, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods. Included in the January 1, 2007 balance was $30.4 million of unrecognized tax positions that, if recognized, would affect the effective tax rate. We are in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52 week period. However, the range of possible change cannot be estimated.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN 48. At January 1, 2007, the total unrecognized tax benefit on the condensed consolidated balance sheet included a liability of $7.4 million related to accrued interest and penalties on unrecognized tax benefits. For the three months ended March 31, 2007, the income tax provision included in our condensed consolidated statement of operations included $0.3 million related to interest and penalties on unrecognized tax benefits.

As of January 1, 2007, we are subject to U.S. federal income tax examinations for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax years 2000 through 2006. In addition, we are subject to state and local income tax examinations generally for the tax years 2000 through 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2007 there were foreign currency hedge instruments outstanding for the Chinese RMB related to our Asian operations.

Item 4. Controls and Procedures

As of March 31, 2007, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 15, 2007.

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