Form 10-Q
period 2007-06-30
VIASYSTEMS INC
filed 2007-08-07
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Viasystems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	4
Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II - OTHER INFORMATION

Item 6. Exhibits	29

SIGNATURES	30

EXHIBIT INDEX	31

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$31,017	$37,954
Restricted cash	1,000	1,000
Accounts receivable, net	139,772	131,495
Inventories	80,115	85,185
Prepaid expenses and other	11,395	15,805
Total current assets	263,299	271,439
Property, plant and equipment, net	246,998	257,652
Goodwill	79,485	79,485
Intangible assets, net	7,416	7,918
Deferred financing costs, net	7,011	8,044
Other assets	1,312	1,352
Total assets	$605,521	$625,890

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$734	$722
Accounts payable	102,441	115,110
Accrued and other liabilities	59,011	60,132
Total current liabilities	162,186	175,964
Long-term debt, less current maturities	206,353	206,192
Other non-current liabilities	58,051	45,866
Total liabilities	426,590	428,022

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	2,436,504	2,435,092
Accumulated deficit	(2,263,727)	(2,243,846)
Accumulated other comprehensive income	6,154	6,622
Total stockholder’s equity	178,931	197,868
Total liabilities and stockholder’s equity	$605,521	$625,890

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$181,398	$187,799	$340,978	$359,204
Operating expenses:
Cost of goods sold, exclusive of items shown separately	147,447	153,801	274,932	292,338
Selling, general and administrative	14,734	14,375	29,810	29,512
Depreciation	12,325	11,455	24,611	21,999
Amortization	323	344	644	686
Restructuring and impairment	230	358	318	1,057
Operating income	6,339	7,466	10,663	13,612
Other expense (income):
Interest expense, net	5,412	7,994	10,905	19,513
Amortization of deferred financing costs	516	344	1,033	748
Loss on early extinguishment of debt	—	1,270	—	1,270
Other, net	277	(264)	155	371
Income (loss) from continuing operations before income taxes	134	(1,878)	(1,430)	(8,290)
Income tax provision	2,369	7,855	8,238	8,700
Loss from continuing operations	(2,235)	(9,733)	(9,668)	(16,990)
Discontinued operations:
Income from discontinued operations, net of tax	—	1,104	—	9,285
Gain on disposition of discontinued operations, net of tax	—	212,484	—	212,484
Net (loss) income	$(2,235)	$203,855	$(9,668)	$204,779

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(9,668)	$204,779
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	25,255	25,170
Amortization of deferred financing costs	1,033	748
Non-cash stock compensation expense	1,412	935
Non-cash impact of exchange rate changes	351	—
Loss on disposition of assets, net	134	77
Deferred income taxes	4,016	(2,809)
Gain on sale of discontinued operations	—	(212,484)
Impairment of assets	—	438
Non-cash portion of loss on early extinguishment of debt	—	1,270
Change in assets and liabilities:
Accounts receivable	(8,277)	(34,046)
Inventories	5,070	(2,750)
Prepaid expenses and other	4,103	(8,152)
Accounts payable	(12,669)	(1,445)
Accrued and other liabilities	(3,593)	(5,404)
Net cash provided by (used in) operating activities	7,167	(33,673)
Cash flows from investing activities:
Capital expenditures	(14,173)	(30,694)
Proceeds from disposals of property	76	640
Net proceeds from sale of business	—	314,582
Net cash (used in) provide by investing activities	(14,097)	284,528
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facilities	—	9,902
Repayment of amounts due under long-term contractual obligations	(7)	(265,398)
Net cash used in financing activities	(7)	(255,496)

Effect of exchange rate changes on cash and cash equivalents	—	147
Net change in cash and cash equivalents	(6,937)	(4,494)

Cash and cash equivalents, beginning of the period	37,954	35,923
Cash and cash equivalents, end of the period	$31,017	$31,429

Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$—	$11,594

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.      Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2006, filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  The Company’s products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, and complex medical and technical instruments.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viasystems.  All intercompany accounts and transactions have been eliminated in consolidation.  On May 1, 2006, the Company sold its wire harness business.  The results of operations of the disposed wire harness business are classified as discontinued operations for the three and six months ended June 30, 2006.  The condensed consolidated statements of cash flows for the six months ended June 30, 2006, include the cash flows of the wire harness business.  These notes to condensed consolidated financial statements are presented on a continuing operations basis, except where otherwise indicated.

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

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  The Company adopted SAB No. 108 in the fourth quarter of 2006.

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

In 2006, the Company identified certain errors in previously reported financial statements, which were evaluated under the criteria of SAB No. 108.  The following table summarizes the items and amounts, net of tax where applicable, of the cumulative effect adjustment resulting in an increase to accumulated deficit.

Nature of Adjustment	Amount
Lease termination	$4,139
Impaired long-lived assets	2,205
Lifetime medical benefits	1,124
Accrued vacation benefits	1,160
$8,628

These amounts were evaluated on a qualitative and quantitative basis both individually, and in the aggregate, and were not deemed material to any prior years under the income statement approach.  However, in connection with the adoption of SAB No. 108, the Company has corrected these errors because these amounts have been deemed material using the balance sheet approach.  Accordingly, the Company recognized a cumulative effect adjustment to increase accumulated deficit as of January 1, 2006, totaling $8,628 (net of a tax benefit of $112).

During the second quarter of 2006, the Company recorded an adjustment of $1,309 to establish a liability for the lifetime medical benefits and a portion of the accrued vacation benefits.  Subsequently, SAB No. 108 was issued in September 2006 and adopted in the fourth quarter of 2006 with retroactive impact to January 1, 2006.  Consequently, the results of operations for the second quarter were adjusted to reflect the adoption of SAB No. 108 and the reversal of these items, as the Company considers these misstatements immaterial to the interim financial results.  The impact on the results of operations for the quarter ended June 30, 2006, was an increase to net income (decrease to loss from continuing operations) of $1,309.

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

Estimates and assumptions are used in accounting for the following significant matters, among others:

•	allowances for doubtful accounts;
•	inventory valuation and allowances;

•	fair value of derivative instruments and related hedged items;
•	useful lives of property, plant, equipment and intangible assets;
•	long-lived and intangible asset impairments;
•	restructuring charges;
•	warranty and product returns allowances;
•	deferred compensation agreements;
•	tax related items;
•	contingencies; and
•	fair value of options granted under our stock-based compensation plans;

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

Commitments and Contingencies

The Company is a party to contracts with third party consultants, independent contractors and other service providers in which the Company has agreed to indemnify such parties against certain liabilities in connection with their performance.  Based on historical experience and the likelihood that such parties will ever make a claim against the Company, in the option of the Company’s management, the ultimate liabilities resulting from such indemnification obligations will not have a material adverse effect on its financial condition and results of operations and cash flows.

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

2.      Inventories

The composition of inventories is as follows:

	June 30, 2007	December 31, 2006
Raw materials	$26,806	$28,819
Work in process	22,628	21,339
Finished goods	30,681	35,027
Total	$80,115	$85,185

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.      Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	June 30, 2007	December 31, 2006
Land and buildings	$53,271	$53,145
Machinery, equipment and systems	379,795	369,269
Leasehold improvements	35,101	34,411
Construction in progress	5,817	4,676
	473,984	461,501
Less: Accumulated depreciation	(226,986)	(203,849)
Total	$246,998	$257,652

4.      Long-term Debt

The composition of long-term debt is as follows:

	June 30, 2007	December 31, 2006
2006 Credit Agreement:
Revolving credit loans	$—	$—
Term loans	—	—
Senior Subordinated Notes, due 2011	200,000	200,000
Capital leases	7,087	6,914
	207,087	206,914
Less: Current maturities	(734)	(722)
	$206,353	$206,192

As of June 30, 2007, and December 31, 2006, no borrowings were outstanding under the 2006 Credit Agreement.  As of June 30, 2007, approximately $76,100 of the $80,000 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $3,900.

5.      Restructuring and Impairment

In light of the economic downturn that began in 2000 related to many of the Company’s significant telecommunication and networking customers, and the shift in demand from high cost countries to low cost countries, the Company initiated restructuring activities to adjust its cost position compared to anticipated levels of business.  The Company also reviewed the carrying value of the related assets.  These actions resulted in plant shutdowns and downsizings, as well as permanently idling certain long-lived assets.

The following tables summarize the changes in the reserve for restructuring and impairment charges for the six months ended June 30, 2007 and 2006:

		Six Months Ended June 30, 2007
	Balance at 12/31/06	Charges	Reversals	Sub- Total	Cash Payments	Other Activity		Balance at 6/30/07
Restructuring Activities:
Personnel and severance	$596	$—	$—	$—	$(236)	$—		$360
Lease and other contractual commitments	5,471	318	—	318	(601)	195	(a)	5,383
Asset impairments	—	—	—	—	—	—		—
Total restructuring and impairment charges	$6,067	$318	$—	$318	$(837)	$195		$5,743

(a)	Represents accretion of interest on discounted restructing liabilities.

		Six Months Ended June 30, 2006
	Balance at 12/31/05	Charges	Reversals	Sub- Total	Cash Payments	Other Activity		Balance at 6/30/06
Restructuring Activities:
Personnel and severance	$4,634	$—	$(1,313)	$(1,313)	$(2,426)	$—		$895
Lease and other contractual commitments	1,308	1,932	—	1,932	(2,368)	4,970	(b)	5,842
Asset impairments	—	438	—	438	—	(438)	(c)	—
Total restructuring and impairment charges	$5,942	$2,370	$(1,313)	$1,057	$(4,794)	$4,532		$6,737

(b)
Represents $4,139 of lease termination costs and $831 of lifetime medical benefits for former employees that were recorded as a direct charge to accumulated deficit in connection with the adoption of SAB No. 108 on January 1, 2006.

(c)	Represents $438 of non-cash activity associated with asset impairments.

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time.  The amounts the Company may ultimately incur may change as the balance of the plans is executed.

6.      Derivative Financial Instruments

The Company enters into foreign currency forward contracts to fix exchange rates for future expected cash flows.  The Company’s currency forward contracts as of June 30, 2007, relate only to Chinese Renminbi (RMB) exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, such contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the three and six month periods ended June 30, 2007, a $7 gain and a $41 gain, respectively, were recorded in cost of goods sold.  For the three and six month periods ended June 30, 2006, $0 was recorded in cost of goods sold.

At June 30, 2007, deferred losses of $345 (net of tax of $0) related to cash flow hedges were recorded in accrued and other liabilities and other comprehensive income in the condensed consolidated balance sheet.  All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

The following table summarizes the Company’s derivative instrument activity at June 30, 2007:

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Chinese RMB	300,000	3.0	7.495

Deferred loss, net of tax	$345

7.      Stock-based Compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), stock compensation expense is recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$39	$—	$149	$22
Selling, general and administrative	322	221	1,263	808
	$361	$221	$1,412	$830

The following table summarizes the stock option activity from January 1, 2007, through June 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,568,400	$12.63
Granted	337,000	12.63
Exercised	—	—
Forfeited or expired	(247,800)	12.63
Outstanding at June 30, 2007	2,657,600	12.63

Options exercisable at June 30, 2007	2,189,045	12.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the six months ended June 30:

	2007	2006
Expected life of options	5 years	5 years
Risk free interest rate	4.63 - 4.76%	5.13%
Expected volatility of stock	61 - 64%	50%
Expected dividend yield	None	None

8.      Income Taxes

The Company’s income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carry forwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized income tax benefits related to its substantial interest expense, among other expenses.

During the three months ended March 31, 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a tax law change in China, which increased the statutory tax rate for certain subsidiaries.  The income tax provision for the six months ended June 30, 2007, includes approximately $4,000 of deferred tax expense related to this revaluation.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As a result of the adoption of FIN 48, the Company recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  The total amount of unrecognized tax benefits included in the condensed consolidated balance sheets at December 31, 2006 and June 30, 2007, were $20,217 and $32,272, respectively.  Approximately $3,600 of the liability for unrecognized tax benefits at June 30, 2007, was classified as current as a result of a settlement reached with one taxing authority during the quarter.  The increase in the total amount of unrecognized tax benefits from December 31, 2006, to June 30, 2007, is due to the adoption of FIN 48, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  Included in the January 1, 2007, balance was $30,430 of unrecognized tax positions that, if recognized, would affect the effective tax rate.  The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year.  However, the range of possible change cannot be estimated.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  This policy did not change as a result of the adoption of FIN 48.  At January 1, 2007, the total unrecognized tax benefit in the condensed consolidated balance sheet included a liability of $7,379 related to accrued interest and penalties on unrecognized tax benefits.  For the six months ended June 30, 2007, the income tax provision included in our condensed consolidated statement of operations included $676 related to interest and penalties on unrecognized tax benefits.

As of January 1, 2007, the Company is subject to U.S. federal income tax examinations for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax years 2000 through 2006.  In addition, the Company is subject to state and local income tax examinations generally for the tax years 2000 through 2006.

9.      Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, related to both continuing operations and discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(2,235)	$203,855	$(9,668)	$204,779
Loss on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	(286)	(506)	(454)	(681)
Foreign currency translation adjustments	3	(226)	(14)	569
Comprehensive (loss) income	$(2,518)	$203,123	$(10,136)	$204,667

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

Total assets by segment are as follows:

	June 30, 2007	December 31, 2006
Total assets:
Printed Circuit Boards	$467,060	$494,735
Assembly	112,492	107,130
Other	25,969	24,025
	$605,521	$625,890

Net sales and operating incomes by segment, together with reconciliation to loss before income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30
	2007	2006	2007	2006
Net sales to external customers:
Printed Circuit Boards	$118,155	$123,201	$225,108	$233,558
Assembly	63,243	64,417	115,870	125,023
Other	—	181	—	623
Total	$181,398	$187,799	$340,978	$359,204

Intersegment sales:
Printed Circuit Boards	$5,613	$4,886	$9,052	$8,752
Assembly	—	—	—	—
Other	—	—	—	—
Total	$5,613	$4,886	$9,052	$8,752

Operating income (loss):
Printed Circuit Boards	$4,613	$4,956	$7,522	$11,195
Assembly	1,956	2,865	3,459	3,292
Other	(230)	(355)	(318)	(875)
Total	6,339	7,466	10,663	13,612

Interest expense, net	5,412	7,994	10,905	19,513
Amortization of deferred financing costs	516	344	1,033	748
Loss on early extinguishment of debt	—	1,270	—	1,270
Other, net	277	(264)	155	371
Income (loss) before income taxes	$134	$(1,878)	$(1,430)	$(8,290)

11.           Discontinued Operations

On May 1, 2006, the wire harness business was sold to Electrical Components International Holdings Company, a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320,000.  Net cash proceeds reported in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2006, of $314,582 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction and ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006.  One further contractual purchase price adjustment, which was accrued at the time of the disposal, was settled at the estimated amount of approximately $2,000 during the quarter ended June 30, 2007.

In the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006, the Company recognized a net gain on the sale of the discontinued wire harness operations of $212,484.  The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $13,100.

For the three and six months ended June 30, 2007 and 2006, operating results for the discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$24,755	$—	$102,358

Operating income	$—	$2,711	$—	$11,322

Income from discontinued operations	$—	$2,732	$—	$11,388
Income tax provision	—	1,628	—	2,103
Income from discontinued operations, net of tax	$—	$1,104	$—	$9,285

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

The following condensed consolidating financial information includes the accounts of Viasystems, Inc., the combined accounts of the guarantor subsidiaries and the combined accounts of the non-guarantor subsidiaries.  Assets, liabilities and operating results of discontinued operations are separately identified except in the statements of cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Balance Sheet as of June 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$24	$16,753	$14,240	$—	$31,017
Restricted cash	—	1,000	—	—	1,000
Accounts receivable, net	—	29,980	109,792	—	139,772
Inventories	—	11,453	68,662	—	80,115
Other current assets	—	2,057	9,338	—	11,395
Total current assets	24	61,243	202,032	—	263,299
Property, plant and equipment, net	49	9,134	237,815	—	246,998
Other assets, net	6,063	136	89,025	—	95,224
Investment in subsidiaries	946,598	329,215	—	(1,275,813)	—
Total assets	$952,734	$399,728	$528,872	$(1,275,813)	$605,521
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$—	$—	$734	$—	$734
Accounts payable	—	11,431	91,010	—	102,441
Accrued and other liabilities	9,625	11,985	37,401	—	59,011
Total current liabilities	9,625	23,416	129,145	—	162,186
Long-term debt, less current maturities	200,000	—	6,353	—	206,353
Other non-current liabilities	547	9,191	48,313	—	58,051
Intercompany payable / (receivable)	568,865	(579,148)	10,283	—	—
Total liabilities	779,037	(546,541)	194,094	—	426,590
Total paid- in capital and accumulated deficit	172,777	946,598	329,215	(1,275,813)	172,777
Accumulated other comprehensive income (loss)	920	(329)	5,563	—	6,154
Total liabilities and stockholder’s equity	$952,734	$399,728	$528,872	$(1,275,813)	$605,521

Balance Sheet as of December 31, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$701	$13,244	$24,009	$—	$37,954
Restricted cash	—	1,000	—	—	1,000
Accounts receivable, net	—	22,229	109,266	—	131,495
Inventories	—	11,964	73,221	—	85,185
Other current assets	—	2,325	13,480	—	15,805
Total current assets	701	50,762	219,976	—	271,439
Property, plant and equipment, net	95	7,640	249,917	—	257,652
Other assets, net	6,682	136	89,981	—	96,799
Investment in subsidiaries	960,991	351,926	—	(1,312,917)	—
Total assets	$968,469	$410,464	$559,874	$(1,312,917)	$625,890
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$—	$7	$715	$—	$722
Accounts payable	—	10,141	104,969	—	115,110
Accrued and other liabilities	9,625	17,034	33,473	—	60,132
Total current liabilities	9,625	27,182	139,157	—	175,964
Long-term debt, less current maturities	200,000	—	6,192	—	206,192
Other non-current liabilities	547	9,191	36,128	—	45,866
Intercompany payable / (receivable)	566,453	(587,026)	20,573	—	—
Total liabilities	776,625	(550,653)	202,050	—	428,022
Total paid-in capital and accumulated deficit	191,246	960,991	351,926	(1,312,917)	191,246
Accumulated other comprehensive income	598	126	5,898	—	6,622
Total liabilities and stockholder’s equity	$968,469	$410,464	$559,874	$(1,312,917)	$625,890

Statement of Operations for the three months ended June 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$44,883	$154,882	$(18,367)	$181,398
Operating expenses:
Cost of goods sold, exclusive of items shown separately	39	39,606	126,169	(18,367)	147,447
Selling, general and administrative	322	7,849	6,563	—	14,734
Depreciation	24	594	11,707	—	12,325
Amortization	74	—	249	—	323
Restructuring and impairment	—	—	230	—	230
Operating (loss) income	(459)	(3,166)	9,964	—	6,339
Other expense (income):
Interest expense (income), net	1,640	(5,894)	9,666	—	5,412
Amortization of deferred financing costs	309	—	207	—	516
Other, net	—	(1,929)	2,206	—	277
Equity in (earnings) loss of subsidiaries	(173)	4,199	—	(4,026)	—
Income (loss) before income taxes	(2,235)	458	(2,115)	4,026	134
Income tax provision (benefit)	—	285	2,084	—	2,369
Net income (loss)	$(2,235)	$173	$(4,199)	$4,026	$(2,235)

Statement of Operations for the six months ended June 30, 2007
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$79,320	$291,566	$(29,908)	$340,978
Operating expenses:
Cost of goods sold, exclusive of items shown separately	149	70,014	234,677	(29,908)	274,932
Selling, general and administrative	1,263	15,886	12,661	—	29,810
Depreciation	46	1,186	23,379	—	24,611
Amortization	145	—	499	—	644
Restructuring and impairment	—	—	318	—	318
Operating (loss) income	(1,603)	(7,766)	20,032	—	10,663
Other expense (income):
Interest expense (income), net	3,267	(11,719)	19,357	—	10,905
Amortization of deferred financing costs	618	—	415	—	1,033
Other, net	—	(4,816)	4,971	—	155
Equity in (earnings) loss of subsidiaries	4,180	12,498	—	(16,678)	—
Income (loss) before income taxes	(9,668)	(3,729)	(4,711)	16,678	(1,430)
Income tax provision (benefit)	—	451	7,787	—	8,238
Net income (loss)	$(9,668)	$(4,180)	$(12,498)	$16,678	$(9,668)

Statement of Operations for the three months ended June 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$50,602	$168,658	$(31,461)	$187,799
Operating expenses:
Cost of goods sold, exclusive of items shown separately	—	43,776	141,486	(31,461)	153,801
Selling, general and administrative	116	6,249	8,010	—	14,375
Depreciation	21	687	10,747	—	11,455
Amortization	55	—	289	—	344
Restructuring and impairment	—	2	356	—	358
Operating (loss) income	(192)	(112)	7,770	—	7,466
Other expense (income):
Interest expense (income), net	4,594	(6,056)	9,456	—	7,994
Amortization of deferred financing costs	344	—	—	—	344
Loss on early extinguishment of debt	1,270	—	—	—	1,270
Other, net	—	(3,019)	2,755	—	(264)
Equity in (earnings) loss of subsidiaries	(210,255)	7,025	—	203,230	—
(Loss) income from continuing operations before income taxes	203,855	1,938	(4,441)	—	(1,878)
Income tax (benefit) provision	—	4,930	2,925	—	7,855
Income (loss) from continuing operations	203,855	(2,992)	(7,366)	(203,230)	(9,733)
Income from discontinued operations, net of tax	—	763	341	—	1,104
Gain on disposition of discontinued operations, net of tax	—	212,484	—	—	212,484
Net income (loss)	$203,855	$210,255	$(7,025)	$(203,230)	$203,855

Statement of Operations for the six months ended June 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$99,329	$294,058	$(34,183)	$359,204
Operating expenses:
Cost of goods sold, exclusive of items shown separately	—	85,684	240,837	(34,183)	292,338
Selling, general and administrative	232	13,768	15,512	—	29,512
Depreciation	42	1,213	20,744	—	21,999
Amortization	108	—	578	—	686
Restructuring and impairment	—	11	1,046	—	1,057
Operating (loss) income	(382)	(1,347)	15,341	—	13,612
Other expense (income):
Interest expense (income), net	12,763	(11,903)	18,653	—	19,513
Amortization of deferred financing costs	748	—	—	—	748
Loss on early extinguishment of debt	1,270	—	—	—	1,270
Other, net	—	(5,976)	6,347	—	371
Equity in (earnings) loss of subsidiaries	(218,054)	11,373	—	206,681	—
(Loss) income from continuing operations before income taxes	202,891	5,159	(9,659)	(206,681)	(8,290)
Income tax (benefit) provision	(1,888)	5,472	5,116	—	8,700
Income (loss) from continuing operations	204,779	(313)	(14,775)	(206,681)	(16,990)
Income from discontinued operations, net of tax	—	5,883	3,402	—	9,285
Gain on disposition of discontinued operations, net of tax	—	212,484	—	—	212,484
Net income (loss)	$204,779	$218,054	$(11,373)	$(206,681)	$204,779

Statement of Cash Flows for the six months ended June 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(677)	$6,201	$1,643	$—	$7,167
Net cash provided by (used in) investing activities	—	(2,685)	(11,412)	—	(14,097)
Net cash provided by (used in) financing activities	—	(7)	—		(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents	(677)	3,509	(9,769)	—	(6,937)
Cash and cash equivalents, beginning of the period	701	13,244	24,009	—	37,954
Cash and cash equivalents, end of the period	$24	$16,753	$14,240	$—	$31,017

Statement of Cash Flows for the six months ended June 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$251,906	$(302,995)	$17,416	$—	$(33,673)
Net cash provided by (used in) investing activities	—	312,696	(28,168)	—	284,528
Net cash provided by (used in) financing activities	(252,185)	(100)	(3,211)	—	(255,496)
Effect of exchange rate changes on cash and cash equivalents	—	—	147	—	147
Net change in cash and cash equivalents	(279)	9,601	(13,816)	—	(4,494)
Cash and cash equivalents, beginning of the period	432	12,553	22,938	—	35,923
Cash and cash equivalents, end of the period	$153	$22,154	$9,122	$—	$31,429

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

Results of Operations

Three Months Ended June 30, 2007, Compared to the Three Months Ended June 30, 2006

Net Sales.  Net sales for the three months ended June 30, 2007, were $181.4 million, representing a $6.4 million, or 3.4%, decrease from net sales during the same period in 2006.

Net sales by end-user market for the three months ended June 30, 2007 and 2006, were as follows:

End-User Market (dollars in millions)	2007	2006
Automotive	$66.7	$61.1
Telecommunications	58.9	61.7
Industrial & Instrumentation, Medical, Consumer and Other	39.1	42.5
Computer and Data communications	16.7	22.5
Total Net Sales	$181.4	$187.8

Our net sales of products for end use in the automotive market grew by approximately 9.2% during the three months ended June 30, 2007, compared to the same period in 2006 based on sustained strong demand by global automotive producers.  Net sales of products ultimately used in the telecommunications market declined by approximately 4.5% from the quarter ended June 30, 2006, to the quarter ended June 30, 2007, primarily as a result of weak demand in North America while two of our larger customers work through their merger.  In the industrial & instrumentation, medical, consumer and other market, cessation of a customer program for photo booths was the primary driver of our 8.0% decline of net sales to this end use market, in which a broad base of other customers remained stable.  An approximate 25.8% decline in second quarter net sales of our products for use in the computer and data communications markets is largely the result of our customers expanding their China supply chain base.

Net sales by segment for the three months ended June 30, 2007 and 2006, were as follows:

Segment (dollars in millions)	2007	2006
Printed Circuit Boards	$123.8	$128.1
Assembly	63.2	64.4
Other	—	0.2
Eliminations	(5.6)	(4.9)
Total Net Sales	$181.4	$187.8

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended June 30, 2007, decreased by $4.3 million, or 3.4% to $123.8 million.  The majority of the decrease is a result of weak demand experienced in our telecommunications and computer/data communications end markets.  Increases in selling prices related to materials cost increases, together with improved product mix, partially offset a reduction in volume of more than 13%.  Approximately one-half of our net sales during the quarter ended June 30, 2007, were derived from identical parts sold during the same period in the prior year.  The price increases on those identical parts average nearly 8%.

Assembly segment net sales decreased by $1.2 million, or 1.9%, to $63.2 million for the three months ended June 30, 2007, compared the second quarter of 2006.  The decline was the result of reduced demand from select customers in our telecommunications and industrial & instrumentation end markets.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately, in the condensed consolidated statement of operations for the three months ended June 30, 2007, was $147.4 million, or 81.3% of consolidated net sales.  This represents a 0.6 percentage point improvement from the 81.9% of consolidated net sales for the second quarter of 2006.

The quantities of materials and supplies used to support our production are the most significant cost in our Printed Circuit Boards segment.  Materials, labor and overhead costs in the segment have been impacted by adverse trends in global commodities and currency exchange rates.  Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases.  To a lesser degree, cost trends in China also adversely impacted our cost, including minimum wage increases, social benefit cost increases, and a strengthening of the Chinese RMB versus the US dollar.  Despite these cost increases, wages and local operating costs there remain among the most competitive in the world.  Finally, additional professional fees associated with cost improvement initiatives negatively impacted cost of goods sold by approximately $2.6 million for the three months ended June 30, 2007.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  For the three months ended June 30, 2007, product mix unfavorably impacted cost of goods sold.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $14.7 million for the three months ended June 30, 2007, which was relatively constant, compared to the same period in the prior year.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment based on each segment’s percentage of total net sales.

Depreciation.  Depreciation expense for the three months ended June 30, 2007, was $12.3 million, including $10.8 million related to our Printed Circuit Boards segment and $1.5 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by approximately $1.2 million compared to the same period last year as a result of investment in new owned and leased equipment.

Restructuring and Impairment.  We incurred $0.2 million in restructuring and impairment charges for the three months ended June 30, 2007, related to closed facilities sold late in 2006.  Our restructuring costs during the three months ended June 30, 2006, were $0.4 million.  Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products.  We closed facilities in the United States, the Netherlands and in Canada in prior years, and we continued to incur costs to maintain and to insure certain of the sites while we marketed those properties for sale.

Operating Income.  Operating income of $6.3 million for the three months ended June 30, 2007, represents a decrease of $1.2 million compared to operating income of $7.5 million during the three months ended June 30, 2006.  The primary sources of operating income for the three months ended June 30, 2007 and 2006, were as follows:

Source (dollars in millions)	2007	2006
Printed Circuit Boards segment	$4.6	$5.0
Assembly segment	1.9	2.9
Restructuring activities	(0.2)	(0.4)
Operating Income	$6.3	$7.5

Operating income of our Printed Circuit Boards segment decreased by $0.4 million to $4.6 million for the three months ended June 30, 2007, compared to $5.0 million for the same period in the prior year.  The decrease is primarily the result of increased depreciation expense as a result of investment in new owned and leased equipment, the decline in sales volume and additional professional fees associated with cost improvement and business growth initiatives partially offset by cost reductions.

Operating income of our Assembly segment decreased by $1.0 million to $1.9 million for the three months ended June 30, 2007, compared to $2.9 million operating income in the second quarter of 2006.  The decrease is primarily due to the decrease in volume and price reductions on certain product offerings.

Adjusted EBITDA.  We measure our performance primarily through our operating income.  In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-GAAP financial measures, including “adjusted EBITDA” to evaluate financial performance.  Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations.  Our owners, lenders and management use adjusted EBITDA as an additional measure of operating performance for matters including covenant compliance, executive compensation, and competitor comparisons.  The use of this non-GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

We use adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results as follows:

•
Restructuring Charges – which consist primarily of facility closures and other headcount reductions.  A significant amount of these restructuring charges are non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value.  We exclude these restructuring charges to more clearly reflect our ongoing operating performance.

•
Stock Compensation – non-cash charges associated with recognizing the fair value of stock options granted to employees.  We exclude these charges to more clearly reflect a comparable year over year cash operating performance.

Reconciliations of operating income to adjusted EBITDA for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
Source (dollars in millions)	2007	2006
Operating Income	$6.3	$7.5
Add-back
Depreciation and Amortization	12.6	11.8
Restructuring and impairment	0.2	0.4
Non-cash stock compensation expense	0.4	0.2
Adjusted EBITDA	$19.5	$19.9

Adjusted EBITDA declined by $0.4 million, or 2.0%, despite the 3.4% decline in net sales, as a result of cost reduction initiatives and improved product mix.

Interest Expense, net.  Interest expense, net of interest income for the three months ended June 30, 2007, was $5.4 million, compared to $8.0 million in the same period last year.  Interest income earned in both periods is immaterial.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter.

Interest expense was $0.2 million for the three months ended June 30, 2007, under our 2006 Credit Agreement, and this expense varies from period to period based on the outstanding principal balances and letters-of-credit, both of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.2 million during the three months ended June 30, 2007.

The significant reduction of net interest expense for the three months ended June 30, 2007, compared to the same period in 2006 is primarily the result of extinguishment of our 2003 Credit Agreement.  Interest expense totaling approximately $2.9 million during the three months ended June 30, 2006, was incurred on an average $120.7 million of term loan and revolver loan borrowings under our then outstanding 2003 Credit Agreement at an average rate of 9.6%.  We extinguished the remaining balance of our 2003 Credit Agreement during 2006 by applying the proceeds from the sale of our wire harness business.  Interest expense on capital leases was approximately $0.2 million during the three months ended June 30, 2006.

Income Taxes.  Income tax expense of $2.4 million for the three months ended June 30, 2007, compares to income tax expense of $7.9 million for the quarter ended June 30, 2006.  Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carry forwards previously existing in our U.S. and other tax jurisdictions; we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Results of Operations

 Six Months Ended June 30, 2007, Compared to the Six Months Ended June 30, 2006

Net Sales.  Net sales for the six months ended June 30, 2007, were $341.0 million, representing an $18.2 million, or 5.1%, decrease from net sales during the same period in 2006.

Net sales by end-user market for the six months ended June 30, 2007 and 2006, were as follows:

End-User Market (dollars in millions)	2007	2006
Automotive	$128.1	$118.6
Telecommunications	104.2	115.7
Industrial & Instrumentation, Medical, Consumer and Other	76.5	83.0
Computer and Datacommunications	32.2	41.9
Total Net Sales	$341.0	$359.2

Our net sales of products for end use in the automotive market grew by approximately 8.0% during the six months ended June 30, 2007, compared to the same period in 2006 based on sustained strong demand by global automotive producers.  Net sales of products ultimately used in the telecommunications market declined by approximately 9.9% from the six months ended June 30, 2006, to the quarter ended June 30, 2007, primarily as a result of weak demand in North America while two of our larger customers work through their merger.  In the industrial & instrumentation, medical, consumer and other market, cessation of a customer program for photo booths was the primary driver of our 7.8% decline of net sales to this end use market, in which a broad base of other customers remained stable.  An approximate 23.2% decline in net sales for the six months ended June 30, 2007, of our products for use in the computer and datacommunications markets is largely the result of our customers expanding their China supply chain base.

Net sales by segment for the six months ended June 30, 2007 and 2006, were as follows:

Segment (dollars in millions)	2007	2006
Printed Circuit Boards	$234.2	$242.3
Assembly	115.9	125.0
Other	—	0.6
Eliminations	(9.1)	(8.7)
Total Net Sales	$341.0	$359.2

Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2007, decreased by $8.1 million, or 3.3% to $234.2 million.  The majority of the decrease is a result of weak demand experienced in our telecommunications, computer/data communications and industrial & instrumentation end markets.  Increases in selling prices related to materials cost increases, together with improved product mix, partially offset a reduction in volume of more than 10%.  Approximately one-half of our net sales during the quarter ended June 30, 2007, were derived from identical parts sold during the same period in the prior year.  The price increases on those identical parts average nearly 8%.

Assembly segment net sales decreased by $9.1 million, or 7.3%, to $115.9 million for the six months ended June 30, 2007, compared the same period of 2006.  The decline was the result of reduced demand from select customers in our telecommunications and industrial & instrumentation end markets.

Cost of Goods Sold.  Cost of goods sold; exclusive of items shown separately in the condensed consolidated statement of operations for the six months ended June 30, 2007, was $274.9 million, or 80.6% of consolidated net sales.  This represents a 0.8 percentage point improvement from the 81.4% of consolidated net sales for the six months ended June 30, 2006.

The quantities of materials and supplies used to support our production are the most significant cost in our Printed Circuit Boards segment.  Materials, labor and overhead costs in the segment have been impacted by adverse trends in global commodities and currency exchange rates.  Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases.  To a lesser degree, cost trends in China also adversely impacted our cost, including minimum wage increases, social benefit cost increases, and a strengthening of the Chinese RMB versus the US dollar.  Despite these cost increases, wages and local operating costs there remain among the most competitive in the world.  Finally, additional professional fees associated with cost improvement initiatives negatively impacted cost of goods sold by approximately $3.3 million for the six months ended June 30, 2007.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  For the six months ended June 30, 2007, product mix favorably impacted cost of goods sold.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $29.8 million for the six months ended June 30, 2007, which was relatively constant, compared to the same period in the prior year.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment based on each segment’s percentage of total net sales.

Depreciation.  Depreciation expense for the six months ended June 30, 2007, was $24.6 million, including $21.6 million related to our Printed Circuit Boards segment and $3.0 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by approximately $3.0 million compared to the same period last year as a result of investment in new owned and leased equipment.

Restructuring and Impairment.  We incurred $0.3 million in restructuring and impairment charges for the six months ended June 30, 2007, related to closed facilities sold late in 2006.  Our restructuring costs during the six months ended June 30, 2006, were $1.1 million.  Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products.  We closed facilities in the United States, the Netherlands and Canada in prior years, and we continued to incur costs to maintain and to insure certain of the sites while we marketed those properties for sale.

Operating Income.  Operating income of $10.7 million for the six months ended June 30, 2007, represents a decrease of $2.9 million compared to operating income of $13.6 million during the six months ended June 30, 2006.  The primary sources of operating income or loss for the six months ended June 30, 2007 and 2006 were as follows:

Source (dollars in millions)	2007	2006
Printed Circuit Boards segment	$7.5	$11.2
Assembly segment	3.5	3.3
Restructuring activities	(0.3)	(0.9)
Operating Income	$10.7	$13.6

Operating income of our Printed Circuit Boards segment decreased by $3.7 million to $7.5 million for the six months ended June 30, 2007, compared to $11.2 million operating income for the same period in the prior year.  The decrease is primarily the result of increased depreciation expense as a result of investment in new owned and leased equipment, the decline in sales volume and additional professional fees associated with cost improvement and business growth initiatives partially offset by cost reduction.

Operating income of our Assembly segment increased by $0.2 million to $3.5 million for the six months ended June 30, 2007, compared to $3.3 million operating income for the same period in the prior year.  The improvement is primarily the result of improved product mix.

Adjusted EBITDA.  Reconciliations of operating income to Adjusted EBITDA for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
Source (dollars in millions)	2007	2006
Operating Income	$10.7	$13.6
Add-back
Depreciation and Amortization	25.3	22.7
Restructuring and impairment	0.3	1.1
Non-cash stock compensation expense	1.4	0.8
Adjusted EBITDA	$37.7	$38.2

Adjusted EBITDA declined by $0.5 million, or 1.3%, despite the 5.1% decline in net sales, as a result of cost reduction initiatives and improved product mix.

Interest Expense, net.  Interest expense, net of interest income for the six months ended June 30, 2007 was $10.9 million, compared to $19.5 million in the same period last year.  Interest income earned in both periods is immaterial.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense was $0.3 million for the six months ended June 30, 2007, under our 2006 Credit Agreement, and this expense varies from period to period based on the outstanding principal balances and letters-of-credit, both of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.3 million during six months ended June 30, 2007.

The significant reduction of net interest expense for the six months ended June 30, 2007, compared to the same period in 2006 is primarily the result of the extinguishment of our 2003 Credit Agreement.  Interest expense totaling approximately $9.2 million during the six months ended June 30, 2006, was incurred on an average $200.8 million of term loan and revolver loan borrowings under our then outstanding 2003 Credit Agreement at an average rate of 9.1%.  We extinguished the remaining balance of our 2003 Credit Agreement during 2006 by applying the proceeds from the sale of our wire harness business.  Interest expense on capital leases was approximately $0.3 million during the six months ended June 30, 2006.

Income Taxes.  Income tax expense of $8.2 million for the six months ended June 30, 2007, compares to income tax expense of $8.7 million for the same period of the prior year.  During the three months ended March 31, 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China.  The income tax provision for the six months ended June 30, 2007, includes approximately $4,000 of deferred tax expense related to this revaluation.

Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Discontinued Operations. We report discontinued operations in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  On May 1, 2006 we sold our wire harness business to Electrical Components International Holdings Company (“ECI”), a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320 million.  Net cash proceeds reported in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2006, of $314.6 million reflect reductions of the gross proceeds for i) cash of $3.0 million on deposit in bank accounts of the disposed business on the date of the transaction and ii) a $2.4 million contractual purchase price adjustment agreed and paid to the acquirer in June 2006.  One further contractual purchase price adjustment, which was accrued at the time of the disposal, was settled at the estimated amount of approximately $2.0 million during the quarter ended June 30, 2007.

In the accompanying condensed consolidated statements of operations for three and six months ended June 30, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $212.5 million.  The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $13.1 million.

For the three and six months ended June 30, 2007 and 2006, operating results for the discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$24.8	$—	$102.4

Operating income	$—	$2.7	$—	$11.3

Income from discontinued operations	$—	$2.7	$—	$11.4
Income tax provision	—	1.6	—	2.1
Income from discontinued operations, net of tax	$—	$1.1	$—	$9.3

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

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet these developing customer requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  In addition, our potential for growth in this segment may be limited if we do not expand production capacities through incremental capital expenditures.  Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2007 and 2006, were $10.9 million, and $24.2 million, respectively.  Capital expenditures of our Printed Circuit Board segment during the six months ended June 30, 2006, exclude $11.6 million for assets acquired under capital lease.  We expect our total capital expenditures for the year to be comparable to our 2006 capital spending.

Net cash provided by (used in) operating activities for the six months ended June 30, 2007 and 2006, was $7.2 million and $(33.7) million, respectively.  The improvement in net cash provided by operating activities is primarily due to the changes in working capital associated with the lower sales levels.  The six months ended June 30, 2006 included the operating cash flows of our wire harness business which was sold on May 1, 2006.

Net cash (used in) provided by investing activities was $(14.1) million for the six months ended June 30, 2007, compared to $284.5 million for the same period in 2006.  Capital expenditures during the six months ended June 30, 2007, were $14.2 million, and in 2006 were $30.7 million, including $3.0 million related to our wire harness business prior to disposal.  The principal source of cash provided by investing activities during the six months ended June 30, 2006, related to proceeds from the disposal of our wire harness business of $320.0 million, net of cash disposed with that business and net of cash paid for contractual purchase price adjustments.

Net cash used in financing activities was immaterial for the six months ended June 30, 2007, compared to cash used in financing activities of $(255.5) million for the same period in 2006.  Cash proceeds from the sale of our wire harness business were applied in May 2006 to extinguish the balance of the term loan under the 2003 Credit Agreement.

Critical Accounting Policies and Estimates

Income Taxes
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Upon adoption, we increased our existing reserves for uncertain tax positions by $10.2 million.  This increase was recoded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  For additional information regarding the adoption of FIN 48, see “Recently Adopted Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements

FIN 48
We adopted FIN 48, on January 1, 2007.  As a result of the adoption of FIN 48, we recorded a $10.2 million increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  The total amount of unrecognized tax benefits included in the condensed consolidated balance sheets at December 31, 2006, and June 30, 2007, were $20.2 million and $32.3 million, respectively.  Approximately $3.6 million of the liability for unrecognized tax benefits at June 30, 2007, was classified as current as a result of a settlement reached with one taxing authority during the quarter.  The increase in the total amount of unrecognized tax benefits from December 31, 2006, to June 30, 2007, is due to the adoption of FIN 48, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  Included in the January 1, 2007, balance was $30.4 million of unrecognized tax positions that, if recognized, would affect the effective tax rate.  We are in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year.  However, the range of possible change cannot be estimated.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  This policy did not change as a result of the adoption of FIN 48.  At January 1, 2007, the total unrecognized tax benefit in the condensed consolidated balance sheet included a liability of $7.4 million related to accrued interest and penalties on unrecognized tax benefits.  For the six months ended June 30, 2007, the income tax provision included in our condensed consolidated statement of operations included $0.7 million related to interest and penalties on unrecognized tax benefits.

As of January 1, 2007, we are subject to U.S. federal income tax examinations for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax years 2000 through 2006.  In addition, we are subject to state and local income tax examinations generally for the tax years 2000 through 2006.

SAB No. 108
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying  Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  The Company adopted SAB No. 108 in the fourth quarter of 2006.

The transition provisions of SAB No. 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years.  Accordingly, the Company recognizd a cumulative effect adjustment to increase accumulated deficit as of January 1, 2006, totaling $8.6 million (net of a tax benefit of $0.1 million).  SAB No. 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented.  Such adjustments do not require previously filed reports with the SEC to be amended.

During the second quarter of 2006, the Company recorded an adjustment of $1.3 million to establish a liability for the lifetime medical benefits and a portion of the accrued vacation benefits.  Subsequently, SAB No. 108 was issued in September 2006 and adopted in the fourth quarter of 2006 with retroactive impact to January 1, 2006.  Consequently, the results of operations for the second quarter were adjusted to reflect the adoption of SAB No. 108 and the reversal of these items, as the Company considers these misstatements immaterial to the interim financial results.  The impact on the results of operations for the quarter ended June 30, 2006, was an increase to net income (decrease to loss from continuing operations) of $1.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At June 30, 2007, there were foreign currency hedge instruments outstanding with a nominal value of 300 million Chinese RMB related to our Asian operations.

Item 4. Controls and Procedures

As of June 30, 2007, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 7, 2007.

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