Form 10-Q
period 2007-09-30
VIASYSTEMS INC
filed 2007-11-06
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$33,766	$37,954
Restricted cash	1,000	1,000
Accounts receivable, net	144,386	131,495
Inventories	81,853	85,185
Prepaid expenses and other	11,961	15,805
Total current assets	272,966	271,439
Property, plant and equipment, net	242,336	257,652
Goodwill	79,485	79,485
Intangible assets, net	7,158	7,918
Deferred financing costs, net	6,495	8,044
Other assets	1,154	1,352
Total assets	$609,594	$625,890

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$744	$722
Accounts payable	108,325	115,110
Accrued and other liabilities	55,797	60,132
Total current liabilities	164,866	175,964
Long-term debt, less current maturities	206,438	206,192
Other non-current liabilities	52,251	45,866
Total liabilities	423,555	428,022

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	2,436,805	2,435,092
Accumulated deficit	(2,257,430)	(2,243,846)
Accumulated other comprehensive income	6,664	6,622
Total stockholder’s equity	186,039	197,868
Total liabilities and stockholder’s equity	$609,594	$625,890

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$186,278	$197,193	$527,256	$556,397
Operating expenses:
Cost of goods sold, exclusive of items shown separately	148,325	162,024	423,257	454,362
Selling, general and administrative	14,778	14,960	44,588	44,472
Depreciation	12,275	11,162	36,886	33,161
Amortization	315	322	959	1,008
Restructuring and impairment	196	(403)	514	654
Operating income	10,389	9,128	21,052	22,740
Other expense (income):
Interest expense, net	5,465	5,520	16,370	25,033
Amortization of deferred financing costs	516	413	1,549	1,161
Loss on early extinguishment of debt	—	228	—	1,498
Other, net	597	(32)	752	339
Income (loss) from continuing operations before income taxes	3,811	2,999	2,381	(5,291)
Income tax (benefit) provision	(2,486)	2,702	5,752	11,402
Income (loss) from continuing operations	6,297	297	(3,371)	(16,693)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	9,285
Gain on disposition of discontinued operations, net of tax	—	—	—	212,484
Net income (loss)	$6,297	$297	$(3,371)	$205,076

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(3,371)	$205,076
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,845	36,653
Amortization of deferred financing costs	1,549	1,161
Non-cash stock compensation expense	1,713	1,148
Non-cash impact of exchange rate changes	750	—
Loss (gain) on disposition of assets, net	246	(681)
Deferred income taxes	4,032	(2,809)
Gain on sale of discontinued operations	—	(212,484)
Impairment of assets	—	438
Non-cash portion of loss on early extinguishment of debt	—	1,313
Change in assets and liabilities:
Accounts receivable	(12,891)	(39,486)
Inventories	3,332	(7,077)
Prepaid expenses and other	3,811	(5,999)
Accounts payable	(6,785)	3,416
Accrued and other liabilities	(12,586)	(5,198)
Net cash provided by (used in) operating activities	17,645	(24,529)
Cash flows from investing activities:
Capital expenditures	(21,904)	(44,208)
Proceeds from disposals of property	78	12,203
Net proceeds from sale of business	—	308,415
Net cash (used in) provide by investing activities	(21,826)	276,410
Cash flows from financing activities:
Net proceeds from borrowings under revolving credit facilities	—	10,000
Repayment of amounts due under long-term contractual obligations	(7)	(265,303)
Financing fees and other	—	(3,331)
Net cash used in financing activities	(7)	(258,634)

Effect of exchange rate changes on cash and cash equivalents	—	268
Net change in cash and cash equivalents	(4,188)	(6,485)

Cash and cash equivalents, beginning of the period	37,954	35,923
Cash and cash equivalents, end of the period	$33,766	$29,438

Non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$—	$11,594

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.      Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2006, filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  The Company’s products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, and complex medical and technical instruments.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viasystems.  All intercompany accounts and transactions have been eliminated in consolidation.  On May 1, 2006, the Company sold its wire harness business.  The results of operations of the disposed wire harness business are classified as discontinued operations for the three and nine months ended September 30, 2006.  The condensed consolidated statements of cash flows for the nine months ended September 30, 2006, include the cash flows of the wire harness business.  These notes to condensed consolidated financial statements are presented on a continuing operations basis, except where otherwise indicated.

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

During the second quarter of 2006, the Company recorded an adjustment of $1,309 to establish a liability for the lifetime medical benefits and a portion of the accrued vacation benefits.  Subsequently, SAB No. 108 was issued in September 2006 and adopted in the fourth quarter of 2006 with retroactive impact to January 1, 2006.  Consequently, the results of operations for the nine months ended September 30, 2006, were adjusted to reflect the adoption of SAB No. 108 and the reversal of these items, as the Company considers these misstatements immaterial to the interim financial results.  The impact on the results of operations for the nine months ended September 30, 2006, was an increase to net income (decrease to loss from continuing operations) of $1,309.

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

Commitments and Contingencies

The Company is a party to contracts with third party consultants, independent contractors and other service providers in which the Company has agreed to indemnify such parties against certain liabilities in connection with their performance.  Based on historical experience and the likelihood that such parties will ever make a claim against the Company, in the opinion of the Company’s management, the ultimate liabilities resulting from such indemnification obligations will not have a material adverse effect on its financial condition and results of operations and cash flows.

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

2.      Inventories

The composition of inventories is as follows:

	September 30, 2007	December 31, 2006
Raw materials	$30,500	$28,819
Work in process	22,703	21,339
Finished goods	28,650	35,027
Total	$81,853	$85,185

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.      Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	September 30, 2007	December 31, 2006
Land and buildings	$53,612	$53,145
Machinery, equipment and systems	385,979	369,269
Leasehold improvements	37,918	34,411
Construction in progress	3,618	4,676
	481,127	461,501
Less: Accumulated depreciation	(238,791)	(203,849)
Total	$242,336	$257,652

4.      Long-term Debt

The composition of long-term debt is as follows:

	September 30, 2007	December 31, 2006
2006 Credit Agreement:
Revolving credit loans	$—	$—
Term loans	—	—
Senior Subordinated Notes, due 2011	200,000	200,000
Capital leases	7,182	6,914
	207,182	206,914
Less: Current maturities	(744)	(722)
	$206,438	$206,192

As of September 30, 2007, and December 31, 2006, no borrowings were outstanding under the 2006 Credit Agreement.   As of September 30, 2007, approximately $76,100 of the $80,000 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $3,900.  In October 2007, the Company issued an additional $3,500 standby letter of credit.

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

The following tables summarize the changes in the reserve for restructuring and impairment charges for the nine months ended September 30, 2007 and 2006:

		Nine Months Ended September 30, 2007
	Balance at 12/31/06	Charges	Reversals	Sub- Total	Cash Payments	Other Activity		Balance at 9/30/07
Restructuring Activities:
Personnel and severance	$596	$—	$—	$—	$(233)	$—		$363
Lease and other contractual commitments	5,471	514	—	514	(1,078)	288	(a)	5,195
Asset impairments	—	—	—	—	—	—		—
Total restructuring and impairment charges	$6,067	$514	$—	$514	$(1,311)	$288		$5,558

(a)	Represents accretion of interest on discounted restructing liabilities.

		Nine Months Ended September 30, 2006
	Balance at 12/31/05	Charges	Reversals	Sub- Total	Cash Payments	Other Activity		Balance at 9/30/06
Restructuring Activities:
Personnel and severance	$4,634	$—	$(1,423)	$(1,423)	$(2,488)	$—		$723
Lease and other contractual commitments	1,308	2,428	—	2,428	(3,179)	4,970	(b)	5,527
Asset impairments	—	438	(789)	(351)	—	351	(c)	—
Total restructuring and impairment charges	$5,942	$2,866	$(2,212)	$654	$(5,667)	$5,321		$6,250

(b)
Represents $4,139 of lease termination costs and $831 of lifetime medical benefits for former employees that were recorded as a direct charge to accumulated deficit in connection with the adoption of SAB No. 108 on January 1, 2006.

(c)	Represents a $789 gain on disposal of fixed assets, net of $438 of non-cash activity associated with asset impairments.

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time.  The amounts the Company may ultimately incur may change as the balance of the plans is executed.

6.      Derivative Financial Instruments

The Company enters into foreign currency forward contracts to fix exchange rates for future expected cash flows.  The Company’s currency forward contracts as of September 30, 2007, relate only to Chinese Renminbi (RMB) exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, such contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the three and nine month periods ended September 30, 2007, a $65 loss and a $25 loss, respectively, were recorded in cost of goods sold.  For the three and nine month periods ended September 30, 2006, a $315 loss was recorded in cost of goods sold.

At September 30, 2007, deferred gains of $166 (net of tax of $0) related to cash flow hedges were recorded in other current assets and other comprehensive income in the condensed consolidated balance sheet.  All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

The following table summarizes the Company’s outstanding derivative transactions at September 30, 2007:

	Notional Amount	Weighted Avg. Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Chinese RMB	300,000	3.0	7.426

Deferred gain, net of tax	$166

7.      Stock-based Compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), stock compensation expense is recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of goods sold	$38	$—	$187	$22
Selling, general and administrative	263	213	1,526	1,021
	$301	$213	$1,713	$1,043

The following table summarizes the stock option activity from January 1, 2007, through September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,568,400	$12.63
Granted	349,000	12.63
Exercised	—	—
Forfeited or expired	(265,800)	12.63
Outstanding at September 30, 2007	2,651,600	12.63

Options exercisable at September 30, 2007	2,312,383	12.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the nine months ended September 30:

	2007	2006
Expected life of options	5 years	5 years
Risk free interest rate	4.31-4.76%	4.93-5.13%
Expected volatility of stock	57-64%	50%
Expected dividend yield	None	None

8.      Income Taxes

The Company’s income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carry forwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized income tax benefits related to its substantial interest expense, among other expenses.

In March 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a tax law change in China, which increased the statutory tax rate for certain subsidiaries.  The income tax provision for the nine months ended September 30, 2007, includes approximately $4,000 of deferred tax expense related to this revaluation.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As a result of the adoption of FIN 48, the Company recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  The total amount of unrecognized tax benefits included in the condensed consolidated balance sheets at December 31, 2006, and September 30, 2007, were $20,217 and $24,365, respectively.  The liability for unrecognized tax benefits increased by $12,458 from December 31, 2006, to September 30, 2007, due to the adoption of FIN 48, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  The increase in the liability for unrecognized tax benefits was partially offset by a $3,634 payment and $4,676 reversal in the liability in the current quarter for a settlement of a prior uncertain tax position.  Included in the January 1, 2007, balance was $30,430 of unrecognized tax positions that, if recognized, would affect the effective tax rate.  The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year.  However, the range of possible change cannot be estimated.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  This policy did not change as a result of the adoption of FIN 48.  At January 1, 2007, the total unrecognized tax benefit in the condensed consolidated balance sheet included a liability of $7,379 related to accrued interest and penalties on unrecognized tax benefits.  For the nine months ended September 30, 2007, the income tax provision included in our condensed consolidated statement of operations included a net $1,360 benefit related to interest and penalties on unrecognized tax benefits which included a $2,374 reversal of the liability related to a prior uncertain tax position.

As of January 1, 2007, the Company is subject to U.S. federal income tax examinations for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax year’s 2000 through 2006.  In addition, the Company is subject to state and local income tax examinations generally for the tax year’s 2000 through 2006.

9.      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, related to both continuing operations and discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$6,297	$297	$(3,371)	$205,076
Gain (loss) on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	510	320	56	(361)
Foreign currency translation adjustments	—	1,582	(14)	2,151
Comprehensive income (loss)	$6,807	$2,199	$(3,329)	$206,866

10.           Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in financial statements and requires selected information about operating segments in financial reports issued to stockholders.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

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

Total assets by segment are as follows:

	September 30, 2007	December 31, 2006
Total assets:
Printed Circuit Boards	$464,331	$494,735
Assembly	118,389	107,130
Other	26,874	24,025
	$609,594	$625,890

Net sales and operating income (loss) by segment, together with reconciliation to income (loss) before income taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales to external customers:
Printed Circuit Boards	$117,824	$130,526	$342,932	$364,084
Assembly	68,454	66,667	184,324	191,689
Other	—	—	—	624
Total	$186,278	$197,193	$527,256	$556,397

Intersegment sales:
Printed Circuit Boards	$5,995	$5,921	$15,047	$14,673
Assembly	—	—	—	—
Other	—	—	—	—
Total	$5,995	$5,921	$15,047	$14,673

Operating income (loss):
Printed Circuit Boards	$7,743	$6,555	$15,265	$17,750
Assembly	2,842	2,170	6,301	5,462
Other	(196)	403	(514)	(472)
Total	10,389	9,128	21,052	22,740

Interest expense, net	5,465	5,520	16,370	25,033
Amortization of deferred financing costs	516	413	1,549	1,161
Loss on early extinguishment of debt	—	228	—	1,498
Other, net	597	(32)	752	339
Income (loss) before income taxes	$3,811	$2,999	$2,381	$(5,291)

11.           Discontinued Operations

On May 1, 2006, the wire harness business was sold to Electrical Components International Holdings Company, a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320,000.  Net cash proceeds reported in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2006, of $308,415 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006 and iii) transaction costs of $6,167 paid in 2006 related to the disposal.  One further contractual purchase price adjustment, which was accrued at the time of the disposal, was settled at the estimated amount of approximately $2,000 during the quarter ended June 30, 2007.

In the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006, the Company recognized a net gain on the sale of the discontinued wire harness operations of $212,484.  The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $13,100.

For the three and nine months ended September 30, 2007 and 2006, operating results for the discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$102,358

Operating income	$—	$—	$—	$11,322

Income from discontinued operations	$—	$—	$—	$11,388
Income tax provision	—	—	—	2,103
Income from discontinued operations, net of tax	$—	$—	$—	$9,285

12.           Guarantor Subsidiaries

The Senior Subordinated Notes (the “2011 Notes”) are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of Viasystems other than its foreign subsidiaries.  Each of the guarantor subsidiaries and non-guarantor subsidiaries is wholly-owned by the Company.  In connection with the disposal of the Company’s wire harness business, the trustee under the 2011 Notes released the wire harness guarantor subsidiaries from the guarantee of the 2011 Notes.

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

Balance Sheet as of September 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$131	$17,139	$16,496	$—	$33,766
Restricted cash	—	1,000	—	—	1,000
Accounts receivable, net	—	29,836	114,550	—	144,386
Inventories	—	12,962	68,891	—	81,853
Other current assets	—	1,885	10,076	—	11,961
Total current assets	131	62,822	210,013	—	272,966
Property, plant and equipment, net	24	9,452	232,860	—	242,336
Other assets, net	5,735	114	88,443	—	94,292
Investment in subsidiaries	955,194	332,012	—	(1,287,206)	—
Total assets	$961,084	$404,400	$531,316	$(1,287,206)	$609,594
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$—	$—	$744	$—	$744
Accounts payable	—	9,876	98,449	—	108,325
Accrued and other liabilities	4,375	14,788	36,634	—	55,797
Total current liabilities	4,375	24,664	135,827	—	164,866
Long-term debt, less current maturities	200,000	—	6,438	—	206,438
Other non-current liabilities	547	8,191	43,513	—	52,251
Intercompany payable / (receivable)	575,623	(583,833)	8,210	—	—
Total liabilities	780,545	(550,978)	193,988	—	423,555
Total paid- in capital and accumulated deficit	179,375	955,194	332,012	(1,287,206)	179,375
Accumulated other comprehensive income (loss)	1,164	184	5,316	—	6,664
Total liabilities and stockholder’s equity	$961,084	$404,400	$531,316	$(1,287,206)	$609,594

Balance Sheet as of December 31, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$701	$13,244	$24,009	$—	$37,954
Restricted cash	—	1,000	—	—	1,000
Accounts receivable, net	—	22,229	109,266	—	131,495
Inventories	—	11,964	73,221	—	85,185
Other current assets	—	2,325	13,480	—	15,805
Total current assets	701	50,762	219,976	—	271,439
Property, plant and equipment, net	95	7,640	249,917	—	257,652
Other assets, net	6,682	136	89,981	—	96,799
Investment in subsidiaries	960,991	351,926	—	(1,312,917)	—
Total assets	$968,469	$410,464	$559,874	$(1,312,917)	$625,890
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$—	$7	$715	$—	$722
Accounts payable	—	10,141	104,969	—	115,110
Accrued and other liabilities	9,625	17,034	33,473	—	60,132
Total current liabilities	9,625	27,182	139,157	—	175,964
Long-term debt, less current maturities	200,000	—	6,192	—	206,192
Other non-current liabilities	547	9,191	36,128	—	45,866
Intercompany payable / (receivable)	566,453	(587,026)	20,573	—	—
Total liabilities	776,625	(550,653)	202,050	—	428,022
Total paid-in capital and accumulated deficit	191,246	960,991	351,926	(1,312,917)	191,246
Accumulated other comprehensive income	598	126	5,898	—	6,622
Total liabilities and stockholder’s equity	$968,469	$410,464	$559,874	$(1,312,917)	$625,890

Statement of Operations for the three months ended September 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$48,208	$159,185	$(21,115)	$186,278
Operating expenses:
Cost of goods sold, exclusive of items shown separately	38	42,464	126,938	(21,115)	148,325
Selling, general and administrative	263	7,249	7,266	—	14,778
Depreciation	24	623	11,628	—	12,275
Amortization	78	—	237	—	315
Restructuring and impairment	—	—	196	—	196
Operating (loss) income	(403)	(2,128)	12,920	—	10,389
Other expense (income):
Interest expense (income), net	1,587	(5,866)	9,744	—	5,465
Amortization of deferred financing costs	309	—	207	—	516
Other, net	—	(2,583)	3,180	—	597
Equity in (earnings) loss of subsidiaries	(8,596)	(2,797)	—	11,393	—
Income (loss) before income taxes	6,297	9,118	(211)	(11,393)	3,811
Income tax provision (benefit)	—	522	(3,008)	—	(2,486)
Net income (loss)	$6,297	$8,596	$2,797	$(11,393)	$6,297

Statement of Operations for the nine months ended September 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$127,528	$450,751	$(51,023)	$527,256
Operating expenses:
Cost of goods sold, exclusive of items shown separately	187	112,478	361,615	(51,023)	423,257
Selling, general and administrative	1,526	23,135	19,927	—	44,588
Depreciation	70	1,809	35,007	—	36,886
Amortization	223	—	736	—	959
Restructuring and impairment	—	—	514	—	514
Operating (loss) income	(2,006)	(9,894)	32,952	—	21,052
Other expense (income):
Interest expense (income), net	4,854	(17,585)	29,101	—	16,370
Amortization of deferred financing costs	927	—	622	—	1,549
Other, net	—	(7,399)	8,151	—	752
Equity in (earnings) loss of subsidiaries	(4,416)	9,701	—	(5,285)	—
Income (loss) before income taxes	(3,371)	5,389	(4,922)	5,285	2,381
Income tax provision (benefit)	—	973	4,779	—	5,752
Net (loss) income	$(3,371)	$4,416	$(9,701)	$5,285	$(3,371)

Statement of Operations for the three months ended September 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$47,897	$165,496	$(16,200)	$197,193
Operating expenses:
Cost of goods sold, exclusive of items shown separately	—	41,424	136,800	(16,200)	162,024
Selling, general and administrative	116	7,980	6,864	—	14,960
Depreciation	20	591	10,551	—	11,162
Amortization	61	—	261	—	322
Restructuring and impairment	—	(635)	232	—	(403)
Operating (loss) income	(197)	(1,463)	10,788	—	9,128
Other expense (income):
Interest expense (income), net	5,379	(9,144)	9,285	—	5,520
Amortization of deferred financing costs	309	—	104	—	413
Loss on early extinguishment of debt	140	88	—	—	228
Other, net	—	(3,363)	3,331	—	(32)
Equity in (earnings) loss of subsidiaries	(6,322)	4,634	—	1,688	—
(Loss) income from continuing operations before income taxes	297	6,322	(1,932)	(1,688)	2,999
Income tax (benefit) provision	—	—	2,702	—	2,702
Income (loss) from continuing operations	297	6,322	(4,634)	(1,688)	297
Income from discontinued operations, net of tax	—	—	—	—	—
Gain on disposition of discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$297	$6,322	$(4,634)	$(1,688)	$297

Statement of Operations for the nine months ended September 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$—	$147,226	$459,554	$(50,383)	$556,397
Operating expenses:
Cost of goods sold, exclusive of items shown separately	—	127,108	377,637	(50,383)	454,362
Selling, general and administrative	348	21,748	22,376	—	44,472
Depreciation	62	1,804	31,295	—	33,161
Amortization	169	—	839	—	1,008
Restructuring and impairment	—	(624)	1,278	—	654
Operating (loss) income	(579)	(2,810)	26,129	—	22,740
Other expense (income):
Interest expense (income), net	18,142	(21,047)	27,938	—	25,033
Amortization of deferred financing costs	1,057	—	104	—	1,161
Loss on early extinguishment of debt	1,410	88	—	—	1,498
Other, net	—	(9,339)	9,678	—	339
Equity in (earnings) loss of subsidiaries	(224,376)	16,007	–	208,369	–
(Loss) income from continuing operations before income taxes	203,188	11,481	(11,591)	(208,369)	(5,291)
Income tax (benefit) provision	(1,888)	5,472	7,818	—	11,402
Income (loss) from continuing operations	205,076	6,009	(19,409)	(208,369)	(16,693)
Income from discontinued operations, net of tax	—	5,883	3,402	—	9,285
Gain on disposition of discontinued operations, net of tax	—	212,484	—	—	212,484
Net income (loss)	$205,076	$224,376	$(16,007)	$(208,369)	$205,076

Statement of Cash Flows for the nine months ended September 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(570)	$7,581	$10,634	$—	$17,645
Net cash provided by (used in) investing activities	—	(3,679)	(18,147)	—	(21,826)
Net cash provided by (used in) financing activities	—	(7)	—	—	(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents	(570)	3,895	(7,513)	—	(4,188)
Cash and cash equivalents, beginning of the period	701	13,244	24,009	—	37,954
Cash and cash equivalents, end of the period	$131	$17,139	$16,496	$—	$33,766

Statement of Cash Flows for the nine months ended September 30, 2006

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$262,318	$(312,445)	$25,598	$—	$(24,529)
Net cash provided by (used in) investing activities	—	313,217	(36,807)	—	276,410
Net cash provided by (used in) financing activities	(262,350)	(152)	3,868	—	(258,634)
Effect of exchange rate changes on cash and cash equivalents	—	—	268	—	268
Net change in cash and cash equivalents	(32)	620	(7,073)	—	(6,485)
Cash and cash equivalents, beginning of the period	432	12,553	22,938	—	35,923
Cash and cash equivalents, end of the period	$400	$13,173	$15,865	$—	$29,438

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

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Bosch Group, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Huawei Technologies Co Ltd., Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc., and Whirlpool Corporation.  We have good working relationships with industry leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc., and we supply PCBs and EMS products to these customers as well.

Results of Operations

Three Months Ended September 30, 2007, Compared to the Three Months Ended September 30, 2006

Net Sales.  Net sales for the three months ended September 30, 2007, were $186.3 million, representing a $10.9 million, or 5.5%, decrease from net sales during the same period in 2006.

Net sales by end-user market for the three months ended September 30, 2007 and 2006, were as follows:

End-User Market (dollars in millions)	2007	2006
Automotive	$63.6	$61.1
Telecommunications	60.4	67.4
Industrial & Instrumentation, Medical, Consumer and Other	42.9	42.2
Computer and Data communications	19.4	26.5
Total Net Sales	$186.3	$197.2

Our net sales of products for end use in the automotive market grew by approximately 4.1% during the three months ended September 30, 2007, compared to the same period in 2006 based on sustained strong demand by global automotive producers.  Net sales of products ultimately used in the telecommunications market declined by approximately 10.4% from the quarter ended September 30, 2006, to the quarter ended September 30, 2007, primarily as a result of weak demand.  Net sales in the industrial & instrumentation, medical, consumer and other market were relatively constant compared to the same period of the prior year.  An approximate 26.8% decline in third quarter net sales of our products for use in the computer and data communications markets is largely the result of a customer executing a new strategy to broaden its supplier base.

Net sales by segment for the three months ended September 30, 2007 and 2006, were as follows:

Segment (dollars in millions)	2007	2006
Printed Circuit Boards	$123.8	$136.4
Assembly	68.5	66.7
Other	—	—
Eliminations	(6.0)	(5.9)
Total Net Sales	$186.3	$197.2

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended September 30, 2007, decreased by $12.6 million, or 9.3% to $123.8 million.  The majority of the decrease is a result of weak demand experienced in our telecommunications and computer and data communications end markets.  Increases in selling prices related to materials cost increases, together with improved product mix, partially offset a reduction in volume of more than 17%.  Approximately one-half of our net sales during the quarter ended September 30, 2007, were derived from identical parts sold during the same period in the prior year.  The price increases on those identical parts averaged nearly 3%.

Assembly segment net sales increased by $1.8 million, or 2.7%, to $68.5 million for the three months ended September 30, 2007, compared the third quarter of 2006.  The increase was the result of increased customer demand and price premiums on a customer program for fabricated metal products.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately, in the condensed consolidated statement of operations for the three months ended September 30, 2007, was $148.3 million, or 79.6% of consolidated net sales.  This represents a 2.6 percentage point improvement from the 82.2% of consolidated net sales for the third quarter of 2006.

The quantities of materials and supplies used to support our production are the most significant cost in our Printed Circuit Boards segment.  Materials, labor and overhead costs in the segment have been impacted by adverse trends in global commodities and currency exchange rates.  Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases.  To a lesser degree, cost trends in China also adversely impacted our cost, including minimum wage increases, social benefit cost increases, and a strengthening of the Chinese RMB versus the U.S. dollar.  Despite these cost increases, wages and local operating costs there remain among the most competitive in the world.  Finally, additional professional fees associated with cost improvement initiatives negatively impacted cost of goods sold by approximately $2.6 million for the three months ended September 30, 2007.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  Cost of goods sold as a percentage of sales was relatively constant for the three months ended September 30, 2007, as compared to the same period in the prior year.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $14.8 million for the three months ended September 30, 2007, which was relatively constant, compared to the same period in the prior year.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment based on each segment’s percentage of total net sales.

Depreciation.  Depreciation expense for the three months ended September 30, 2007, was $12.3 million, including $10.7 million related to our Printed Circuit Boards segment and $1.4 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by approximately $1.2 million compared to the same period last year as a result of investment in new owned and leased equipment.

Restructuring and Impairment.  We incurred $0.2 million in restructuring and impairment charges for the three months ended September 30, 2007, related to closed facilities sold late in 2006.  Restructuring and impairment during the three months ended September 30, 2006, was a net $0.4 million of income, which included a $0.8 million gain recognized on the disposal of fixed assets.  Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products.  We closed facilities in the United States, the Netherlands and in Canada in prior years, and we continued to incur costs to maintain and to insure certain of the sites while we marketed those properties for sale.

Operating Income.  Operating income of $10.4 million for the three months ended September 30, 2007, represents an increase of $1.3 million compared to operating income of $9.1 million during the three months ended September 30, 2006.  The primary components of operating income for the three months ended September 30, 2007 and 2006, were as follows:

Source (dollars in millions)	2007	2006
Printed Circuit Boards segment	$7.7	$6.5
Assembly segment	2.8	2.2
Restructuring activities	(0.1)	0.4
Operating Income	$10.4	$9.1

Operating income of our Printed Circuit Boards segment increased by $1.2 million to $7.7 million for the three months ended September 30, 2007, compared to $6.5 million for the same period in the prior year.  The increase is primarily the result of net cost reductions partially offset by increased depreciation expense as a result of investment in new owned and leased equipment, the decline in sales volume and additional professional fees associated with cost improvement and business growth initiatives.

Operating income of our Assembly segment increased by $0.6 million to $2.8 million for the three months ended September 30, 2007, compared to $2.2 million operating income in the third quarter of 2006.  The increase is primarily due to the increase in sales volume and price premiums on certain fabricated metal products.

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

Reconciliations of operating income to adjusted EBITDA for the three months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended September 30,
Source (dollars in millions)	2007	2006
Operating Income	$10.4	$9.1
Add-back
Depreciation and Amortization	12.6	11.5
Restructuring and impairment	0.2	(0.4)
Non-cash stock compensation expense.	0.3	0.2
Adjusted EBITDA	$23.5	$20.4

Adjusted EBITDA increased by $3.1 million, or 15.2%, despite the 5.5% decline in net sales, primarily as a result of cost reduction initiatives.

Interest Expense, net.  Interest expense, net of interest income for the three months ended September 30, 2007, was $5.5 million, consistent with the same period last year.  Interest income earned in both periods is immaterial.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter.

Interest expense was $0.2 million for the three months ended September 30, 2007, under our 2006 Credit Agreement, and this expense varies from period to period based on the outstanding principal balances and letters-of-credit, both of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.2 million during the three months ended September 30, 2007.

Interest expense totaling approximately $0.3 million during the three months ended September 30, 2006, was incurred on an average $10 million revolver borrowings under our 2006 Credit Agreement at an average rate of 7.3% from its inception in August 2006, and under our 2003 Credit Agreement at an average rate of 11% prior to its extinguishment in August 2006.  Interest expense on capital leases was approximately $0.2 million during the three months ended September 30, 2006.

Income Taxes.  Income tax benefit of $2.5 million for the three months ended September 30, 2007, compares to income tax expense of $2.7 million for the quarter ended September 30, 2006.  Included in the income tax benefit for the three months ended September 30, 2007, is a $4.7 million benefit related to the settlement of a prior uncertain tax position.  Excluding this benefit, we recorded a $2.2 million income tax provision.  Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carry forwards previously existing in our U.S. and other tax jurisdictions; we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Results of Operations

Nine Months Ended September 30, 2007, Compared to the Nine Months Ended September 30, 2006

Net Sales.  Net sales for the nine months ended September 30, 2007, were $527.3 million, representing a $29.1 million, or 5.2%, decrease from net sales during the same period in 2006.

Net sales by end-user market for the nine months ended September 30, 2007 and 2006, were as follows:

End-User Market (dollars in millions)	2007	2006
Automotive	$191.7	$179.7
Telecommunications	164.6	183.1
Industrial & Instrumentation, Medical, Consumer and Other	119.4	125.2
Computer and Datacommunications	51.6	68.4
Total Net Sales	$527.3	$556.4

Our net sales of products for end use in the automotive market grew by approximately 6.7% during the nine months ended September 30, 2007, compared to the same period in 2006 based on sustained strong demand by global automotive producers.  Net sales of products ultimately used in the telecommunications market declined by approximately 10.1% from the nine months ended September 30, 2006, to the nine months ended September 30, 2007, primarily as a result of weak demand in North America while two of our larger customers work through their merger.  In the industrial & instrumentation, medical, consumer and other market, cessation of a customer program for photo booths was the primary driver of our 4.6% decline of net sales to this end use market, in which a broad base of other customers remained stable.  An approximate 24.6% decline in net sales for the nine months ended September 30, 2007, of our products for use in the computer and data communications markets is largely the result of a customer executing a new strategy to broaden its supplier base.

Net sales by segment for the nine months ended September 30, 2007 and 2006, were as follows:

Segment (dollars in millions)	2007	2006
Printed Circuit Boards	$358.0	$378.8
Assembly	184.3	191.7
Other	—	0.6
Eliminations	(15.0)	(14.7)
Total Net Sales	$527.3	$556.4

Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2007, decreased by $20.8 million, or 5.5% to $358.0 million.  The majority of the decrease is a result of weak demand experienced in our telecommunications, and computer and data communications end markets.  Increases in selling prices related to materials cost increases, together with improved product mix, partially offset a reduction in volume of more than 12%.  Approximately one-half of our net sales during the nine months ended September 30, 2007, were derived from identical parts sold during the same period in the prior year.  The price increases on those identical parts averaged nearly 7%.

Assembly segment net sales decreased by $7.4 million, or 3.9%, to $184.3 million for the nine months ended September 30, 2007, compared the same period of 2006.  The decline was the result of reduced demand from select customers in our telecommunications end market, partially offset by price premiums on certain fabricated metal products.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately, in the condensed consolidated statement of operations for the nine months ended September 30, 2007, was $423.3 million, or 80.3% of consolidated net sales.  This represents a 1.4 percentage point improvement from the 81.7% of consolidated net sales for the nine months ended September 30, 2006.

The quantities of materials and supplies used to support our production are the most significant cost in our Printed Circuit Boards segment.  Materials, labor and overhead costs in the segment have been impacted by adverse trends in global commodities and currency exchange rates.  Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases.  To a lesser degree, cost trends in China also adversely impacted our cost, including minimum wage increases, social benefit cost increases, and a strengthening of the Chinese RMB versus the U.S. dollar.  Despite these cost increases, wages and local operating costs there remain among the most competitive in the world.  Finally, additional professional fees associated with cost improvement initiatives negatively impacted cost of goods sold by approximately $5.9 million for the nine months ended September 30, 2007.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  For the nine months ended September 30, 2007, product mix favorably impacted cost of goods sold.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $44.6 million for the nine months ended September 30, 2007, which was relatively constant, compared to the same period in the prior year.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment based on each segment’s percentage of total net sales.

Depreciation.  Depreciation expense for the nine months ended September 30, 2007, was $36.9 million, including $32.2 million related to our Printed Circuit Boards segment and $4.3 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by approximately $4.1 million compared to the same period last year as a result of investment in new owned and leased equipment.

Restructuring and Impairment.  We incurred $0.5 million in restructuring and impairment charges for the nine months ended September 30, 2007, related to closed facilities sold late in 2006.  Our restructuring costs during the nine months ended September 30, 2006, were $0.7 million.  Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products.  We closed facilities in the United States, the Netherlands and Canada in prior years, and we continued to incur costs to maintain and to insure certain of the sites while we marketed those properties for sale.

Operating Income.  Operating income of $21.1 million for the nine months ended September 30, 2007, represents a decrease of $1.7 million compared to operating income of $22.7 million during the nine months ended September 30, 2006.  The primary sources of operating income for the nine months ended September 30, 2007 and 2006, were as follows:

Source (dollars in millions)	2007	2006
Printed Circuit Boards segment	$15.3	$17.7
Assembly segment	6.3	5.5
Restructuring activities	(0.5)	(0.5)
Operating Income	$21.1	$22.7

Operating income of our Printed Circuit Boards segment decreased by $2.4 million to $15.3 million for the nine months ended September 30, 2007, compared to $17.7 million operating income for the same period in the prior year.  The decrease is primarily the result of increased depreciation expense as a result of investment in new owned and leased equipment, the decline in sales volume and additional professional fees associated with cost improvement and business growth initiatives partially offset by cost reduction.

Operating income of our Assembly segment increased by $0.8 million to $6.3 million for the nine months ended September 30, 2007, compared to $5.5 million operating income for the same period in the prior year.  The improvement is primarily the result of improved product mix.

Adjusted EBITDA.  Reconciliations of operating income to Adjusted EBITDA for the nine months ended September 30, 2007 and 2006, were as follows:

	Nine Months Ended September 30,
Source (dollars in millions)	2007	2006
Operating Income	$21.1	$22.7
Add-back
Depreciation and Amortization	37.8	34.2
Restructuring and impairment	0.5	0.7
Non-cash stock compensation expense.	1.7	1.0
Adjusted EBITDA	$61.1	$58.6

Adjusted EBITDA increased by $2.5 million, or 4.3%, despite the 5.2% decline in net sales, as a result of cost reduction initiatives and improved product mix.

Interest Expense, net.  Interest expense, net of interest income for the nine months ended September 30, 2007, was $16.4 million, compared to $25.0 million in the same period last year.  Interest income earned in both periods is immaterial.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $15.8 million in each nine month period as the $200.0 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense was $0.5 million for the nine months ended September 30, 2007, under our 2006 Credit Agreement, and this expense varies from period to period based on the outstanding principal balances and letters-of-credit, both of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.5 million during nine months ended September 30, 2007.

The significant reduction of net interest expense for the nine months ended September 30, 2007, compared to the same period in 2006 is primarily the result of the extinguishment of our 2003 Credit Agreement.  Interest expense totaling approximately $9.3 million during the nine months ended September 30, 2006, was incurred on an average $165.6 million of term loan and revolver loan borrowings under our then outstanding 2003 Credit Agreement at an average rate of 9.1%.  We extinguished the remaining balance of our 2003 Credit Agreement during 2006 by applying the proceeds from the sale of our wire harness business.  Interest expense totaling approximately $0.1 million during the nine months ended September 30, 2006, was incurred on an average $10 million of revolver loan borrowings under the 2006 Credit Agreement which began in August 2006.  Interest expense on capital leases was approximately $0.5 million during the nine months ended September 30, 2006.

Income Taxes.  Income tax expense of $5.8 million for the nine months ended September 30, 2007, compares to income tax expense of $11.4 million for the same period of the prior year.  In March 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China.  The income tax provision for the nine months ended September 30, 2007, includes approximately $4.0 of deferred tax expense related to this revaluation.  In addition, during the three months ended September 30, 2007, the Company recorded a $4.7 million benefit related to the settlement of a prior uncertain tax position.

Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized income tax benefits related to our substantial interest expense, among other expenses.

Discontinued Operations. We report discontinued operations in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  On May 1, 2006 we sold our wire harness business to Electrical Components International Holdings Company (“ECI”), a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320.0 million.  Net cash proceeds reported in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2006, of $308.4 million reflect reductions of the gross proceeds for i) cash of $3.0 million on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2.4 million contractual purchase price adjustment agreed and paid to the acquirer in June 2006, and iii) transaction costs of $6.2 million paid in 2006 related to the disposal.  One further contractual purchase price adjustment, which was accrued at the time of the disposal, was settled at the estimated amount of approximately $2.0 million during the quarter ended June 30, 2007.

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

For the three and nine months ended September 30, 2007 and 2006, operating results for the discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$102,358

Operating income	$—	$—	$—	$11,322

Income from discontinued operations	$—	$—	$—	$11,388
Income tax provision	—	—	—	2,103
Income from discontinued operations, net of tax	$—	$—	$—	$9,285

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

In August 2006, we terminated our 2003 Credit Agreement and entered into our 2006 Credit Agreement with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”), which provides us a minimum of $80 million and up to $125 million under a four-year, senior secured credit facility.  Substantially all of our non-U.S. assets serve as security for this facility.  As of September 30, 2007, no borrowings were outstanding under the 2006 Credit Agreement.  Approximately $76.1 million of the minimum $80 million 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $3.9 million.  In October 2007, we issued an additional $3.5 million standby letter of credit.

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

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet these developing customer requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  In addition, our potential for growth in this segment may be limited if we do not expand production capacities through incremental capital expenditures.  Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2007 and 2006, were $17.1 million, and $36.7 million, respectively.  Capital expenditures of our Printed Circuit Board segment during the nine months ended September 30, 2006, exclude $11.6 million for assets acquired under capital lease.  We expect our total capital expenditures for the year to be in the range of $50 million to $55 million.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2007 and 2006, was $17.6 million and $(24.5) million, respectively.  The improvement in net cash provided by operating activities is primarily due to the changes in working capital associated with the lower sales growth rates as compared to the same period in 2006.  The nine months ended September 30, 2006, included the operating cash flows of our wire harness business which was sold on May 1, 2006.

Net cash (used in) provided by investing activities was $(21.8) million for the nine months ended September 30, 2007, compared to $276.4 million for the same period in 2006.  Capital expenditures during the nine months ended September 30, 2007, were $21.9 million, and in 2006 were $44.2 million, including $3.0 million related to our wire harness business prior to disposal.  The principal source of cash provided by investing activities during the nine months ended September 30, 2006, related to net proceeds from the disposal of our wire harness business of $308.4 million.

Net cash used in financing activities was immaterial for the nine months ended September 30, 2007, compared to cash used in financing activities of $(258.6) million for the same period in 2006.  Cash proceeds from the sale of our wire harness business were applied in May 2006 to extinguish the balance of the term loan under the 2003 Credit Agreement.

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

Recently Adopted Accounting Pronouncements

FIN 48
We adopted FIN 48, on January 1, 2007.  As a result of the adoption of FIN 48, we recorded a $10.2 million increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  The total amount of unrecognized tax benefits included in the condensed consolidated balance sheets at December 31, 2006, and September 30, 2007, were $20.2 million and $24.4 million, respectively.  The liability of unrecognized tax benefits increased by $12.5 million from December 31, 2006, to September 30, 2007, due to the adoption of FIN 48, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  The increase in the liability was partially offset by a $3.6 million payment and $4.7 million reversal in the liability for a settlement of a prior uncertain tax position.  Included in the January 1, 2007, balance was $30.4 million of unrecognized tax positions that, if recognized, would affect the effective tax rate.  We are in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year.  However, the range of possible change cannot be estimated.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  This policy did not change as a result of the adoption of FIN 48.  At January 1, 2007, the total unrecognized tax benefit in the condensed consolidated balance sheet included a liability of $7.4 million related to accrued interest and penalties on unrecognized tax benefits.  For the nine months ended September 30, 2007, the income tax provision included in our condensed consolidated statement of operations included a net $1.4 million benefit related to interest and penalties on unrecognized tax benefits, which included a $2.4 million reversal of the liability related to a prior uncertain tax position.

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

During the second quarter of 2006, the Company recorded an adjustment of $1.3 million to establish a liability for the lifetime medical benefits and a portion of the accrued vacation benefits.  Subsequently, SAB No. 108 was issued in September 2006 and adopted in the fourth quarter of 2006 with retroactive impact to January 1, 2006.  Consequently, the results of operations for the nine months ended September 30, 2006, were adjusted to reflect the adoption of SAB No. 108 and the reversal of these items, as the Company considers these misstatements immaterial to the interim financial results.  The impact on the results of operations for the nine months ended September 30, 2006, was an increase to net income (decrease to loss from continuing operations) of $1.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At September 30, 2007, there were foreign currency hedge instruments outstanding with a nominal value of 300 million Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of September 30, 2007, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 5, 2007.

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