Form 10-K
period 2007-12-31
VIASYSTEMS INC
filed 2008-03-28
CIK 1041380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Smaller Reporting Company [  ]

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

Outstanding at

Class

March 28, 2008

        Common Stock

         1,000

____________________________________________________________________________________________

VIASYSTEMS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

3

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

17

Item 2.

Properties

17

Item 3.

Legal Proceedings

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

19

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

37

Item 8.

Financial Statements and Supplementary Data

38

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

39

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

40

Consolidated Balance Sheets

41

Consolidated Statements of Operations

42

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive

Income (Loss)

43

Consolidated Statements of Cash Flows

44

Notes to Consolidated Financial Statements

45

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

71

Item 9A.

Controls and Procedures

71

Item 9B.

Other Information

72

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

72

Item 11.

Executive Compensation

75

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

93

Item 13.

Certain Relationships and Related Transactions, and Director Independence

96

Item 14.

Principal Accountant Fees and Services

97

PART IV

Item 15.

Exhibits and Financial Statement Schedules

98

SIGNATURES

99

EXHIBIT INDEX

100

SUBSIDIARIES OF VIASYSTEMS

102

CERTIFICATIONS

103

PART I

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (“Report”) include the use of the terms “we” and “our” which unless specified otherwise refers collectively to Viasystems, Inc. (“Viasystems”) and its subsidiaries.  Additionally, reference to “Group” refers to Viasystems’ holding company parent Viasystems Group, Inc.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements.  These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof and control by our sole stockholder.  Please refer to the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2007, for additional factors that could materially affect our financial performance.

Item 1.

Business

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”).  The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, telecommunications switching equipment, data networking equipment, major household appliances, wind energy applications, and a variety of complex medical and technical instruments.  We currently have seven manufacturing facilities, including five manufacturing sites in The People’s Republic of China (“China”) and one in Mexico to take advantage of low cost, high quality manufacturing environments.  In addition, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Bosch Group, Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Huawei Technologies Co. Ltd., Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc. and Tellabs, Inc.  We have good working relationships with industry leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc., and we supply PCBs and EMS products to these customers as well.

Our History

We are a direct, wholly owned subsidiary of Viasystems Group, Inc. (“Group”).  Group was formed in 1996 by Hicks, Muse, Tate & Furst Incorporated under the name Circo Craft Holding Company.  Circo Craft Holding Company had no operations prior to its first acquisition in October 1996, when it changed its name to Circo Technologies, Inc.  In January 1997, Circo Technologies, Inc. changed its name to Viasystems Group, Inc.

We were formed on April 2, 1997 and are incorporated in Delaware.  On April 10, 1997, Group contributed all of the capital stock of its then existing subsidiaries to us.  From 1997 through 2001, we expanded rapidly through the acquisitions of several businesses throughout Europe, North America and China.  During that time, we expanded our business model to include full systems assemblies, wire harnesses and cable assemblies to complement our original PCB and backpanel offerings.

From 1999 to 2001, our business was heavily reliant on the telecommunications and networking markets, as the majority of our customers were telecommunication and networking original equipment manufacturers.  In early 2001, the telecommunications and networking industries began a significant business downturn caused by the decline in capital spending related to those industries.  The decline in capital spending in the telecommunications and networking industries was exacerbated by excess inventories for those industries within the contract manufacturing supply chain as the five largest contract manufacturers collectively experienced a reported 138% increase in inventories during 2000.  In 2002, we restructured our company through Chapter 11 bankruptcy proceedings and emerged from bankruptcy on January 31, 2003.

From April 2001 through 2005, before, during and after our bankruptcy proceedings, we substantially restructured our operations and closed or sold 24 under-performing or non-strategic facilities.  During that time, we streamlined our business to focus on PCBs, wire harnesses and electro-mechanical solutions, and we significantly diversified our end markets and customer base.  In order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

During 2006, we sold our wire harness business.  As a result of the disposal of the wire harness operations and our restructuring activities early in this decade, we are well positioned as a PCB and EMS manufacturer, principally in low cost areas of the world, with the ability to serve our global customer base.  Our PCB and EMS products are supplied from our PCB and Assembly segments, respectively.

We are headquartered in St. Louis, Missouri.  The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and our telephone number at that location is (314) 727-2087.  We can also be reached at our web site www.viasystems.com.

Our Products

Printed Circuit Boards – PCBs serve as the foundation of almost all electronic equipment, providing the circuitry and mounting surfaces necessary to interconnect discrete electronic components, such as integrated circuits, capacitors and resistors.  PCBs consist of a pattern of electrical circuitry etched from copper and laminated to a board made of insulating material, thereby providing electrical interconnection between the components mounted onto them.

Electro-Mechanical Solutions – Electro-mechanical solutions include a wide variety of products and services, primarily including assembly of backplanes, custom and standard metal enclosures, cabinets, racks and sub racks, systems integration and assembly, final product testing and fulfillment.

Our Business Strategy

We believe we are well positioned for growth in sales and operating income through a strategy based on the following key goals and business drivers:

Maintenance of Diverse End Market and End Customer Mix – In order to reduce our exposure to, and reliance on, unpredictable end markets and to provide alternative growth paths, we have diversified our product offerings into the automotive, telecommunications, industrial/instrumentation, medical and consumer, and computer/datacommunications markets.  Further, we have pursued new substantial customers in each market.  We intend to continue to maintain our focus on a diverse mix of customers and end markets.

Expansion of our Manufacturing Capabilities in Low Cost Locations – To meet our customers' demands for high quality, low cost products and services, we have and will continue to invest in facilities and equipment in low cost locations.  For the year ended December 31, 2007, approximately 92.2% of our net sales were generated from products produced in our operations in China and Mexico.  We will continue to develop our best-in-class technology and manufacturing processes in low cost manufacturing locations.  We believe our ability to leverage our advanced technology and manufacturing capabilities in low cost locations will enable us to grow our revenues, improve our profitability and effectively meet our customers' requirements for high quality, low cost products and services.

Enhancement of Our Strong Customer Relationships – We are focused on expanding our business with existing customers by leveraging our history of producing quality products with a high level of customer service and operational excellence, which provides us with the opportunity to bid for additional programs from the strong position of a preferred supplier.  In addition, we have good working relationships with industry leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc.  These relationships provide us access to additional PCB and EMS opportunities and enable our partners to offer a fully integrated product solution to their customers.  Our management team has created a culture that is focused on providing our customers with high-quality service and technical support, which is reflected in our continuing ability to obtain new business and expand our current customer relationships.

Expansion of Our Relationships with Existing Customers Through Cross-Selling – Building on our broad product offering, we pursue cross-selling opportunities with our existing base of customers.  We leverage our PCB capabilities to provide our customers with an integrated manufacturing solution that can range from fabrication of bare PCBs to final system assembly and testing.  We intend to continue to leverage our customer relationships to expand sales to our existing customers.

Concentration on High Value-Added Products and Services – We focus on providing electro-mechanical solutions to leading manufacturers of advanced electronics products that generally require custom designed, more complex products and short lead-time manufacturing services.  These products are typically lower volume, higher margin products.  We differentiate ourselves from many of our global competitors by not focusing on programs for high volume, low margin products such as cell phone handsets, personal computers or peripherals and low-end consumer electronics.

A Focus on Our Operational Excellence – We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs.  We continue to focus on opportunities to improve operating income, including: (1) continued implementation of advanced manufacturing techniques, including Lean and Six Sigma initiatives; (2) efficient investment in new equipment and technologies and the upgrading of existing equipment; and (3)  continued improvement of our internal control over and centralization of certain aspects of our accounting and finance functions.  Our management team is focused on maximizing our current asset base to improve our operational efficiency while also adapting to the needs of our customers and the market.

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

The following table shows our net sales as a percentage by principal end-user markets we serve:

	Year Ended December 31,
Markets	2007	2006	2005
Automotive	36.2%	32.9%	34.9%
Telecommunications	31.0	32.0	27.4
Industrial & Instrumentation/Medical/Consumer/Other	22.3	22.7	22.2
Computer/Datacommunications	10.5	12.4	15.5
Total Net Sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales.  For the years ended December 31, 2007, 2006 and 2005, sales to our 10 largest customers accounted for approximately 76.2%, 73.7% and 71.3% of our net sales, respectively

Further, the table below highlights individual end customers that directly and indirectly account for more than ten percent of our consolidated net sales.

Customer	2007	2006	2005
Alcatel-Lucent SA (a)	20.2%	20.8%	18.5%
Siemens AG	12.4	13.7	12.5
Bosch Group	10.7	10.1	11.0
Delphi Corporation	(b)	(b)	11.2

(a)

Alcatel SA and Lucent Technologies, Inc. merged during 2006.  Amount represents sales to both the individual companies prior to the merger and the combined companies after the merger.

(b)

Represents less than ten percent of consolidated net sales.

Sales to Alcatel-Lucent SA, Siemens AG and Delphi Corporation occurred in both the PCB and Assembly segments.  Sales to Bosch Group occurred in the PCB segment.

Manufacturing Services

Our offering of manufacturing services includes the following:

Design and Prototyping Services – We provide comprehensive front-end engineering services, including custom enclosure design, circuit board layout and related design services leading to efficient manufacturing and delivery.  We offer quick-turn prototyping, which is the rapid production of a new product sample.  Our quick-turn prototype service allows us to provide small test quantities to our customers' product development groups.  Our participation in product design and prototyping allows us to reduce our customers' manufacturing costs and their time-to-market and time-to-volume.  These services enable us to strengthen our relationships with customers that require advanced engineering services.  In addition, by working closely with customers throughout the development and manufacturing process, we often gain insight into their future product requirements.  These services are not billed separately, but instead are included in the determination of the product sales price to be invoiced to the customer.

Printed Circuit Board and Backpanel Fabrication – Printed circuit boards are platforms that connect semiconductors and other electronic components.  Backpanels connect printed circuit boards.  We manufacture multi-layer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis.  In recent years, the trend in the electronics industry has been to increase the speed and performance of components while reducing their size.  Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, tightly spaced wiring.  These advancements in component technologies have driven the change in printed circuit board design to higher density printed circuits.

Backpanel Assembly – We provide backpanel assemblies, which are manufactured by mounting interconnect devices, integrated circuits and other electronic components on a bare backpanel.  This process differs from that used to provide printed circuit board assemblies primarily because of the larger size of the backpanel and the more complex placement techniques that must be used with higher layer count printed circuit boards.  We also perform functional and in-circuit testing on assembled backpanels.

Printed Circuit Board Assembly – As a complement to our electro-mechanical solutions offering, we have the capability to manufacture printed circuit board assemblies.  Generally, we do not produce printed circuit board assemblies separately, but rather we integrate them with other components as part of a full electro-mechanical solution.  In addition, we offer testing of assembled printed circuit boards and testing of all of the functions of the completed product, and we work with our customers to develop product-specific test strategies.  Our test capabilities include manufacturing defect analysis, in-circuit tests, functional tests and environmental stress tests of board or system assemblies.

Custom Metal Enclosure Fabrication – We specialize in the manufacture of custom-designed chassis and enclosures primarily used in the telecommunications, industrial, medical and computer/datacommunications industries.  As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with reduced manufacturing costs and shortened time-to-market throughout a product's life cycle.

Full System Assembly and Test – We provide full system assembly services to customers from our facilities in China and Mexico.  These services require sophisticated logistics capabilities and supply chain management capabilities to procure components rapidly, assemble products, perform complex testing and deliver products to end users around the world.  Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including printed circuit board assembly.  We also employ advanced test techniques to various subassemblies and final end products.  Increasingly, customers require custom, build-to-order system solutions with very short lead times.  We are focused on supporting this trend by providing supply chain solutions designed to meet their individual needs.

Packaging and Global Distribution – We offer our customers flexible, just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with our customers' inventory requirements.  Increasingly, we ship products directly into customers' distribution channels or directly to the end-user.  Services are not billed separately, but instead are included in the determination of the product sales price to be invoiced to the customer.

After-Sales Support – We offer a wide range of after-sales support services.  These support services can be tailored to meet customer requirements, including field failure analysis, product upgrades, repair, and engineering change management.  Services are not billed separately, but instead included in the determination of the product sales price to be invoiced to the customer.

Supply Chain Management – Effective management of the supply chain is critical to the success of customers as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory.  Our global supply chain organization works with customers and suppliers to meet production requirements and to procure materials.  We utilize our enterprise resource planning systems to optimize inventory management.  These services are not billed separately, but instead are included in the determination of the product sales price to be invoiced to the customer.

Sales and Marketing

We focus on developing close relationships with our customers at the earliest development and design phases of products, and we continue to develop our relationship with our customers throughout all stages of production.  We identify, develop and market new technologies that benefit our customers and position us as a preferred product or service provider.

We market our products through our own sales and marketing organization and through relationships with independent sales agents around the world.  This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers.  As of December 31, 2007, we employed approximately 167 sales and marketing employees, of which 64 are account managers strategically located throughout North America, Europe and Asia.  In addition, we contract with independent sales agents strategically around the World.  Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service.  The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standard technology printed circuit boards, backpanel assemblies, printed circuit board assemblies, custom enclosures and full systems that meet increasingly narrow tolerances and specifications demanded by our customers.  Multi-layering, which involves placing multiple layers of electronic circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel.  Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel.  Interconnect products having narrow, closely spaced circuit tracks are known as fine line products.  Today, we are capable of producing commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch.  We also have the capability to produce printed circuit boards with up to 50+ layers and circuit track widths as narrow as three one-thousandths of an inch.  We have developed heavy copper capabilities, up to 12 ounces, to support high-power applications.  In addition, we have developed microwave and heatsink technology to support radio frequency (“RF”) applications.  The manufacturing of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between layers, called blind or buried vias, and the ability to control the electrical properties of our products very closely (i.e., electrical impedance) which is key to transmission of high speed signals.  These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.  Our PCB operation is an industry leader in performing extensive testing of various PCB designs, materials and surface finishes for restriction of hazardous substances (“RoHS”) compliance and compatibility.

The manufacturing of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate and pressing the laminates together to form a panel; drilling holes and depositing copper or other conductive material to form the interlayer electrical connections; and cutting the panels to shape.  Our advanced interconnect products require critical process steps, such as dry film imaging, optical aligned registration, photoimageable soldermask, computer controlled drilling and routing, automated plating, and various surface finishes.  Tight process controls are required throughout the manufacturing process to achieve critical electrical properties, such as controlled impedance.  The manufacturing of PCBs used in backpanel assemblies requires specialized expertise and equipment because of the larger size and thickness of the backpanel relative to other PCBs and the increased number of holes for component mounting.

The manufacturing of PCB assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to PCBs.  The manufacturing of backpanel assemblies involves attachment of electronic components, including printed circuit boards, integrated circuits and other components, to the backpanel, which is a large PCB.  We use surface mount, pin-through hole and press fit technologies in backpanel assembly.  We also assemble higher-level sub-systems and full systems incorporating printed circuit boards and complex electro-mechanical components.

We also provide computer-aided testing of printed circuit boards, sub-systems and full systems, which contributes significantly to our ability to consistently deliver high quality products.  We test boards and system level assemblies to verify that all components have been properly inserted and that the electrical circuits are complete.  Further functional tests determine if the board or system assembly is performing to customer specifications.

Quality Standards

Our quality management systems are defect prevention based, customer focused and compliant to international standards.  All of our facilities are compliant or certified to the ISO 9001:2000 - a globally accepted quality management standard.  In addition to ISO 9001:2000, we have facilities that are certified to QS 9000, TL 9000 and TS 16949 standards based on customer segment requirements.  Our facility in Guangzhou is among the first PCB factories in China to have achieved ISO 17045 certification.

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

International Operations

As of December 31, 2007, we had six manufacturing facilities located outside the United States, with sales offices in Canada and Mexico, and throughout Europe and Asia.  Our international operations produce products in China and Mexico that account for approximately 85.5% and 6.7% of our 2007 net sales, respectively, with the remaining 7.8% of net sales from products produced in the United States.  Approximately 66.0% and 19.5% of our 2007 net sales were from products produced in China by our PCB and Assembly business segments, respectively.  We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide.  We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material affect on our results of operations, financial condition and cash flows.  See our notes to the consolidated financial statements for further information regarding revenues from external customers attributed to our international operations, and long lived assets located outside the United States.

Environmental

Some of our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air, ground and water, as well as the handling, storage, manufacturing and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health.  We believe that we are in material compliance with applicable environmental laws and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us.  All of our manufacturing sites in China and the United States are certified to ISO 14001 standards for environmental quality compliance.  Further, we are not a party to any current claim or proceeding and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us.  Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt.  However, there can be no assurance that any material environmental liability will not arise in the future such as due to a change in the law or the discovery of currently unknown conditions.

Employees

As of December 31, 2007, we had 14,897 employees.  Of these employees, 13,102 were involved in manufacturing, 1,263 in engineering, 167 in sales and marketing, and 365 in accounting and administrative capacities.  No employees were represented by a union pursuant to a collective bargaining agreement.  We have not experienced any labor problems resulting in a work stoppage or work slowdown, and we believe we have good relations with our employees.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of printed circuit boards and electro-mechanical solutions.  Research, development and engineering expenditures for the creation and application of new products and processes were approximately $3.4 million, $2.8 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  We believe many of our processes related to the manufacturing of printed circuit boards are proprietary, including our ability to manufacture large perimeter, thick, high-layer count backpanels.  Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees to protect our secrets and techniques.  We own 82 patents (including pending patents), but believe that patents have not historically constituted a significant form of intellectual property rights in our industry.  Our patents begin to expire in 3 years.  The expiration of any of these patents is not expected to have a material adverse effect on our ability to operate.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2007, was approximately $159.6 million, compared to $119.5 million at December 31, 2006.  Because some unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing periods.

Segments

On May 1, 2006, we completed the sale of our wire harness business, which was required to be accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We have classified the results of operations of our wire harness business as discontinued operations for all periods presented.  In connection with the disposal of the wire harness business, we re-evaluated our operating segments based on the application of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, and we identified two segments:  (i) Printed Circuit Boards and (ii) Assembly.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our notes to consolidated financial statements for further information regarding our segments.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”) as required under our senior subordinated notes.  These reports, proxy statements and other information contain additional information about us.  You may read and copy these materials at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room.  The SEC also maintains a web site that contains reports, proxy and information statements, and other information about issuers who file electronically with the SEC.  The Internet address of the site is .

Upon written request, a copy of this Annual Report on Form 10-K will be provided to any senior subordinated noteholder.  To obtain such a copy, please write to Secretary, Viasystems, Inc., 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105.

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

We emerged from bankruptcy on January 31, 2003, and have a history of losses and cannot assure you that we will achieve sustained profitability in the near future.  We emerged from our Chapter 11 bankruptcy reorganization on January 31, 2003, approximately four months after filing a voluntary petition for bankruptcy reorganization.  Prior to our reorganization, we incurred net losses of $295.9 million in 2002, $587.0 million in 2001 and $136.0 million in 2000.  After we emerged from bankruptcy, we incurred net losses from continuing operations of $179.6 million in 2003, $21.6 million in 2004, $107.0 million in 2005 and $18.2 million in 2006.  In 2007, we had net income from continuing operations of $17.3 million.  If we cannot maintain and improve profitability, the value of our enterprise may decline.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have negative consequences on our business in the future.

As of December 31, 2007, our total outstanding indebtedness is approximately $206.6 million, with an additional $74.6 million available under our revolving credit facility.  Our net interest expense for the year ended December 31, 2007, was approximately $21.7 million.  As of December 31, 2007, our total consolidated stockholder’s equity was $207.3 million.  In January 2008, we borrowed $20.0 million under our revolving credit facility, which as of February 19, 2008, was converted to a term loan.

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

•

expenditures or write-offs related to acquisitions;

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

For the years ended December 31, 2007, 2006 and 2005, sales to our 10 largest customers accounted for approximately 76.2%, 73.7% and 71.3% of our net sales, respectively.

Although we cannot assure you that our principal customers will continue to purchase products from us at past levels, we expect a significant portion of our net sales will continue to be concentrated within a small number of customers.  The loss of, or significant curtailment of purchases by, any of our principal customers could have a material adverse effect on our net sales, results of operations, financial condition and cash flows.

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

Certain of our Chinese subsidiaries have operated under tax holidays during the past years.  These holidays allow a two-year tax exemption and a three-year 50% reduction in the tax rate.  In addition, the Chinese government introduced new tax legislation that went into effect January 1, 2008, resulting in increases to the corporate tax rates.  The expiration of these tax holidays and new tax legislation could have an adverse effect on our results of operations, financial condition and cash flows.

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

We purchase the raw materials we use in producing our products and providing our services, and we may be required to bear the risk of raw material price fluctuations.  In addition, shortages of raw materials such as laminates, a principal raw material used in our PCB operations, have occurred in the past and may occur in the future.  Raw material or component shortages or price fluctuations such as these could have an adverse effect on our results of operations, financial condition and cash flows.  In addition, if we experience a shortage of materials or components, we may not be able to produce our products for our customers in a timely fashion.

We are subject to currency fluctuations, which may affect our cost of goods sold and operating margins.

A significant portion of our costs, including payroll and rent, are denominated in foreign currencies, particularly the Chinese Renminbi (“RMB”).  Changes in exchange rates between other currencies and the U.S. dollar will affect our cost of goods sold and operating margins and could have an adverse effect on our results of operations, financial condition and cash flows.

Oil prices may fluctuate, which would increase our cost to manufacture goods.

We generate a portion of our own energy in certain of our manufacturing facilities using diesel generators, and we will be required to bear the increased cost of generating energy if the cost of oil increases.  Prices for diesel fuel have risen substantially over the past several years.  Continued price increases for diesel fuel would increase our cost and could have an adverse effect on our results of operations, financial condition and cash flows.

The printed circuit board and electro-mechanical solutions industries are highly competitive, and we may not be able to compete effectively in one or both of them.

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

If we were to manufacture and deliver products to our customers that contain defects, whether caused by a design, manufacturing or component failure, or deficiencies in our manufacturing processes, it may result in delayed shipments to our customers and reduced or cancelled customer orders.  If these defects or deficiencies were significant and were a result of a manufacturing defect caused by us, we may experience large product liability claims, and our business reputation may also be damaged, which could lead to additional customer cancellations or non-renewals.

We rely on the stability of the automotive industry for a significant portion of our sales.

A significant portion of our sales are to customers within the automotive industry.  For the years ending December 31, 2007, 2006 and 2005, sales to customers in the automotive industry represented approximately 36.2%, 32.9% and 34.9% of our net sales, respectively.  If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have an adverse effect on our results of operations, financial condition and cash flows.

We rely on the dynamic telecommunications and networking industries.  Accordingly, the economic downturn in these industries has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications and networking industries.  For the years ending December 31, 2007, 2006 and 2005, sales to customers in the telecommunications and networking industries represented approximately 31.0%, 32.0% and 27.4% of our net sales, respectively.  These industries are characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand.  These industries are heavily dependent on the end markets they serve and therefore can be affected by the demand patterns of those markets.  If there were to be a weakness in these industries, it would likely have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are significantly influenced by affiliates of Hicks, Muse, Tate & Furst, Incorporated, whose interests may be different than ours or our sole shareholder.

Approximately 44.3% of the common stock of Group, our parent company, is owned by affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”).  In addition, a stockholders’ agreement among Viasystems Group, Inc., affiliates of HMTF and other existing holders of Group’s common stock provides that Group and those stockholders have agreed to take all actions necessary, including voting the shares held by those stockholders, to elect five designees of HMTF to Group’s Board of Directors.  Our Board of Directors is comprised of the same members as Group’s Board of Directors.  Accordingly, HMTF effectively controls the election of a majority of our Board of Directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, has significant influence over the direction of our management and policies.  Using this influence, HMTF may take actions or make decisions that are not in the same interests of Group’s other stockholders.  In addition, HMTF is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

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

Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air, ground and water as well as the handling, storage and disposal of, or exposure to, hazardous materials and occupational health and safety.  Violations of these laws can lead to material liability, fines or penalties.  Compliance with these environmental laws is a major consideration in the fabrication of printed circuit boards because metals and other hazardous materials are used in the manufacturing process.  In addition, it is possible that in the future new or more stringent requirements could be imposed.  Various federal, state, local and foreign laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property.  In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of those wastes, may be subject to potential financial exposure for costs associated with the investigation and remediation of sites at which such hazardous waste has been disposed, if those sites become contaminated.  Liability may be imposed without regard to legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.

As a U.S. corporation with international operations, we are subject to the Foreign Corrupt Practices Act.  A determination that we violated this act may affect our business and operations adversely.

As a U.S. corporation, we and our subsidiaries are subject to the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.  Any determination that we or any of our subsidiaries have violated the FCPA could have a material adverse effect on us.

We may be required to recognize additional impairment charges.

Pursuant to generally accepted accounting principles in the United States (“U.S. GAAP”), we are required to make periodic assessments of our goodwill, intangibles and other long-lived assets to determine if they are impaired.  Disruptions to our business, end-market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments.  Future impairment charges could substantially affect our reported earnings in the periods of such charges.  In addition, such charges would reduce our consolidated net worth and our stockholder’s equity, increasing our debt-to-total-capitalization ratio.

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

Certain degrading by Moody's and S&P of our debt securities could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity.

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

In addition to our executive offices in St. Louis, Missouri, as of December 31, 2007, we operate seven principal manufacturing and two principal distribution facilities, located in three different countries with a total area of approximately 4.4 million square feet.  All of our foreign owned properties are pledged to secure our indebtedness under our credit facility.  Our leased properties are leased for terms ranging from one to 10 years.  The leases for our Qingdao, China and Juarez, Mexico properties will expire within the next year.  We anticipate that we will be able to renew those leases on terms that are not materially different than the current terms.

Listed below are the principal manufacturing facilities we operated as of December 31, 2007:

Location	Size (Appx. Sq. Ft.)	Type of Interest		Description of Primary Products
United States Milwaukee, Wisconsin	305,000	Leased		Custom metal enclosure fabrication
Mexico Juarez, Mexico	69,000	Leased	(a)	Backpanel assembly, printed circuit board assembly, and full system assembly and test
Asia Guangzhou, China	2,250,000 106,000	Owned Leased	(b)	Printed circuit board and backpanel fabrication Printed circuit board and backpanel fabrication
Zhongshan, China	799,000	Owned	(b)	Printed circuit board fabrication
Shanghai, China	430,000	Owned	(b)	Backpanel assembly, printed circuit board assembly, custom metal enclosure fabrication, and full system assembly and test
Shenzhen, China	286,000	Leased		Printed circuit board assembly, custom metal enclosure fabrication and full system assembly and test
Qingdao, China	54,000	Leased		Full system assembly and test/cable assembly

(a)

We expect to complete a 20,000 square foot expansion in March 2008 to accommodate the addition of metal fabrication capabilities at this location.

(b)

Although these buildings are owned, we lease the underlying land pursuant to land use rights agreements with the Chinese government which expire from 2043 to 2050.

Listed below are the principal distribution facilities we operated as of December 31, 2007:

Location	Size (Appx. Sq. Ft.)	Type of Interest	Description of Primary Products
United States El Paso, Texas	28,000	Leased	Warehousing and distribution of EMS, backpanel assemblies, full system assemblies and printed circuit board assemblies
Asia Hong Kong	53,000	Owned	Warehousing and distribution of PCBs, backpanel assemblies, full system assemblies and printed circuit board assemblies

In addition to the facilities listed above, at December 31, 2007, we maintained several engineering, customer service, sales and marketing and other offices throughout North America, Europe and Asia, all of which are leased.

In January 2008, we leased an approximately 22,000 square foot facility in Newberry, South Carolina for the assembly and distribution of certain EMS products related to a new customer.

Item 3.

Legal Proceedings

We are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contract claims.  We believe that any liability with respect to these proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our outstanding common stock is held by Group, and accordingly, there is no established public trading market for our common stock.  We have paid no dividends since inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.  Although we do not maintain our own equity compensation plan, Group maintains an equity compensation plan for the benefit of our employees.  See Note 13 in the accompanying notes to consolidated financial statements for further information on Group’s equity compensation plan.

Item 6.

Selected Financial Data (U.S. dollars in thousands)

The selected financial and other data below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements.

You should read the selected historical consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this document.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Statements of Operations Data:
Net sales	$ 714,343	$ 734,992	$ 652,821	$ 630,754	$ 517,624

Operating expenses:
Cost of goods sold (1)	570,384	601,232	560,974	521,393	409,204
Selling, general and administrative (1)	58,215	56,325	66,047	65,127	52,939
Depreciation	49,704	45,422	44,234	41,622	58,660
Amortization	1,269	1,325	1,436	1,570	3,065
Restructuring and impairment (2)	278	(4,915)	27,662	1,013	66,199
Goodwill impairment (3)	-	-	-	-	22,697
Operating income (loss)	34,493	35,603	(47,532)	29	(95,140)

Other expense (income):
Interest expense, net	21,687	30,715	40,760	37,818	29,740
Amortization of deferred financing costs	2,065	1,678	1,613	1,305	104
Loss on early extinguishment of debt (4)	-	1,498	-	-	1,517
Reorganization expenses (reversals) (5)	-	-	-	(9,776)	55,255
Other, net	277	1,406	13,110	(1,468)	7,647
Income (loss) before income taxes	10,464	306	(103,015)	(27,850)	(189,403)

Income tax provision	(6,853)	18,514	3,953	(6,291)	(9,787)

Income (loss) from continuing operations (6)	17,317	(18,208)	(106,968)	(21,559)	(179,616)

Income from discontinued operations, net (1) (6)	-	9,475	25,739	27,307	15,307
Gain on disposition of discontinued operations, net (6)	-	211,170	-	-	-

Net income (loss)	$ 17,317	$ 202,437	$ (81,229)	$ 5,748	$ (164,309)

Balance Sheet Data (at period end):
Cash and cash equivalents	$ 64,002	$ 37,954	$ 35,923	$ 112,891	$ 62,676
Working capital	110,460	95,475	91,735	151,478	111,573
Total assets	629,233	625,890	715,676	750,409	694,335
Total debt, including current maturities	206,613	206,914	462,535	465,555	456,243
Stockholder's equity (deficit) (7)	207,254	197,868	(1,728)	56,534	2,480

(1)

In connection with our 2003 Chapter 11 reorganization, we terminated our 1997 and 2001 stock option plans and adopted our 2003 stock option plan.  The options we have issued under the 2003 stock option plan have a fixed exercise price of $12.63 per share and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date, and one-third on the 36-month anniversary of the grant date.  As a result of the termination of the 1997 and 2001 stock option plans and the adoption of the 2003 stock option plan, under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, certain options issued under the 2003 stock option plan are treated as “variable” options.  As a result, we recorded non-cash compensation expense of $1,323 for the twelve months ended December 31, 2003.  Effective January 1, 2004, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments, (“SFAS No. 123(R)”).  Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2007, 2006, 2005 and 2004 was $2,085, $1,400, $6,152 and $3,170, respectively.  Stock compensation expense included in income from discontinued operations, net for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 was $0, $105, $641, $127 and $60, respectively.

(2)

Represents impairment losses related to the write-off of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS No. 121”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), as applicable.  In addition, due to an industry downturn, numerous restructuring charges were taken to downsize and close facilities.  In 2006, restructuring and impairment includes realized gains of $5,463 related to property held for sale that was disposed of in 2006.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to consolidated financial statements.

(3)

The goodwill impairment recognized in 2003 is attributable to $22,700 goodwill impairment recognition in our European PCB operations.

(4)

In 2006, in connection with the termination of our 2003 credit facility, we recorded a loss on early extinguishment of debt of $1,498.  In 2003, in connection with the Chapter 11 reorganization, we recorded a loss from debt forgiveness of $1,517 in respect to allowed senior subordinated note claims.

(5)

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

(6)

On May 1, 2006, we sold our wire harness business.  All periods have been restated to reflect the wire harness business as a discontinued operation.

(7)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  As a result of the adoption of FIN 48, the Company recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  During the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  As a result of the adoption of SAB No. 108, the Company recorded an $8,628 cumulative effect adjustment to accumulated deficit on January 1, 2006.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this document.  This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results.  We based these statements on assumptions that we consider reasonable.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Part 1A – “Risk Factors” and disclosure in this Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission.

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”).  The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, telecommunications switching equipment, data networking equipment, major household appliances, wind energy applications, and a variety of complex medical and technical instruments.  We currently have seven manufacturing facilities, including five manufacturing sites in China and one in Mexico to take advantage of low cost, high quality manufacturing environments.  In addition, in order to support our customers’ local needs, we have maintained engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States (“U.S.”).

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Bosch Group, Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Huawei Technologies Co. Ltd., Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., and Tellabs, Inc.  We have good working relationships with industry leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc. and we supply PCBs and EMS products to these customers as well.

Results of Operations

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Net Sales.  Net sales for the year ended December 31, 2007, were $714.3 million, representing a $20.7 million, or 2.8%, decrease from net sales for the year ended December 31, 2006.

Net sales by end-user market for the years ended December 31, 2007 and 2006, were as follows:

End-User Market (dollars in millions)	2007	2006
Automotive	$ 258.8	$ 241.5
Telecommunications	221.2	234.9
Industrial & Instrumentation, Medical, Consumer, and Other	159.3	167.5
Computer and Datacommunications	75.0	91.1
Total net sales	$ 714.3	$ 735.0

Our net sales of products for end use in the automotive market grew by approximately 7.2% during the year ended December 31, 2007, compared to 2006 based on sustained strong demand by global automotive producers.  Net sales of products ultimately used in the telecommunications market declined by approximately 5.8% from the year ended December 31, 2006, to the year ended December 31, 2007, primarily as a result of weak demand, which included weak demand from two of our larger customers who merged in December 2006.  In the industrial & instrumentation, medical, consumer and other market, cessation of a customer program for photo booths was the primary driver of our 4.9% decline of net sales to this end use market, in which a broad base of other customers remained stable.  An approximate 17.7% decline in net sales for the year ended December 31, 2007, of our products for use in the computer and data communications markets is largely the result of an existing customer executing a new strategy to broaden its supplier base.

Net sales by business segment for the years ended December 31, 2007 and 2006, were as follows:

Segment (dollars in millions)	2007	2006
Printed Circuit Boards	$ 489.8	$ 507.2
Assembly	243.1	245.3
Other	-	0.6
Eliminations	(18.6)	(18.1)
Total net sales	$ 714.3	$ 735.0

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2007, declined by $17.4 million, or 3.4%, to $489.8 million.  Four principal factors, including volume, selling price, product mix and currency changes, can affect PCB sales growth or decline from one period to the next.  In 2007 compared to 2006, the decline in our Printed Circuit Boards segment primarily is the result of decreased sales volume resulting from weak demand experienced in our telecommunications, and computer and data communications end markets, partially offset by increased demand in our automotive end market and price increases.

Finished PCB volume, measured as total square feet of PCB surface area, declined by approximately 10% in 2007 compared to 2006, while our capacity to finish outer surfaces of products remained unchanged between years.

Like most electronic components, Printed Circuit Boards segment product prices historically have declined in sequential periods as a result of competitive pressures and manufacturing cost efficiencies.  However, during 2006 we were successful in implementing broad-based PCB product price increases to compensate for unusually high increases in the costs of our commodity materials, including petroleum, copper and other precious metals.  Approximately one-half of our sales during the year ended December 31, 2007, were derived from identical parts sold during the prior year.  The price increases on identical parts averaged nearly 5%.  We estimate that the favorable impact of price increases offset the overall sales decline in our Printed Circuit Boards segment in 2007 versus 2006 by 2.2%.

Printed Circuit Boards segment sales mix is affected by several factors, including layer count, hole density, line and space density, materials content, order size and other factors.  For example, incremental layer content generally results in a higher selling price for an equivalent finished product outer surface square footage.  In 2007, the volume mixture of different layer count PCB products was consistent as compared to 2006.  As a result, we estimate that product mix changes did not significantly impact 2007 sales as compared to 2006.

The effects of changing currency rates added less than 1% to sales in 2007 compared to 2006, as less than 10% of our Printed Circuit Boards segment sales are denominated in currencies other than the U.S. dollar.

Assembly segment net sales declined by $2.2 million, or 0.9%, to $243.1 million for the year ended December 31, 2007.  The decline was the result of reduced demand from select customers in our telecommunications and industrial & instrumentation end markets, partially offset by price premiums on certain fabricated metal products.

In addition to declines in net sales by our Printed Circuit Boards segment and Assembly segment, there was a $0.6 million decrease in sales from former manufacturing facilities in Europe and Canada in which operations have ceased.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the consolidated statements of operations for the year ended December 31, 2007, was $570.4 million, or 79.8% of consolidated net sales.  This represents a 2.0 percentage point improvement from the 81.8% of consolidated net sales achieved during 2006.  The improvement is a result of cost improvement initiatives, partially offset by adverse trends in global commodities and currency exchange rates, and cost trends in China.

In our Printed Circuit Boards segment, the cost of direct materials represents approximately 60% of our cost of sales.  The quantities of materials and supplies used for production are responsible for the most significant costs in our Printed Circuit Boards segment.  Materials, labor and overhead costs in the segment have been impacted by adverse trends in global commodities and currency exchange rates.  Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has increased in price substantially year-over-year in line with global copper trading price increases.

To a lesser degree, cost trends in China also adversely impacted our cost, including minimum wage increases, social benefit cost increases, and a strengthening of the Chinese Renminbi (“RMB”) versus the U.S. dollar by more than 6% during 2007.  Despite these cost increases, wages and local operating costs there remain among the most competitive in the world.  Finally, additional professional fees associated with cost improvement initiatives negatively impacted cost of goods sold by approximately $7.6 million for the year ended December 31, 2007.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  For the year ended December 31, 2007, product mix favorably impacted cost of goods sold.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $58.2 million, or 8.1% of net sales for the year ended December 31, 2007, and increased by $1.9 million compared to the year ended December 31, 2006.  The increase is primarily due to general inflation across numerous costs and stock-based compensation (approximately $0.5 million).  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and Assembly segment based on each segment’s percentage of total net sales.

Depreciation.  Depreciation expense for the year ended December 31, 2007, was $49.7 million, including $43.7 million related to our Printed Circuit Boards segment and $6.0 related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by $4.5 million compared to the year ended December 31,

2006, as a result of investment in new equipment.  Depreciation expense in our Assembly segment for the year ended December 31, 2007, was comparable to the prior year.

Restructuring and Impairment.  Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products.  We closed facilities in the United States, the Netherlands and Canada in prior years, and we continued to incur costs to maintain and to insure certain of the sites while we marketed those properties for sale.  The primary components of restructuring and impairment (expense) income for the years ended December 31, 2007 and 2006, are as follows:

Restructuring Activity (dollars in millions)	2007	2006
Gains on sales of properties held for sale	$ -	$ 5.4
Personnel and severance reversals	-	1.4
Lease and other contractual commitment expenses	(0.3)	(1.5)
Asset impairments	-	(0.4)
Total (expense) income, net	$ (0.3)	$ 4.9

We incurred $0.3 million in restructuring and impairment charges for the year ended December 31, 2007, related to closed facilities sold late in 2006.  We reported net restructuring and impairment gains of $4.9 million for the year ended December 31, 2006.

During the year ended December 31, 2006, we recognized net gains on sales of previously closed properties in the U.S., the Netherlands and Canada, and we reported the net gains as a reduction of restructuring and impairment expenses.  In addition, we negotiated early payment of certain employment obligations in exchange for a discount of the total obligation, resulting in reversal of previously recognized severance expenses.  Lease and other contractual commitment expenses during the year ended December 31, 2006 represent expenses incurred to maintain and insure the properties prior to disposal.

Operating Income.  Operating income of $34.5 million for the year ended December 31, 2007, represents a decrease of $1.1 million compared to operating income of $35.6 million during the year ended December 31, 2006.  The primary sources of operating income for the years ended December 31, 2007 and 2006, are as follows:

Source (dollars in millions)	2007	2006
Printed Circuit Boards segment	$ 27.1	$ 23.4
Assembly segment	7.7	6.9
Europe and Canada operations	-	0.4
Restructuring activities	(0.3)	4.9
Operating income	$ 34.5	$ 35.6

Operating income of our Printed Circuit Boards segment increased by $3.7 million to $27.1 million for the year ended December 31, 2007, compared to $23.4 million for the year ended December 31, 2006.  The increase is primarily the result of cost reductions which drove a nearly 3% improvement in our PCB segment gross margin percentage, partially offset by increased depreciation expense, the decline in sales volume and additional professional fees associated with cost improvement and business growth initiatives.

Operating income of our Assembly segment increased by $0.8 million to $7.7 million for the year ended December 31, 2007, compared to operating income of $6.9 million in 2006.  The improvement is primarily the result of improved product mix and price premiums on certain fabricated metal products.

Adjusted EBITDA.  We measure our performance primarily through our operating income.  In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-GAAP financial measures, including “adjusted EBITDA” to evaluate financial performance.  Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations.  Our owners, lenders and management use adjusted EBITDA as an additional measure of operating performance for matters including covenant compliance, executive compensation, and competitor comparisons.  The Compensation Committee of our Board of Directors uses adjusted EBITDA as its primary measure of performance for awarding incentive compensation under the Company’s Annual Incentive Compensation Plan.  The use of this non-GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

We use adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact our future operating cash flows as follows:

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

Reconciliations of operating income to adjusted EBITDA for years ended December 31, 2007 and 2006, were as follows:

	December 31,
Source (dollars in millions)	2007	2006
Operating income	$ 34.5	$ 35.6
Add-back
Depreciation and amortization	51.0	46.7
Restructuring and impairment	0.3	(4.9)
Non-cash stock compensation expense.	2.1	1.4
Adjusted EBITDA	$ 87.9	$ 78.8

Adjusted EBITDA increased by $9.1 million, or 11.5%, despite the 2.8% decline in net sales, primarily as a result of cost reduction initiatives and improved product mix.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2007, was $21.7 million, compared with $30.7 million for the year ended December 31, 2006.  Interest income earned in both years was immaterial.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $21.0 million in each year as the $200.0 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense was $0.7 million for year ended December 31, 2007, under our 2006 Credit Agreement, and this expense varies from period to period based on the outstanding principal balances and letters-of-credit, both of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.7 million during the year ended December 31, 2007.

The significant reduction of net interest expense for the year ended December 31, 2007, compared to 2006 is primarily the result of the extinguishment of our 2003 Credit Agreement.  Interest expense totaling approximately $9.3 million during the year ended December 31, 2006, was incurred on an average $165.6 million of term loan and revolver loan borrowings under our then outstanding 2003 Credit Agreement at an average rate of 9.1%.  We extinguished the remaining balance of our 2003 Credit Agreement in May 2006 by applying the proceeds from the sale of our wire harness business.  Interest expense totaling approximately $0.5 million during the year ended December 31, 2006, was incurred on an average $19.6 million of revolver loan borrowings under the 2006 Credit Agreement which began in August 2006.  Interest expense on capital leases was approximately $0.5 million during the year ended December 31, 2006.

Income Taxes.  Income tax benefit of $6.9 million for the year ended December 31, 2007, compares to income tax expense of $18.5 million for the year ended December 31, 2006.  Certain events unrelated to pre-tax income and expenses generated in 2007 impacted the 2007 income tax provision.  For the year ended December 31, 2007, the Company recorded a $10.4 million benefit related to the settlement of prior uncertain tax positions and a $3.2 million benefit related to certain tax benefits received in China related to additional investments made.  In addition, we revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China.  The income tax benefit for the year ended December 31, 2007, includes approximately $1.7 million of deferred tax expense related to this revaluation.

Excluding these items, our income tax provision in both 2007 and 2006 relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carry forwards previously existing in our U.S. and other tax jurisdictions; we have not fully recognized income tax benefits related to our substantial interest expense, among other expenses.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Net Sales.  Net sales for the year ended December 31, 2006, were $735.0 million, representing an $82.2 million, or 12.6%, increase over net sales for the year ended December 31, 2005.

Net sales by end-user market for the years ended December 31, 2006 and 2005, were as follows:

End-User Market (dollars in millions)	2006	2005
Automotive	$ 241.5	$ 227.7
Telecommunications	234.9	178.6
Industrial & Instrumentation, Medical, Consumer, and Other	167.5	145.3
Computer and Datacommunications	91.1	101.2
Total net sales	$ 735.0	$ 652.8

Net sales of products for ultimate use in the automotive market increased on sustained demand by our European-based customers serving the global automotive market.  Net sales of products for end use in the telecommunications market recovered from a decline experienced during 2005.  Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets increased as a result of our continued efforts to diversify our production to serve a broad base of end markets.  Net sales of products used by customers in the computer and datacommunications market declined in part as a result of closure of our former sites in Europe and Canada, from which we served certain customers in this end-user market and in part as a choice by our Printed Circuit Boards segment to reallocate capacity to higher value products.

Net sales by business segment for the years ended December 31, 2006 and 2005, were as follows:

Segment (dollars in millions)	2006	2005
Printed Circuit Boards	$ 507.2	$ 419.7
Assembly	245.3	205.1
Other	0.6	38.6
Eliminations	(18.1)	(10.6)
Total net sales	$ 735.0	$ 652.8

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2006, increased by $87.4 million, or 20.8%, to $507.2 million.  Four principal factors, including volume, selling price, product mix and currency changes, can affect PCB sales growth or decline from one period to the next.  In 2006 compared to 2005, the entire growth in our Printed Circuit Boards segment related to an improved product mix together with increased selling prices.

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

Like most electronic components, Printed Circuit Boards segment product prices historically have declined in sequential periods as a result of competitive pressures and manufacturing cost efficiencies.  However, during 2006, we were successful in implementing broad-based PCB product price increases to compensate for unusually high increases in the costs of our commodity materials, including petroleum, copper and other precious metals.  We estimate that the favorable impact of price increases resulted in the remaining approximate 16% of the overall growth in our Printed Circuit Boards segment in 2006 versus 2005.

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

Assembly segment net sales grew by $40.2 million, or 19.6%, to $245.3 million net sales for the year ended December 31, 2006.  Our Assembly segment net sales consist primarily of sub-assembly, full integration and test service values added to a composite of dissimilar component materials costs, such that per unit data are not useful measures of volume changes.  Component costs represent a significant portion of our final product sales values, and we use the value of the components we purchase (referred to as materials spend) as our primary indicator of business volume in this segment.  Materials spend grew by approximately 16% in 2006 over 2005, indicating that approximately 80% of our year-over year growth resulted from increased production volume.  Changing currencies also added approximately 1% to our 2006 net sales compared to 2005.  The remaining approximate 19% of our growth is the result of product mix change.  The volume growth and favorable mix was driven by strong demand from select customers in our telecommunications and industrial & instrumentation, medical, consumer and other end markets.

Increases in net sales by our Printed Circuit Boards segment and Assembly segment were partially offset by a $38.0 million decrease in sales from former manufacturing facilities in Europe and Canada in which operations have ceased.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately, in the consolidated statements of operations for year ended December 31, 2006, was $601.2 million, or 81.8% of consolidated net sales.  This represents a 4.1 percentage point improvement from the 85.9% of consolidated net sales achieved during 2005.  Approximately $50.0 million of cost of goods sold during the year ended December 31, 2005, were incurred by our former operations in Europe and Canada, and elimination of costs in those operations represents the principal reason for our improved consolidated costs as a percentage of sales.

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

In addition, employment cost trends in China adversely impacted our Printed Circuit Boards segment costs during the year ended December 31, 2006, compared to 2005.  These trends included minimum wage increases and social benefit cost increases, further impacted by an average approximate 3% strengthening of the Chinese RMB versus the U.S. Dollar.  Despite these cost increases, wages and local operating costs in China remain among the most competitive in the world.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold, and for the year ended December 31, 2006, cost of sales increased proportionally as net sales grew in comparison to the same period last year.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $56.3 million, or 7.7% of net sales for the year ended December 31, 2006, and decreased by $9.7 million compared to the year ended December 31, 2005.  The decrease resulted in part (approximately $4.9 million) from the closure of our facilities in Europe and Canada, and in part ($4.5 million) from reduced costs related to stock-based compensation.  The balance of the reduction resulted from focused cost containment efforts.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and Assembly segment based on each segment’s percentage of total net sales.

Depreciation.  Depreciation expense for the year ended December 31, 2006, was $45.4 million, including $39.2 million related to our Printed Circuit Boards segment and $6.2 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by $4.2 million compared to the year ended December 31, 2005, as a result of the transfer of equipment from closed operations in Europe and Canada and investment in new equipment.  Depreciation expense in our Assembly segment for the year ended December 31, 2006, increased by $1.1 million compared to the prior year primarily as a result of manufacturing capacity added to support growing demand in the segment.  Offsetting the increases in Printed Circuit Boards and Assembly segment, depreciation expense decreased by approximately $4.0 million related directly to our closed operations in Europe and Canada.

Restructuring and Impairment.  We reported net restructuring and impairment income of $4.9 million for the year ended December 31, 2006, compared to net expenses in 2005 of $27.7 million.  The primary components of restructuring and impairment income (expense) for the years ended December 31, 2006 and 2005, are as follows:

Restructuring Activity (dollars in millions)	2006	2005
Gains on sales of properties held for sale	$ 5.4	$ -
Personnel and severance reversals (expenses)	1.4	(23.2)
Lease and other contractual commitment expenses	(1.5)	(2.7)
Asset impairments	(0.4)	(1.8)
Total income (expense), net	$ 4.9	$ (27.7)

Dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products.  We closed our PCB fabrication facilities in the

Netherlands and in Canada in June and July 2005, respectively, and those closures resulted in substantial charges during the year ended December 31, 2005, related to employee termination payments, cancellation of long-term contracts, and impairments of carrying values of long-lived assets.  Some of the products previously manufactured in those facilities are now produced in China in our Printed Circuit Boards segment where we have been able to satisfy the cost requirements of our customers.

During the year ended December 31, 2006, we recognized net gains on sales of previously closed properties in the U.S., the Netherlands and Canada, and we reported the net gains as a reduction of restructuring and impairment expenses.  In addition, we negotiated early payment of certain employment obligations in exchange for a discount of the total obligation, resulting in reversal of previously recognized severance expenses.  Lease and other contractual commitment expenses during the year ended December 31, 2006, represent expenses incurred to maintain and insure the properties prior to disposal.

Operating Income (Loss).  Operating income of $35.6 million for the year ended December 31, 2006, represents an increase of $83.1 million compared to an operating loss of $47.5 million during the year ended December 31, 2005.  The primary sources of operating income or loss for the years ended December 31, 2006 and 2005, are as follows:

Source (dollars in millions)	2006	2005
Printed Circuit Boards segment	$ 23.4	$ 1.4
Assembly segment	6.9	(0.2)
Europe and Canada operations	0.4	(21.0)
Restructuring activities	4.9	(27.7)
Operating income (loss)	$ 35.6	$ (47.5)

Operating income of our Printed Circuit Boards segment increased by $22.0 million to $23.4 million for the year ended December 31, 2006, compared to $1.4 million operating income for the year ended December 31, 2005.  The improvement is primarily the result of improved product mix and volume growth, combined with reduced administrative costs.  However, the improvements were partially offset by increased materials, labor, depreciation and currency costs.

Operating income of our Assembly segment increased by $7.1 million to $6.9 million for the year ended December 31, 2006, compared to an operating loss of $(0.2) million in 2005.  The improvement is primarily the result of volume growth combined with reduced administrative costs, offset by increased labor, depreciation and currency costs.

Operating results in 2006 related to closed operations in Europe and Canada and restructuring activities are not expected to recur.  These results combined to improve operating income for the year ended December 31, 2006, by $54.1 million over 2005.

Adjusted EBITDA.  Reconciliations of operating income to adjusted EBITDA for twelve months ended December 31, 2006 and 2005, were as follows:

	December 31,
Source (dollars in millions)	2006	2005
Operating income (loss)	$ 35.6	$ (47.5)
Add-back
Depreciation and amortization	46.7	45.7
Restructuring and impairment	(4.9)	27.7
Non-cash stock compensation expense.	1.4	6.2
Adjusted EBITDA	$ 78.8	$ 32.1

Adjusted EBITDA increased by $46.7 million, or 145.5%, primarily as a result of improved operating income.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2006, was $30.7 million, compared to $40.8 million in 2005.  Interest earned in both periods was immaterial.  Interest expense related to our 10.5% Senior Subordinated Notes due in 2011 was $21.0 million in 2006 and 2005, as the $200.0 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.  Interest expense incurred on term loan and revolver borrowings under our 2003 Credit Agreement and on revolver borrowings under our 2006 Credit Agreement vary from period to period based on the outstanding principal balances and floating interest rates.  We extinguished our term loan facility of approximately $262.0 million under the 2003 Credit Agreement in May 2006 by applying the proceeds from the sale of our wire harness business.  Interest expense on capital leases increased to approximately $0.5 million for the year ended December 31, 2006, due to the addition of a capital lease of equipment initiated in January 2006 in our Printed Circuit Boards segment.

Loss on Early Extinguishment of Debt.  Fees paid at the inception of the 2003 Credit Agreement were deferred and had been amortized during the life of the facility.  Our $1.5 million loss on early extinguishment of debt during the year ended December 31, 2006, represents the write-off of unamortized deferred financing costs together with bank fees and professional fees incurred in connection with termination of the 2003 Credit Agreement.

Other Expense.  Other expenses for the year ended December 31, 2005, included a non-recurring charge of $10.9 million as a result of reversal of cumulative translation adjustments required in connection with our liquidation of foreign investments in Canada and Europe.

Income Taxes.  Income tax expense of $18.5 million and $4.0 million, respectively, for the years ended December 31, 2006 and 2005, exclude i) income taxes related to our discontinued wire harness operations, and ii) income taxes on the gain on sale of our wire harness operations.  Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we did not recognize income tax benefits related to our substantial interest expense, among other expenses.

Discontinued Operations

On May 1, 2006, we sold our wire harness business to Electrical Components International Holdings Company (“ECI”), a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320.0 million.  Net cash proceeds reported in the accompanying consolidated statement of cash flows for the year ended December 31, 2006, of $307.9 million reflect reductions of the gross proceeds for i) cash of $3.0 million on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2.4 million contractual purchase price adjustment agreed and paid to the acquirer in June 2006, and iii) transaction costs of $6.7 million paid in 2006 related to the disposal.  One further contractual purchase price adjustment, which was accrued at the time of the disposal, was settled at the estimated amount of approximately $2.0 million during the quarter ended June 30, 2007.

In the accompanying consolidated statements of operations for the year ended December 31, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $211.2 million.  The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $12.4 million.

We have classified the results of operations of our wire harness business as discontinued operations for all periods presented.

For the four months ended April 30, 2006, and the year ended December 31, 2005, operating results for the discontinued operations are as follows:

(dollars in millions)	2006	2005
Net sales	$ 102.4	$ 295.7

Operating income	$ 11.3	$ 37.5

Income before income taxes	$ 11.4	$ 37.7
Income tax provision	1.9	12.0
Net income	$ 9.5	$ 25.7

Functional Currency

On January 1, 2007, we changed the functional currency for certain of our foreign subsidiaries from the local currency to the U.S. dollar due to a change in the way these businesses are financed, resulting in the U.S. dollar becoming the currency of the primary economic environment in which the subsidiaries operate.  As a result, all foreign subsidiaries use the U.S. dollar as the functional currency effective January 1, 2007.

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

Cash Flow

Net cash provided by operating activities was $63.8 million for the year ended December 31, 2007, compared to net cash used in operating activities of $1.8 million for the year ended December 31, 2006, and net cash provided by operating activities of $11.6 million for the year ended December 31, 2005.  The change in operating cash flow from 2006 to 2007 was primarily due to increased net income from continuing operations and positive changes in working capital.  The change in operating cash flows from 2005 to 2006 was primarily result of working capital required to support the growth in our Printed Circuit Boards and Assembly segments.

Net cash used in investing activities was $37.0 million for the year ended December 31, 2007, compared to net cash provided by investing activities of $273.8 million for the year ended December 31, 2006, and net cash used in investing activities of $85.0 million for the year ended December 31, 2005.  The 2007 decrease was due to the 2006 one time cash inflows from disposals of i) our former wire harness business for net proceeds of $307.9 million, and ii) properties held for sale for net proceeds of $21.8 million.  The 2006 increase over 2005 was primarily a result of the same one time cash inflows.

Investing cash flows include capital expenditures inclusive of intercompany asset transfers, of $29.5 million, $47.0 million and $78.7 million, related to our Printed Circuit Boards segment during the years ended December 31, 2007, 2006 and 2005, respectively.  Continued growth in our Printed Circuit Boards segment and advances in technological requirements to meet customer needs are the primary drivers of our investments in property and equipment in that segment.  Capital expenditures related to our Assembly segment in each of 2007, 2006 and 2005 were $7.4 million, $5.6 million and $6.9 million, respectively.  We have no plans that would materially change the trends of capital expenditures in the Printed Circuit Boards and Assembly segments.  Non-recurring cash outflows of investing activities during the years ended December 31, 2006 and 2005 also include capital expenditures related to i) our former operations in Europe and Canada of  $0.0 million and $8.3 million, respectively, and ii) our former wire harness business of $3.0 million and $7.1 million, respectively.

Net cash used in financing activities of $0.8 million for the year ended December 31, 2007, related entirely to the payment of capital lease obligations.  Net cash used in financing activities was $270.5 million for the year ended December 31, 2006, including the extinguishment of $262.4 million of our 2003 Credit Agreement paid primarily from the net proceeds of the disposal of our wire harness business.  Cash used by financing activities in 2006 also includes $3.3 million of costs incurred in connection with the establishment of our 2006 Credit Agreement, plus scheduled principal payments on capital lease obligations of $4.9 million.  Net cash used by financing activities was $3.2 million for the year ended December 31, 2005, which includes $3.0 million for scheduled maturities of our 2003 Credit Agreement together with fees paid in connection with a 2005 amendment to that agreement.

Financing Arrangements

In August 2006, we entered into a credit facility with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”) binding UBS to provide us $80.0 million in revolving and term loans under a four-year, senior secured credit facility (the “2006 Credit Agreement”).  The facility is structured as a revolving credit facility until February 2008, at which time $20.0 million of the facility converts to a term loan with principal amortization scheduled over the remaining life of the facility.  Substantially all of our non-U.S. assets serve as security for this facility.  We had no borrowings under the 2006 Credit Agreement at December 31, 2007, though $5.4 million of letters of credit were then outstanding, reducing the total available for revolving loans.  In January 2008, we borrowed $20.0 million under the 2006 Credit Agreement revolving loan facility, which as of February 19, 2008, was converted to a term loan which is payable in quarterly installments through July 2010.

In December 2003, we completed an offering of $200.0 million of 10.5% Senior Subordinated Notes due 2011.  The proceeds from this offering were used to repay a portion of original term loan borrowings under our then existing senior credit facility (the “2003 Credit Agreement”).  The entire original principal balance of the notes remained outstanding at December 31, 2007.

In May 2006, we extinguished the remaining term loan balance under the 2003 Credit Agreement using the net proceeds from the sale of our wire harness business, and in August 2006, we terminated the remaining revolving credit portion of the 2003 Credit Agreement with cash available from continuing operations.

In 2006 we entered into a capital lease obligation of $11.6 million for certain new equipment.

Liquidity

We had cash and cash equivalents at December 31, 2007 and 2006, of $64.0 million and $38.0 million, respectively.  At December 31, 2007, we had open letters of credit issued in the amount of $5.4 million, and no outstanding borrowings under the $80.0 million revolving credit facility of our 2006 Credit Agreement, resulting in available credit of $74.6 million.  The terms of the 2006 Credit Agreement included an option to increase the total credit facility by $40 million to $120 million; and in December 2007 we elected not to exercise this option and allowed it to expire.

In January 2008, we borrowed $20 million under the 2006 Credit Agreement Facility A revolving loan facility, which we subsequently converted to a term loan (the “Term Loan”) as required by the original terms of the 2006 Credit Agreement.  The Term Loan is payable in quarterly installments from April 2008 through July 2010, with maturities of $4.5 million, $7.5 million and $8.0 million in 2008, 2009 and 2010, respectively.  Under the original terms of the 2006 Credit Agreement, the Facility A revolving loan facility would have expired in February 2008 if not utilized, and amounts repaid under the Term Loan may not be reborrowed.  The total Facility B revolving loan facility of the 2006 Credit Agreement remains at $60 million.

Subject to changes in customer demand and other market conditions, we anticipate making capital expenditures of approximately $80 million during 2008.  We believe that cash flow from operations, available cash on hand and the cash available from the revolving credit facility of our 2006 Credit Agreement will be sufficient to fund our capital expenditures and other currently anticipated cash needs, including, i) our semi-annual $10.5 million interest payments on our senior subordinated notes, payable in January and July each year, ii) working capital needs, iii) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, and iv) debt service requirements in connection with the 2006 Credit Agreement.

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

Off Balance Sheet Arrangements

None

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2007, was approximately $159.6 million, which includes $101.3 million and $58.3 million from our PCB and Assembly segments, respectively.  This compares to our backlog of unfilled orders of $119.5 million at December 31, 2006, which included $81.8 million and $37.7 million from our PCB and Assembly segments, respectively.  Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Related Party Transactions

Monitoring and Oversight Agreement

We entered into a ten-year monitoring and oversight agreement with an affiliate of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), effective as of January 31, 2003.  Under the monitoring and oversight agreement, we are required to pay HMTF an annual fee for oversight and monitoring services equal to the lesser of (i) 2% of our consolidated adjusted EBITDA for such year or (ii) $1.5 million.  The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HMTF may elect to defer the payment of their fees, in which case these amounts will become due and payable at such time as HMTF elects to require the payment of these obligations.  The monitoring and oversight agreement makes available the resources of HMTF concerning a variety of financial and operational matters.  These services have been provided not only by Mr. Furst and Mr. Herring, outside the scope of their duties as our directors, but also from numerous other principals and employees of HMTF.  Mr. Furst and Mr. Herring are each principals of HMTF. HMTF has performed various monitoring and oversight services, including providing input in management’s establishment of our financial and strategic acquisition plans.  HMTF monitors the viability and implementation of our strategic plan through actions such as review of monthly financial data, management briefings and facility visits.  HMTF is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement.  In addition, we have agreed to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by HMTF under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF.  The consolidated statements of operations include expenses of $1.5 million, for each of the years ended December 31, 2007, 2006 and 2005, related to the monitoring and oversight agreement.

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

Long-Lived Assets, Including Goodwill

We conduct impairment reviews of long-lived assets including goodwill.  Such reviews require us to make estimates of future cash flows and fair values.  Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our product, and costs.  In addition, our determination of whether or not impairment exists requires us to make certain assumptions and estimates in determining fair value of the reporting unit.  While significant judgment is required, we believe that our assumptions and estimates are reasonable.  However, should our assumptions change in the future, our fair value models could result in lower fair values for long-lived assets and goodwill, which could materially affect the value of property, plant and equipment and goodwill and results of operations.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Upon adoption, we increased our existing reserves for uncertain tax positions by $10.2 million.  This increase was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  For additional information regarding the adoption of FIN 48, see “Recently Adopted Accounting Pronouncements.”

Derivative Financial Instruments

We conduct our business in various regions of the world, and export and import products to and from several countries.  As a result, a significant portion of our expenses and some of our sales are frequently denominated in local currencies.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.  We do not engage in hedging transactions for speculative investment reasons.  Cash flow hedges are accounted for at fair value.  The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date.  Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results of operations.  At December 31, 2007 we have foreign exchange contracts outstanding which hedge a notional amount of 600 million Chinese Renminbi at an average exchange rate of 7.058 with a weighted average remaining maturity of six months.

Recently Adopted Accounting Pronouncements

FIN 48

We adopted FIN 48, on January 1, 2007.  As a result of the adoption of FIN 48, we recorded a $10.2 million increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  The total amount of unrecognized tax benefits included in the consolidated balance sheets at December 31, 2007 and 2006, were $19.4 million and $20.2 million, respectively.  The liability of unrecognized tax benefits decreased by $0.8 million from December 31, 2006, to December 31, 2007.  The decrease was due to the settlement of prior uncertain tax positions partially offset by the adoption of FIN 48, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  The settlement of prior uncertain tax positions resulted in a $3.6 million payment and a $10.4 million reversal of the liability for uncertain tax positions.  Included in the December 31, 2007, balance was $19.4 million of unrecognized tax positions that, if recognized, would affect the effective tax rate.  We are in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year.  We currently estimate approximately $2.0 million of the liability for uncertain tax positions could be settled in the next twelve months and have classified this as current income taxes payable.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  This policy did not change as a result of the adoption of FIN 48.  At January 1, 2007, the total unrecognized tax benefit of $30.4 million in the consolidated balance sheet included a liability of $7.4 million related to accrued interest and penalties on unrecognized tax benefits.  For the year ended December 31, 2007, the income tax provision included in our consolidated statement of operations included a net $2.7 million benefit related to interest and penalties on unrecognized tax benefits, which included a $4.0 million reversal of interest and penalties related to prior uncertain tax positions.

As of December 31, 2007, we are subject to U.S. federal income tax examinations for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax years 2000 through 2007.  In addition, we are subject to state and local income tax examinations generally for the tax years 2000 through 2007.

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

Nature of Adjustment (dollars in millions)	Amount
Lease termination	$ 4.1
Impaired long-lived assets	2.2
Lifetime medical benefits	1.1
Accrued vacation	1.2
$ 8.6

These amounts were evaluated on a qualitative and quantitative basis both individually, and in the aggregate, and were not deemed material to any prior years under the income statement approach.  However, in connection with the adoption of SAB No. 108, we have corrected these errors because these amounts have been deemed material using the balance sheet approach.

The transition provisions of SAB No. 108 permit us to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years.  Accordingly, we recognized a cumulative effect adjustment to increase accumulated deficit as of January 1, 2006, totaling $8.6 million (net of a tax benefit of $0.1 million).  SAB No. 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented.  Such adjustments do not require previously filed reports with the SEC to be amended.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements.  The Statement is effective beginning in 2008, and we do not expect it will have a material impact on our financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective beginning in 2008, and we do not believe it will have a material impact on our financial statements upon adoption.

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2007:

Contractual Obligations (dollars in millions)	Less Than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total

Senior subordinated notes	$ -	$ -	$ 200.0	$ -	$ 200.0
Interest on senior subordinated notes	21.0	42.0	10.5	-	73.5
Capital lease payments	2.5	4.9	0.2	0.9	8.5
Operating leases	4.6	5.4	1.2	1.7	12.9
Restructuring payments	1.0	1.8	1.8	2.4	7.0
Management fees (a)	1.8	0.6	0.6	12.1	15.1
Unrecognized tax benefits (b)	2.0	-	-	-	2.0
Disposition agreements	0.9	-	-	-	0.9
Deferred compensation	0.1	0.2	0.2	2.2	2.7
Capital expenditures	1.3	-	-	-	1.3
Purchase orders	44.0	-	-	-	44.0
Total	$ 79.2	$ 54.9	$ 214.5	$ 19.3	$ 367.9

(a)

Includes a management fee of $1.5 million owed to HMTF in 2008 in connection with the monitoring and oversight agreement.  The agreement requires an annual fee equal to the lesser of $1.5 million or 2% of consolidated adjusted EBITDA, which has been excluded for all periods subsequent to 2008.  The agreement expires January 2013.

(b)

Includes the liability for unrecognized tax benefits that could be settled in the next twelve months and has been classified as current income taxes payable in the consolidated balance sheet at December 31, 2007.  The liability for unrecognized tax benefits of $17.4 million included in other non-current liabilities at December 31, 2007, has been excluded from the above table as we cannot make a reasonably reliable estimate of the timing of future payments.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2007, none of our long-term debt bore interest at variable rates.  However, in February 2008, we incurred a $20 million long-term loan with a variable interest rate, and we may have additional variable rate long-term debt in the future.  Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future.

Foreign Currency Risk

We conduct our business in various regions of the world and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations, principally the Chinese RMB, Hong Kong dollar, Canadian dollar and Euro.  A significant portion of our expenses and some of our sales are in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations in Chinese RMB.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging transactions historically have not been material, and gains or losses from these transactions have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  Based on December 31, 2007, exchange rates, an increase or decrease in foreign exchange rates of 10% (ignoring the effects of hedging) would result in an increase or decrease, respectively, in our operating expenses of approximately $18.5 million per year.

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

Item 8.

Financial Statements and Supplementary Data

Index To Financial Statements

Viasystems, Inc. & Subsidiaries
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	39
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets as of December 31, 2007 and 2006	41
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	42
Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	43
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	44
Notes to Consolidated Financial Statements	45

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Viasystems, Inc.

We have audited the accompanying consolidated balance sheets of Viasystems, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company changed its method for accounting for uncertain tax positions, and on January 1, 2006, the Company changed its method of accounting for share-based payments and quantifying misstatements in current year financial statements.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Viasystems, Inc.:

In our opinion, the consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income (loss) and cash flows for the year ended December 31, 2005, present fairly, in all material respects, results of operations and cash flows of Viasystems, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 29, 2006, except for the effect

of discontinued operations discussed in

Note 15, as to which the date is March 30, 2007

VIASYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 64,002	$ 37,954
Restricted cash	303	1,000
Accounts receivable, net	135,326	131,495
Inventories	81,058	85,185
Prepaid expenses and other	11,049	15,805
Total current assets	291,738	271,439

Property, plant and equipment, net	243,973	257,652
Goodwill	79,485	79,485
Intangible assets, net	6,904	7,918
Deferred financing costs, net	5,980	8,044
Other assets	1,153	1,352
Total assets	$ 629,233	$ 625,890

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$ 1,796	$ 722
Accounts payable	112,765	115,110
Accrued and other liabilities	59,913	56,985
Income taxes payable	4,517	3,147
Deferred taxes	2,287	-
Total current liabilities	181,278	175,964

Long-term debt, less current maturities	204,817	206,192
Deferred taxes	411	5,532
Other non-current liabilities	35,473	40,334
Total liabilities	421,979	428,022

Commitments and contingencies

Stockholder’s equity (deficit)
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,437,177	2,435,092
Accumulated deficit	(2,236,742)	(2,243,846)
Accumulated other comprehensive income	6,819	6,622
Total stockholder’s equity	207,254	197,868
Total liabilities and stockholder’s equity	$ 629,233	$ 625,890

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2007	2006	2005

Net sales	$ 714,343	$ 734,992	$ 652,821
Operating expenses:
Cost of goods sold, exclusive of items shown separately	570,384	601,232	560,974
Selling, general and administrative	58,215	56,325	66,047
Depreciation	49,704	45,422	44,234
Amortization	1,269	1,325	1,436
Restructuring and impairment	278	(4,915)	27,662
Operating income (loss)	34,493	35,603	(47,532)

Other expense (income):
Interest expense, net	21,687	30,715	40,760
Amortization of deferred financing costs	2,065	1,678	1,613
Loss on early extinguishment of debt	-	1,498	-
Other, net	277	1,406	13,110
Income (loss) before income taxes	10,464	306	(103,015)

Income tax provision	(6,853)	18,514	3,953

Income (loss) from continuing operations	17,317	(18,208)	(106,968)

Income from discontinued operations, net of tax	-	9,475	25,739
Gain on disposition of discontinued operations, net of tax	-	211,170	-

Net income (loss)	$ 17,317	$ 202,437	$ (81,229)

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehen-sive Income (Loss)	Total

Balance at December 31, 2004	$ -	$ 2,426,794	$ (2,356,426)	$ (13,834)	$ 56,534

Comprehensive income:
Net loss	-	-	(81,229)	-	(81,229)
Change in fair value of derivatives, net of taxes of $0	-	-	-	75	75
Foreign currency translation, net of taxes of $0 taxes of $0	-	-	-	16,099	16,099
Total comprehensive loss					(65,055)
Stock compensation expense, net of taxes of $0	-	6,793	-	-	6,793
Balance at December 31, 2005	-	2,433,587	(2,437,655)	2,340	(1,728)

Cumulative effect of adoption of SAB 108, net of taxes of $112	-	-	(8,628)	-	(8,628)
Comprehensive income:
Net income	-	-	202,437	-	202,437
Change in fair value of derivatives, net of taxes of $0	-	-	-	34	34
Foreign currency translation, net of taxes of $0	-	-	-	4,248	4,248
Total comprehensive income					206,719
Stock compensation expense, net of taxes of $0	-	1,505	-	-	1,505
Balance at December 31, 2006	-	2,435,092	(2,243,846)	6,622	197,868

Cumulative effect of adoption of FIN 48	-	-	(10,213)	-	(10,213)
Comprehensive income:
Net income	-	-	17,317	-	17,317
Change in fair value of derivatives, net of taxes of $0	-	-	-	241	241
Foreign currency translation, net of taxes of $0	-	-	-	(44)	(44)
Total comprehensive income	-	-	-	-	17,514
Stock compensation expense, net of taxes of $0	-	2,085	-	-	2,085
Balance at December 31, 2007	$ -	$ 2,437,177	$ (2,236,742)	$ 6,819	$ 207,254

Accumulated other comprehensive income at December 31, 2007 and 2006, includes the following:

	2007	2006
Foreign currency translation	$ 6,469	$ 6,513
Unrecognized gain on derivatives	350	109
	$ 6,819	$ 6,622

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 17,317	$ 202,437	$ (81,229)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,973	49,229	53,022
Non-cash stock compensation expense	2,085	1,505	6,793
Amortization of deferred financing costs	2,065	1,678	1,613
Loss (gain) on sale of property, plant and equipment	967	(5,200)	711
Non-cash impact of exchange rate changes	595	-	-
Deferred taxes	(1,120)	(403)	3,739
Gain on sale of discontinued operations, net of tax	-	(211,170)	-
Non-cash portion of loss on early extinguishment of debt	-	1,313	-
Impairment of assets	-	438	1,823
Translation adjustment, net	-	-	10,923
Change in assets and liabilities:
Accounts receivable	(3,831)	(18,401)	(1,568)
Inventories	4,127	(6,664)	(1,230)
Prepaid expenses and other	4,114	(6,756)	(3,139)
Intercompany receivable with Viasystems Group, Inc	-	2,903	(143)
Accounts payable	(2,345)	(13,251)	8,022
Accrued and other liabilities	(12,523)	(1,928)	2,832
Income taxes payable	1,370	2,432	9,477
Net cash provided by (used in) operating activities	63,794	(1,838)	11,646

Cash flows from investing activities:
Capital expenditures	(37,197)	(55,940)	(85,032)
Proceeds from disposals of property, plant and equipment	205	21,831	10
Net proceeds from disposal of business	-	307,927	-
Net cash (used in) provided by investing activities	(36,992)	273,818	(85,022)

Cash flows from financing activities:
Repayment of other long-term and capital lease obligations	(754)	(4,865)	(274)
Repayment of amounts due under credit facilities	-	(262,350)	(2,650)
Financing and other fees	-	(3,331)	(321)
Net cash used in financing activities	(754)	(270,546)	(3,245)

Effect of exchange rate changes on cash and cash equivalents	-	597	(347)
Net change in cash and cash equivalents	26,048	2,031	(76,968)
Cash and cash equivalents, beginning of year	37,954	35,923	112,891
Cash and cash equivalents, end of year	$ 64,002	$ 37,954	$ 35,923

Supplemental cash flow information: Interest paid	$ 21,585	$ 36,393	$ 39,703
Income taxes paid, net	$ 7,804	$ 7,696	$ 2,357
Significant non-cash investing and financing activities:
Capital lease	$ -	$ 11,594	$ -

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.

Summary of Significant Accounting Policies

Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”), a wholly owned subsidiary of Viasystems Group, Inc. (“Group”), was formed on April 2, 1997.  On April 10, 1997, Group contributed to Viasystems all of the capital of its then existing subsidiaries.  Prior to the contribution of capital by Group, Viasystems had no operations of its own.  The consolidated financial statements included herein present the results of operations of Viasystems, Inc. and its subsidiaries.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  The Company’s products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, and complex medical and technical instruments.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Viasystems.  All intercompany accounts and transactions have been eliminated in consolidation.  On May 1, 2006, the Company sold its wire harness business.  The results of operations of the disposed wire harness business are classified as discontinued operations for all periods presented.  The consolidated statements of cash flows include the cash flows of the wire harness business for all periods presented.  These notes to the consolidated financial statements are presented on a continuing operations basis, except where otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S.”) requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities, ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and iii) the reported amounts of revenues and expenses during the reporting period.

Estimates and assumptions are used in accounting for the following significant matters, among others:

•

allowances for doubtful accounts;

•

inventory valuation;

•

fair value of derivative instruments and related hedged items;

•

useful lives of property, plant, equipment and intangible assets;

•

long-lived and intangible asset impairments;

•

restructuring charges;

•

warranty and product returns allowances;

•

deferred compensation agreements;

•

tax related items;

•

contingencies; and

•

fair value of options granted under the Company’s stock-based compensation plan.

Actual results may differ from previously estimated amounts, and such differences may be material to the Company’s consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made.  The Company does not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable balances represent customer trade receivables generated from the Company’s operations.  To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require significant collateral.  The Company regularly analyzes significant customer balances, and, when it becomes evident a specific customer will be unable to meet its financial obligations to the Company for reasons including, but not limited to, bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount that is believed reasonably collectible.  The Company also records an allowance for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due and historical experiences.  If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Repairs and maintenance that do not extend the useful life of an asset are charged to expense as incurred.  The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement.  When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	20-50 years
Leasehold improvements	3-15 years
Machinery, equipment, systems and other	3-10 years

Impairment of Long-Lived Assets

The Company reviews intangibles assets with a finite life and other long-lived assets for impairment if facts and circumstances exist that indicate that the asset’s useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows.  Impairment losses are recognized in operating results when discounted expected future cash flows are less than the carrying value of the asset.  In addition, the remaining useful life of an impaired asset group would be reassessed and revised, if necessary.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and identifiable intangible assets acquired.  In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period.  Goodwill impairment is determined using a two-step process.  The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill.  If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required.  If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss, if any.  The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill.  If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The annual impairment testing is performed in the fourth quarter.

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

Derivative Financial Instruments

From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.  Cash flow hedges are accounted for at fair value.  The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date.  Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.

Foreign Currency Translation

On January 1, 2007, the Company changed the functional currency for certain foreign subsidiaries from the local currency to the U.S. dollar due to a change in the way these businesses are financed, resulting in the U.S. dollar becoming the currency of the primary economic environment in which the subsidiaries operate.  As a result, all foreign subsidiaries use the U.S. dollar as the functional currency effective January 1, 2007.  Prior to 2007, adjustments resulting from translating the foreign currency financial statements of these subsidiaries into the U.S. dollar have been included as a separate component of accumulated other comprehensive income (loss).  Upon the change of the functional currency, these subsidiaries no longer generate such translation adjustments, and such translation adjustments from prior periods will continue to remain a component of accumulated other comprehensive income (loss).

The net translation adjustment for the years ended December 31, 2007, 2006 and 2005, was a loss of $44 (net of tax of $0), a gain of $4,248 (net of tax of $0) and a gain of $16,099 (net of tax of $ 0), respectively.  The 2007 and 2005 amounts include an adjustment of $44 and $10,923, respectively, for amounts transferred to other expense as a result of the reversal of cumulative translation adjustments required in connection with the liquidation of foreign investments (from the closure of the Montreal, Canada and Echt, the Netherlands printed circuit board operations).  The $4,248 in 2006 and the remaining $5,176 in 2005 was the result of currency rate changes during the year.

Also included in net income are the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the impact of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the realized results of the Company’s foreign currency hedging activities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, notes receivable, long-term debt and other long-term obligations.  For cash equivalents, accounts receivable, notes receivable and other long-term obligations, the carrying amounts approximate fair value.  The fair market values of the Company’s Senior Subordinated Notes due 2011 was $194,250 and $200,000 at December 31, 2007 and 2006, respectively.  The Company determined the 2007 and 2006 fair value of the Senior Subordinated Notes due 2011 using published market values from third party sources.  There was no balance outstanding on the Company’s 2006 Credit Agreement at December 31, 2007 and 2006.

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

Shipping Costs

Costs incurred by the Company to ship finished goods to its customers are included in cost of goods sold on the consolidated statements of operations.

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

The Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (“FIN 48”) as of the beginning of its 2007 fiscal year.  This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, Accounting for Income Taxes, of a position taken in a tax return.

Prior to adopting FIN 48, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies.  Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution.  As compared to a contingency approach, FIN 48 is based on a benefit recognition model.  Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is more than 50 percent likely of being ultimately realized upon settlement.  The tax position must be derecognized when it is no longer more likely than not of being sustained.  The initial application of FIN 48 resulted in a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit in January 1, 2007.

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

Employee Stock-Based Compensation

Group, our sole-shareholder holding company, maintains a stock option plan (the “2003 Stock Option Plan”).  All of the employees granted stock options under the 2003 Stock Option Plan are employees of Viasystems, and therefore 100% of the stock option expense recognized at Group is allocated to Viasystems.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values.  The Company adopted SFAS No. 123(R), using the modified-prospective method.  Under that method, compensation cost includes:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 using the modified prospective transition method.  As a result, the adoption of SFAS No. 123(R) did not have a material impact on the Company financial position, results of operations or cash flows.  Results for prior periods have not been restated.

Discontinued Operations

Discontinued operations are reported in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Accordingly, businesses or asset groups are reported as discontinued operations when, among other things, the Company commits to a plan to divest the business or asset group, actively begins marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next twelve months.

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform to the presentation used in the current period.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  The Company adopted SAB No. 108 in the fourth quarter of 2006.

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

Nature of Adjustment	Amount
Lease termination	$ 4,139
Impaired long-lived assets	2,205
Lifetime medical benefits	1,124
Accrued vacation	1,160
$ 8,628

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements.  The Statement is effective for the Company beginning in 2008, and is not expected to have a material impact on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company beginning in 2008, and is not expected to have a material impact on the Company’s financial statements upon adoption.

2.

Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	2007	2006	2005
Balance, beginning of year	$ 3,333	$ 3,678	$ 4,893
Provision	1,269	1,039	281
Write-offs, credits and adjustments	(2,498)	(1,384)	(1,496)
Balance, end of year	$ 2,104	$ 3,333	$ 3,678

For the years ended December 31, 2007, 2006 and 2005, sales to the Company’s ten largest customers accounted for approximately 76.2%, 73.7% and 71.3% of the Company’s net sales, respectively.  The table below highlights individual end customers accounting for more than ten percent of the Company’s consolidated net sales.

Customer	2007	2006	2005
Alcatel-Lucent SA (a)	20.2%	20.8%	18.5%
Siemens AG	12.4	13.7	12.5
Bosch Group	10.7	10.1	11.0
Delphi Corporation	(b)	(b)	11.2

(a)      Alcatel SA and Lucent Technologies, Inc. merged during 2006.  Amount represents sales to both the individual companies prior to the merger and the combined companies after the merger.

(b)        Represents less than ten percent of consolidated net sales.

Sales to Alcatel-Lucent SA, Siemens AG and Delphi Corporation occurred in both the Printed Circuit Boards and Assembly segment.  Sales to Bosch Group occurred in the Printed Circuit Boards segment.

3.  Inventories

The composition of inventories at December 31, is as follows:

	2007	2006
Raw materials	$ 28,359	$ 28,819
Work in process	22,588	21,339
Finished goods	30,111	35,027
Total	$ 81,058	$ 85,185

4.

Property, Plant and Equipment

The composition of property, plant and equipment at December 31, is as follows:

	2007	2006
Land and buildings	$ 54,016	$ 53,145
Machinery, equipment and systems	399,599	369,269
Leasehold improvements	38,466	34,411
Construction in progress	4,195	4,676
	496,276	461,501
Less: Accumulated depreciation	(252,303)	(203,849)
Total	$ 243,973	$ 257,652

5.

Goodwill and Other Intangible Assets

The goodwill balance relates entirely to the Company’s Printed Circuit Boards segment.  Goodwill balances and changes therein since the beginning of 2005 are as follows:

Total
Goodwill at December 31, 2004	$ 79,431
Effect of foreign exchange rates	258
Goodwill at December 31, 2005	79,689
Effect of foreign exchange rates	(204)
Goodwill at December 31, 2006	79,485
Effect of foreign exchange rates	-
Goodwill at December 31, 2007	$ 79,485

As required by the provisions of SFAS No. 142, the Company performs an annual impairment evaluation of goodwill and other indefinite lived intangible assets.  No impairments were recorded for the years ended December 31, 2007, 2006 and 2005.

The components of intangible assets subject to amortization were as follows:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumu-lated Amortiza-tion	Net Book Value	Gross Carrying Amount	Accumu-lated Amortiza-tion	Net Book Value
Developed technologies	$ 20,371	$ (14,274)	$ 6,097	$ 20,371	$ (13,306)	$ 7,065
Other	2,266	(1,459)	807	2,010	(1,157)	853
Total	$ 22,637	$ (15,733)	$ 6,904	$ 22,381	$ (14,463)	$ 7,918

The Company paid $256 and $429 for patent costs during the years ended December 31, 2007 and 2006, respectively.  The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

2008	$ 1,233
2009	1,158
2010	1,077
2011	1,022
2012	947
Thereafter	1,467
Total	$ 6,904

6.

Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31, is as follows:

	2007	2006
Accrued payroll and related costs	$ 17,910	$ 17,461
Accrued interest	9,698	9,680
Accrued other	32,305	29,844
Total	$ 59,913	$ 56,985

7.

Long-Term Debt

The composition of long-term debt at December 31, is as follows:

	2007	2006
Senior Subordinated Notes due 2011	$ 200,000	$ 200,000
2006 Credit Agreement:
Term Loan	-	-
Revolving credit loans	-	-
Capital Leases	6,613	6,914
	206,613	206,914
Less: current maturities	(1,796)	(722)
	$ 204,817	$ 206,192

The schedule of principal payments for long-term debt at December 31, 2007, is as follows:

2008	$ 1,796
2009	1,975
2010	2,173
2011	200,042
2012	47
Thereafter	580
Total	$ 206,613

Senior Subordinated Notes due 2011

In December 2003, the Company completed an offering of $200,000 of 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”).

Interest on the 2011 Notes is due semiannually on January 15 and July 15.  The Company may redeem the 2011 Notes at any time prior to January 15, 2009 at the redemption price, inclusive of a “make-whole” premium (as defined) ranging from 102.625% to 105.25%.  In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2011 Notes at a redemption price of 101%, plus accrued and unpaid interest.

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

2006 Credit Agreement

On August 17, 2006, the Company entered into a credit facility (the “2006 Credit Agreement”) with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”).  The 2006 Credit Agreement matures in August 2010 and is comprised of two facilities, as follows:

Facility A – Revolver/Term Loan	U.S. $ 20,000
Facility B – Revolver/Letters of Credit	U.S. $ 60,000

For 18 months following the inception of the agreement, the Company may borrow against Facility A as a revolving credit facility.  In January 2008, the Company borrowed $20,000 under Facility A, which in accordance with the original terms of the 2006 Credit Agreement was subsequently converted to a term loan payable in quarterly installments through July 2010.  Throughout the term of the agreement, the Company may borrow against Facility B as a revolving credit facility, of which up to $15 million may be used to issue letters of credit.

Borrowings under both facilities bear interest at the London Inter-Bank Offer Rate (“LIBOR”) plus 2.0% per annum.  Subsequent to year end the interest rate on borrowings under both facilities was reduced to LIBOR plus 1.625%.  The Company is required to pay fees on issued and outstanding letters of credit at a rate of 2.0% per annum.  In addition, the Company is required to pay a commitment fee of 0.67% per annum on unused revolving credit capacity on both Facility A and Facility B.

Collateral for the facilities is substantially all of the Company’s foreign assets together with pledges of the equity ownership of substantially all of the Company’s subsidiaries in Hong Kong and the Peoples’ Republic of China.  Customary business covenants set limits on the Company’s ability to pay dividends, to acquire companies, to invest in joint ventures, to dispose of assets and to incur additional debt, among other customary limitations.  Customary financial covenants also define a maximum Net Debt-to-EBITDA ratio (as defined), a minimum EBITDA-to-Net Interest Expense ratio (as defined) and a maximum annual limit on capital expenditures.

Fees and expenses incurred in connection with origination of the Company’s 2006 Credit Agreement were approximately $3,300, which have been deferred and are being amortized over the term of the agreement.

As of December 31, 2007 and 2006, there were no borrowings outstanding under the 2006 Credit Agreement.  The Company secured issuance of letters of credit totaling $5,400 and $4,050 under Facility B as of December 31, 2007 and 2006, respectively.  As of December 31, 2007, approximately $74,600 of the facilities was unused and available.  The weighted average interest rate on outstanding borrowings during the years ended December 31, 2007 and 2006, were 0.0% and 7.3%, respectively.

2003 Credit Agreement

On August 10, 2006, the Company terminated the then existing credit facility (the “2003 Credit Agreement”).  In connection with the disposal of the wire harness business in May 2006, the Term portion of the 2003 Credit Agreement was extinguished.  In connection with the termination of the 2003 Credit Agreement, the remaining $9,902 balance outstanding under the Revolver portion of the 2003 Credit Agreement was extinguished, and all security, including a guarantee by Group, was released by the lender group.

During the year ended December 31, 2006, the Company incurred $1,498 in losses on early extinguishment of debt to recognize i) the write-off of $1,313 unamortized deferred financing costs related to the 2003 Credit Agreement and ii) fees of $185 incurred in the facility termination.

Prior to extinguishment, the term loan bore interest, at the Company’s option, at the then effective base rate plus 3.25% or the then effective Eurocurrency rate plus 4.25%, and the revolving credit loans bore interest, at the Company’s option, at the then effective base rate plus 3.5% or the then effective Eurocurrency rate plus 4.5%.  In addition, the Company paid a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the revolving credit facility.

For the year ended December 31, 2006, the weighted average interest rate on outstanding borrowings under the 2003 Credit Agreement was 9.2%.

Capital Leases

The Company leases certain of its machinery and equipment under capital lease agreements.  During 2007, the Company entered into no new capital leases.  During 2006, the Company entered into a capital lease obligation of $11,594 for certain new equipment.

8.

Commitments

The Company leases certain buildings and transportation and other equipment under capital and operating leases.  Included in property, plant and equipment as of December 31, 2007 and 2006, were $12,007 and $13,000, respectively, of cost basis and $1,201 and $1,010, respectively, of accumulated depreciation related to equipment held under capital leases.  Total rental expense under operating leases was $5,115, $5,823 and $5,412 for the years ended December 31, 2007, 2006 and 2005, respectively.  Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007, are as follows:

	Capital	Operating
2008	$ 2,457	$ 4,584
2009	2,457	2,951
2010	2,457	2,423
2011	109	715
2012	109	503
Thereafter	874	1,711
Total	8,463	$ 12,887
Less: Amounts representing interest	(1,850)
Capital lease obligations	$ 6,613

9.

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties.  At and 2006, other non-current liabilities include $13,412 and $14,419 of accruals for potential claims in connection with such indemnities.

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

10.

Restructuring and Impairment

In light of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries, the Company initiated restructuring activities during 2001 to adjust its cost position compared to anticipated levels of business.  The Company also reviewed the carrying value of the related assets.  These actions resulted in plant shutdowns and downsizings as well as asset impairments, which continued through 2005.  The following tables summarize changes in the reserve for the restructuring and impairment charges for the years ended December 31, 2007, 2006 and 2005:

Year Ended December 31, 2007
	12/31/06	Charges	Reversals	Total	Cash Payments	Adjustments		12/31/07
Restructuring Activities:
Personnel and severance	$ 596	$ -	$ -	$ -	$ (247)	$ -		$ 349
Lease and other contractual commitments	5,471	278	-	278	(1,270)	339	(a)	4,818
Total restructuring and impairment charges	$ 6,067	$ 278	$ -	$ 278	$ (1,517)	$ 339		$ 5,167

(a)

Represents accretion of interest on discounted restructuring liabilities.

		Year Ended December 31, 2006
	12/31/05	Charges	Reversals	Total	Cash Payments	Adjustments		12/31/06
Restructuring Activities:
Personnel and severance	$ 4,634	$ -	$ (1,423)	$ (1,423)	$ (2,615)	$ -		$ 596
Lease and other contractual commitments	1,308	1,533	-	1,533	(2,340)	4,970	(b)	5,471
Asset impairments	-	438	(5,463)	(5,025)	-	5,025	(c)	-
Total restructuring and impairment charges	$ 5,942	$ 1,971	$ (6,886)	$ (4,915)	$ (4,955)	$ 9,995		$ 6,067

(b)

Represents $4,139 of lease termination costs and $831 of lifetime medical benefits for former employees that were recorded as a direct charge to accumulated deficit in connection with the adoption of SAB No. 108 (see Note 1).

(c)

Represents a $5,463 gain on disposal of fixed assets, net of $438 of non-cash activity associated with asset impairment.

		Year Ended December 31, 2005
	12/31/04	Charges	Reversals	Total	Cash Payments	Adjustments	12/31/05
Restructuring Activities:
Personnel and severance	$ 3,209	$ 23,106	$ -	$ 23,106	$ (21,681)	$ -	$ 4,634
Lease and other contractual commitments	1,647	2,733	-	2,733	(3,072)	-	1,308
Asset impairments	-	1,823	-	1,823	-	(1,823)	$ -
Total restructuring and impairment charges	$ 4,856	$ 27,662	$ -	$ 27,662	$ (24,753)	$ (1,823)	$ 5,942

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time.  The amounts the Company ultimately incurs may change as the balance of the plans are executed.  Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,	Cash Payments
2008	$ 990
2009	893
2010	895
2011	891
2012	885
Thereafter	2,469
Total	7,023
Less: Amounts representing interest	(1,856)
Restructuring liability	$ 5,167

2007 Restructuring and Impairment

We incurred $278 in restructuring and impairment charges for the year ended December 31, 2007, related to closed facilities sold late in 2006.

2006 Restructuring and Impairment

During 2006, the Company reversed $1,423 of severance accrual primarily due to early payment buyouts on employee severance obligations in the Company’s former manufacturing facility in the Netherlands.  In addition, the Company recorded an impairment charge of $438 related to the write down of one of the former manufacturing properties held for sale in Canada, which was written down to the contracted selling price, less the cost to sell.

In 2006, the Company sold its previously closed facilities in the U.S., Canada and the Netherlands for net cash proceeds of approximately $21,809, resulting in a net gain of $5,463 which is included in restructuring and impairment on the consolidated statements of operations.  The Company has no continuing interest in any of these properties except in connection with one U.S. facility, where the Company was required to relocate a maintenance structure on the property.  At December 31, 2007, the Company has placed $303 in escrow, which is included in restricted cash, pending the final resolution of the related obligations.

2005 Restructuring and Impairments

On February 25, 2005, the Company announced the intention to close the printed circuit board manufacturing facilities located in Echt, the Netherlands and Montreal, Canada.  At the time of announcement of the closures, the Company estimated total closure costs would approximate $50,000, with $23,000 being related to headcount reduction costs and the remainder being related to asset impairments and other contractual commitments.  The Company now estimates that total closure costs will approximate a net $23,000, of which $21,700 relates to headcount costs.  The balance of $1,300 is related to asset impairments and other contractual commitments, and is net of $5,463 of gains from the sale of closed facilities.

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

The restructuring actions in 2005 reduced employee headcount by 702 in Montreal, Canada and 461 in Echt, the Netherlands.

For the year ended December 31, 2005, the Company wrote off a total of $3,495 of inventory to costs of goods sold related to the plant closures.  The Company disposed of the inventory in conjunction with the write-off.

11.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The provision for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005, consists of the following:

	2007	2006	2005
Current:
Federal	$ (316)	$ (49)	$ (9,312)
State	22	-	-
Foreign	(5,237)	18,966	10,763
	(5,531)	18,917	1,451
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(1,322)	(403)	2,502
	(1,322)	(403)	2,502
Total	$ (6,853)	$ 18,514	$ 3,953

A reconciliation between the income tax provision at the federal statutory income tax rate and at the effective tax rate, for the years ended December 31, 2007, 2006 and 2005, is summarized below:

	2007	2006	2005
U.S. Federal statutory rate	$ 3,662	$ 107	$ (36,055)
State taxes, net of Federal benefit	2	(78)	(4,324)
Non-deductible items	6,629	1,521	9,987
Foreign tax rate differences	(3,125)	11,444	12,600
AMT rate difference	(1,073)	-	-
Change in the valuation allowance for deferred tax assets, net	(2,797)	7,250	53,150
Tax reserve adjustments	(8,763)	-	-
Foreign dividend reinvestment tax credit	(3,223)	-	-
Foreign tax law changes	1,674	-	-
Amortization of intangibles	-	381	(861)
Gain/(loss) on investment in subsidiaries	-	-	(33,799)
Other	161	(2,111)	3,255
	$ (6,853)	$ 18,514	$ 3,953

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 285,034	$ 394,526
Capital loss carryforwards	123,133	120,431
AMT credit carryforwards	4,423	4,568
Foreign tax credit carryforward	3,057	4,931
Accrued liabilities not yet deductible	14,355	7,088
Property, plant and equipment	2,651	1,120
Other	2,709	2,621
	435,362	535,285
Valuation allowance	(431,143)	(531,644)
	4,219	3,641
Deferred tax liabilities:
Intangibles	(283)	(283)
Property, plant and equipment	-	(2,099)
Other	(6,634)	(5,279)
	(6,917)	(7,661)
Net deferred tax assets (liabilities)	$ (2,698)	$ (4,020)

At December 31, 2007 and 2006, prepaid expenses and other include $0 and $1,512, respectively, of current deferred tax assets.

Approximate domestic and foreign income (loss) before income tax provision are as follows:

	Year Ended December 31,
	2007	2006	2005
Domestic	$ (282)	$ 9,348	$ (122,250)
Foreign	10,746	(9,042)	19,235
	$ 10,464	$ 306	$ (103,015)

As of December 31, 2007, the Company had the following net operating loss (“NOL”) carryforwards: $584,570 in the U.S., $5,036 in China, $116,163 in Luxembourg, $32,684 in Canada, $16,482 in Hong Kong, $22,447 in the U.K., and $26,895 in the Netherlands.  The U.S. NOLs expire in 2020 through 2027 and the Canada NOLs expire in 2008 through 2013.  All other NOLs carry forward indefinitely.  Canada has a capital loss of $384,792 that will carry forward indefinitely.  The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $1,517 on undistributed earnings of its foreign subsidiaries because the Company intends to indefinitely reinvest the earnings.

In connection with the Reorganization completed on January 31, 2003, the Company believes more than a 50% change in ownership occurred under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder.  As a consequence, the utilization of the U.S. NOLs is limited to approximately $19,700 per year (except to the extent the Company recognizes certain gains built in at the time of the ownership change), with any unused portion carried over to succeeding years.  Any NOLs not utilized in a year can be carried over to succeeding years.

The Company has a tax holiday in China, covering certain of the Company’s subsidiaries, that allows a two-year tax exemption and three-year 50% reduction in the tax rate.  If not for such tax holiday, the Company would have had $338, $696 and $5,587 of additional income tax expense for December 31, 2007, 2006 and 2005, respectively, based on the applicable tax rates ranging from 12% to 27%.

Uncertain Tax Positions

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As a result of the adoption of FIN 48, the Company recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  The total amount of unrecognized tax benefits included in the consolidated balance sheets at December 31, 2007 and 2006, were $19,399 and $20,217, respectively.  The liability for unrecognized tax benefits decreased by $818 from December 31, 2006, to December 31, 2007.  The decrease was due to the settlement of prior uncertain tax positions partially offset by adoption of FIN 48, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  The settlement of prior uncertain tax positions resulted in a $3,634 payment and a $10,437 reversal in the liability for uncertain tax positions.  Included in the December 31, 2007, balance was $19,399 of unrecognized tax positions that, if recognized, would affect the effective tax rate.  The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year.  The Company currently estimates approximately $1,990 of the liability for uncertain tax positions could be settled in the next twelve months and has classified this as current.

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes payable, and the amount expected to be settled after one year is recorded in other non-current liabilities.  At December 31, 2007 and 2006, other non-current liabilities include $17,409 and $20,217 of long-term accrued taxes, respectively, related to the liability for unrecognized tax benefits.

The Company classifies income tax-related interest and penalties as a component of income tax expense.  At January 1, 2007, the total unrecognized tax benefit in the consolidated balance sheet included a liability of $7,379 related to accrued interest and penalties on unrecognized tax benefits.  For the year ended December 31, 2007, the Form 10-K 12-31-07 income tax provision included in the Company’s consolidated statement of operations included a net $2,697 benefit related to interest and penalties on unrecognized tax benefits which included a $4,020 reversal of the liability related to a prior uncertain tax position.

As of December 31, 2007, the Company is subject to U.S. federal income tax examinations for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax year’s 2000 through 2007.  In addition, the Company is subject to state and local income tax examinations generally for the tax year’s 2000 through 2007.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits, exclusive of related interest and penalties, for the year ended December 31, 2007.

Balance at January 1, 2007	$ 23,051
Tax positions related to current year:
Additions	1,696
Reductions	-
Tax positions related to prior years:
Additions	21
Reductions	(6,417)
Settlements	(3,634)
Lapses in statutes of limitations	-
Balance at December 31, 2007	$ 14,717

12.

Derivative Financial Instruments

The Company accounts for derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  These standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

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

The Company’s decision to enter into forward purchase contracts is made after considering future use of foreign currencies, the desired foreign exchange rate sensitivity and exchange rate levels.  Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The Company’s currency forward contracts as of December 31, 2007, relate only to Chinese Renminbi (“RMB”) exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, the Company’s contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the years ended December 31, 2007 and 2006, a $77 gain and a $582 loss, respectively, was recorded in cost of goods sold related to settled currency forward contracts.

At December 31, 2007 and 2006, deferred gains of $350 (net of tax of $0) and $109 (net of tax of $0), respectively, related to cash flow hedges were recorded in prepaid expenses and other and other comprehensive income on the consolidated balance sheets.  All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

The maximum term over which the Company hedges exposure to the exchange rate variability of future cash flows is less than one year.

The following table summarizes the Company’s derivative instrument activity at December 31, 2007:

	Notional Amount	Weighted Avgerage Remaining Maturity in Months	Average Exchange Rate

Cash flow hedges:
Chinese RMB	600,000	6.0	7.058

Deferred gain, net of tax	$ 350

13.

Stock-Based Compensation

Under the 2003 Stock Option Plan, options to purchase a total of 2,777,778 of Group’s common stock may be granted to the Company’s employees.  Stock options may be granted to employees in the form of nonqualified stock options at market value, and the Company’s practice has been to grant options at the greater of a fixed exercise price of $12.63 or market value.  Options granted expire 10 years after the grant date and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36 month anniversary of the grant date.  At December 31, 2007, 12,178 of these shares were available for future grants.

Stock compensation expense is recognized over the requisite service period for each award, and recorded in the consolidated statements of operations as follows:

	2007	2006	2005

Cost of goods sold	$ 217	$ 22	$ 254
Selling, general and administrative	1,868	1,378	5,898
	$ 2,085	$ 1,400	$ 6,152

At December 31, 2007, unrecognized compensation expense totaled approximately $1,980 and will be recognized over a weighted average period of approximately 15 months.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	2007	2006	2005
Expected life of options	5 years	5 years	5 years
Risk-free interest rate	4.02% to 4.76%	4.66% to 5.13%	4.00% to 4.57%
Expected volatility of stock	54% to 64%	50%	50%
Expected dividend yield	None	None	None

The weighted average grant date fair value of options granted was $6.44 for 2007, $6.24 for 2006 and $6.16 for 2005.

Presented below is a summary of stock option plan’s activity for the years and as of the dates shown:

	2007		2006		2005
	Options	Exercise Price (1)	Options	Exercise Price (1)	Options	Exercise Price (1)
Beginning Balance	2,568,400	$ 12.63	2,698,800	$ 12.63	2,641,600	$ 12.63
Granted	475,000	12.63	81,600	12.63	159,400	12.63
Exercised	-	-	-	-	-	-
Forfeited	(277,800)	12.63	(212,000)	12.63	(102,200)	12.63
Ending Balance	2,765,600	$ 12.63	2,568,400	$ 12.63	2,698,800	$ 12.63

Exercisable at year end	2,349,713	$ 12.63	2,294,053	$ 12.63	1,621,169	$ 12.63

(1) Weighted average.

As of December 31, 2007 the weighted average remaining contractual life of outstanding and exercisable options was 6.2 years and 5.7 years, respectively.

14.

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

On May 1, 2006, the Company completed the sale of its wire harness business, which is required to be accounted for as a discontinued operation in accordance with SFAS No. 144.  In connection with the disposal of the wire harness business, the Company has re-evaluated its operating segments based on the application of SFAS No. 131, and identified two segments: (i) Printed Circuit Boards and (ii) Assembly.

The Company’s results for the years ended December 31, 2005, are reclassified to compare to the two continuing segments, and the results of the closed printed circuit board operations have been reflected as “other” segment results.  Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board operations, have not been allocated and remain in other for purpose of segment disclosures.  Operating expenses of the Company’s corporate headquarters are allocated to each segment based on sales.  Inter-segment sales are eliminated in consolidation.  The accounting policies of the segments are the same as those described in Note 1.

The Printed Circuit Boards segment consists of the Company’s printed circuit board manufacturing facilities located in China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels.  The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing.  The assembly operations are conducted in manufacturing facilities in China, Mexico and the United States.  The individual facilities have been aggregated into two segments – Printed Circuit Boards and Assembly – which represent the Company’s reportable segments.

Total assets by segment are as follows:

	December 31,
	2007	2006
Total assets:
Printed Circuit Boards	$ 478,690	$ 494,735
Assembly	113,092	107,130
Other	37,451	24,025
Total assets	$ 629,233	$ 625,890

Net sales and operating income (loss) by segment are as follows:

	2007	2006	2005
Net sales to external customers:
Printed Circuit Boards	$ 471,211	$ 489,108	$ 409,144
Assembly	243,132	245,261	205,071
Other	-	623	38,606
Total from continuing operations	$ 714,343	$ 734,992	$ 652,821
Intersegment sales:
Printed Circuit Boards	$ 18,616	$ 18,083	$ 10,641
Assembly	-	-	-
Other	-	-	-
Total from continuing operations	$ 18,616	$ 18,083	$ 10,641

Operating income (loss):
Printed Circuit Boards	27,091	23,439	1,401
Assembly	7,678	6,876	(185)
Other	(276)	5,288	(48,748)
Total operating income (loss)	34,493	35,603	(47,532)

Interest expense, net	21,687	30,715	40,760
Amortization of deferred financing costs	2,065	1,678	1,613
Loss on early extinguishment of debt	-	1,498	-
Other, net	277	1,406	13,110
Income (loss) before income taxes	$ 10,464	$ 306	$ (103,015)

Capital expenditures and depreciation expense by segment are as follows:

	2007	2006	2005
Capital expenditures:
Printed Circuit Boards (a)	$ 29,549	$ 47,012	$ 78,731
Assembly	7,372	5,567	6,833
Other (a)	276	322	(7,656)
Continuing operations	37,197	52,901	77,908
Discontinued Operations	-	3,039	7,124
Total capital expenditures	$ 37,197	$ 55,940	$ 85,032

Depreciation expense:
Printed Circuit Boards	$ 43,686	$ 39,219	$ 35,035
Assembly	6,018	6,203	5,104
Other	-	-	4,095
Total depreciation expense	$ 49,704	$ 45,422	$ 44,234

(a)

Capital expenditures in 2005 include the transfer of $12,854 of property from the closed printed circuit board operations to the printed circuit boards segment.

Net sales by country of destination are as follows:

	Year Ended December 31,
	2007	2006	2005

United States	$ 263,680	$ 272,695	$ 204,273
People’s Republic of China	133,920	114,358	104,594
Germany	50,167	63,265	59,215
France	40,425	42,733	43,935
Hong Kong	36,659	36,959	22,628
Belgium	31,999	31,043	26,157
Malaysia	26,121	34,561	14,921
Hungary	20,788	12,249	6,963
Czech Republic	15,945	11,937	6,479
Mexico	12,743	17,280	59,078
Canada	9,824	5,063	10,546
United Kingdom	9,277	9,291	7,507
Italy	8,791	8,930	8,405
Portugal	7,414	4,858	5,462
Thailand	6,919	26,408	20,291
Singapore	6,893	8,203	8,458
Spain	6,839	5,295	6,424
Other	25,939	29,864	37,485
Total	$ 714,343	$ 734,992	$ 652,821

Property, plant and equipment, net by country are as follows:

	December 31,
	2007	2006
People’s Republic of China	$ 233,150	$ 249,917
Mexico	3,722	2,298
United States	7,101	5,437
	$ 243,973	$ 257,652

15.

Discontinued Operations

On May 1, 2006, the wire harness business was sold to Electrical Components International Holdings Company, a newly-formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320,000.  Net cash proceeds reported in the accompanying consolidated statement of cash flows for the year ended December 31, 2006, of $307,927 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006, and iii) transaction costs of $6,655 paid in 2006 related to the disposal.  One further contractual purchase price adjustment, which was accrued at the time of the disposal, was settled at approximately $2,000 during the quarter ended June 30, 2007.

In the accompanying consolidated statements of operations for the year ended December 31, 2006, the Company recognized a net gain on the sale of the Company’s discontinued wire harness operations of $211,170.  The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $12,377.

For the four months ended April 30, 2006, and the year ended December 31, 2005, operating results for the discontinued operations were as follows:

	2006	2005
Net sales	$ 102,358	$ 295,697

Operating income	$ 11,322	$ 37,537

Income before income taxes	$ 11,388	$ 37,751
Income tax provision	1,913	12,012
Net income	$ 9,475	$ 25,739

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

Balance Sheet as of December 31, 2007

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS Cash and cash equivalents	$ 653	$ 28,464	$ 34,885	$ -	$ 64,002
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	24,334	110,992	-	135,326
Inventories	-	11,687	69,371	-	81,058
Other current assets	-	2,668	8,381	-	11,049
Total current assets	653	67,456	223,629	-	291,738
Property, plant and equipment, net	-	10,823	233,150	-	243,973
Investment in subsidiaries	657,945	349,785	-	(1,007,730)	-
Other assets	5,405	114	88,003	-	93,522
Total assets	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$ -	$ -	$ 1,796	$ -	$ 1,796
Accounts payable	-	9,138	103,627	-	112,765
Accrued and other liabilities	9,625	15,402	41,690	-	66,717
Total current liabilities	9,625	24,540	147,113	-	181,278
Long-term debt, less current maturities	200,000	-	4,817	-	204,817
Other non-current liabilities	-	10,385	25,499	-	35,884
Intercompany payable (receivable)	252,832	(265,060)	12,228	-	-
Total liabilities	462,457	(230,135)	189,657	-	421,979
Total paid-in capital and accumulated deficit	200,435	657,945	349,785	(1,007,730)	200,435
Accumulated other comprehensive income	1,111	368	5,340	-	6,819
Total liabilities and stockholder’s equity (deficit)	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233

Balance Sheet as of December 31, 2006

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS Cash and cash equivalents	$ 701	$ 13,244	$ 24,009	$ -	$ 37,954
Restricted cash	-	1,000	-	-	1,000
Accounts receivable, net	-	22,229	109,266	-	131,495
Inventories	-	11,964	73,221	-	85,185
Other current assets	-	2,325	13,480	-	15,805
Total current assets	701	50,762	219,976	-	271,439
Property, plant and equipment, net	95	7,640	249,917	-	257,652
Investment in subsidiaries	960,991	351,926	-	(1,312,917)	-
Other assets	6,682	136	89,981	-	96,799
Total assets	$ 968,469	$ 410,464	$ 559,874	$ (1,312,917)	$ 625,890
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current maturities of long-term debt	$ -	$ 7	$ 715	$ -	$ 722
Accounts payable	-	10,141	104,969	-	115,110
Accrued and other liabilities	9,625	17,034	33,473	-	60,132
Total current liabilities	9,625	27,182	139,157	-	175,964
Long-term debt, less current maturities	200,000	-	6,192	-	206,192
Other non-current liabilities	547	9,191	36,128	-	45,866
Intercompany payable (receivable)	566,453	(587,026)	20,573	-	-
Total liabilities	776,625	(550,653)	202,050	-	428,022
Total paid-in capital and accumulated deficit	191,246	960,991	351,926	(1,312,917)	191,246
Accumulated other comprehensive income	598	126	5,898	-	6,622
Total liabilities and stockholder’s equity (deficit)	$ 968,469	$ 410,464	$ 559,874	$ (1,312,917)	$ 625,890

 Statement of Operations for the year ending December 31, 2007

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 171,441	$ 611,015	$ (68,113)	$ 714,343
Operating expenses:
Cost of goods sold	217	151,429	486,851	(68,113)	570,384
Selling, general and administrative	1,868	29,449	26,898	-	58,215
Depreciation	94	2,548	47,062	-	49,704
Amortization	302	-	967	-	1,269
Restructuring and impairment	-	(236)	514	-	278
Operating income (loss)	(2,481)	(11,749)	48,723	-	34,493

Other expense (income):
Interest expense, net	6,679	(23,539)	38,547	-	21,687
Amortization of deferred financing costs	1,236	-	829	-	2,065
Loss on early extinguishment of debt	-	-	-	-	-
Other, net	945,796	(835,986)	(109,533)	-	277
Equity in loss (earnings) in subsidiaries	(973,509)	(126,167)	-	1,099,676	-
Income (loss) before income taxes	17,317	973,943	118,880	(1,099,676)	10,464
Income tax provision (benefit)	-	434	(7,287)	-	(6,853)
Net income (loss)	$ 17,317	$ 973,509	$ 126,167	$(1,099,676)	$ 17,317

Statement of Operations for the year ending December 31, 2006

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 183,041	$ 612,396	$ (60,445)	$ 734,992
Operating expenses:
Cost of goods sold	22	158,852	502,803	(60,445)	601,232
Selling, general and administrative	1,851	26,282	28,192	-	56,325
Depreciation	84	2,398	42,940	-	45,422
Amortization	238	-	1,087	-	1,325
Restructuring and impairment	-	(391)	(4,524)	-	(4,915)
Operating (loss) income	(2,195)	(4,100)	41,898	-	35,603

Other expense (income):
Interest expense, net	16,131	(24,494)	39,078	-	30,715
Amortization of deferred financing costs	1,367	-	311	-	1,678
Loss on early extinguishment of debt	1,410	88	-	-	1,498
Other, net	-	(10,399)	11,805	-	1,406
Equity (earnings) loss in subsidiaries	(212,697)	16,531	-	196,166	-
Income (loss) before income taxes	191,594	14,174	(9,296)	(196,166)	306
Income tax provision (benefit)	(10,948)	18,833	10,629	-	18,514
Income (loss) from continuing operations	202,542	(4,659)	(19,925)	(196,166)	(18,208)

(Loss) income from discontinued operations, net	(105)	6,186	3,394	-	9,475
Gain on disposition of discontinued operations, net	-	211,170	-	-	211,170
Net income (loss)	$ 202,437	$ 212,697	$ (16,531)	$ (196,166)	$ 202,437

Statement of Operations for the year ending December 31, 2005

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 129,601	$ 564,238	$ (41,018)	$ 652,821
Operating expenses:
Cost of goods sold	254	144,160	457,578	(41,018)	560,974
Selling, general and administrative	6,399	18,425	41,223	-	66,047
Depreciation	70	(4,717)	48,881	-	44,234
Amortization	182	-	1,254	-	1,436
Restructuring and impairment charges	-	10,034	17,628	-	27,662
Operating (loss) income	(6,905)	(38,301)	(2,326)	-	(47,532)

Other expense (income):
Interest expense, net	30,292	(26,219)	36,687	-	40,760
Amortization of deferred financing costs	1,613	-	-	-	1,613
Other, net	578,432	110,634	(675,956)	-	13,110
Equity (earnings) loss in subsidiaries	(536,588)	(646,472)	-	1,183,060	-
Income (loss) before income taxes	(80,654)	523,756	636,943	(1,183,060)	(103,015)
Income tax provision (benefit)	575	888	2,490	-	3,953
Income (loss) from continuing operations	(81,229)	522,868	634,453	(1,183,060)	(106,968)

Income from discontinued operations, net	-	13,720	12,019	-	25,739
Net (loss) income	$ (81,229)	$ 536,588	$ 646,472	$ (1,183,060)	$ (81,229)

Statement of Cash Flows for the year ending December 31, 2007

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash (used in) provided by operating activities	$ (48)	$ 21,768	$ 42,074	$ -	$ 63,794
Net cash (used in) provided by investing activities	-	(5,794)	(31,198)	-	(36,992)
Net cash (used in) provided by financing activities	-	(754)	-	-	(754)
Net change in cash and cash equivalents	(48)	15,220	10,876	-	26,048
Cash and cash equivalents, beginning of year	701	13,244	24,009	-	37,954
Cash and cash equivalents, end of year	$ 653	$ 28,464	$ 34,885	$ -	$ 64,002

Statement of Cash Flows for the year ending December 31, 2006

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$ 269	$ (45,486)	$ 43,379	$	$ (1,838)
Net cash provided by (used in) investing activities	-	308,660	(34,842)	-	273,818
Net cash (used in) provided by financing activities	-	(262,350)	(8,196)	-	(270,546)
Effect of exchange rate changes on cash and cash equivalents	-	-	597	-	597
Net change in cash and cash equivalents	269	824	938	-	2,031
Cash and cash equivalents, beginning of year	432	12,420	23,071	-	35,923
Cash and cash equivalents, end of year	$ 701	$ 13,244	$ 24,009	$ -	$ 37,954

Statement of Cash Flows for the year ending December 31, 2005

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$ 3,372	$ (65,754)	$ 74,028	$ -	$ 11,646
Net cash (used in) provided by investing activities	-	(1,787)	(83,235)	-	(85,022)
Net cash (used in) provided by financing activities	(2,950)	(295)	-	-	(3,245)
Effect of exchange rate changes on cash and cash equivalents	-	-	(347)	-	(347)
Net change in cash and cash equivalents	422	(67,836)	(9,554)	-	(76,968)
Cash and cash equivalents, beginning of year	10	80,256	32,625	-	112,891
Cash and cash equivalents, end of year	$ 432	$ 12,420	$ 23,071	$ -	$ 35,923

17.

Retirement Plans

The Company has a defined contribution retirement savings plan (the “Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service.  The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code.  The Company matches a percentage of the employees’ deferrals and may contribute an additional 1% of employees’ salaries to the Retirement Plan regardless of employee deferrals.  The Company may also elect to contribute an additional profit-sharing contribution to the Retirement Plan at the end of each year.  The Company’s contributions to the Retirement Plan were $474, $440 and $763 for the years ended December 31, 2007, 2006 and 2005, respectively.

18.

Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $3,397, $2,791 and $2,332 for the years ended December 31, 2007, 2006 and 2005, respectively.  Research and Development is included in the selling, general and administrative line item on the consolidated statements of operations.

19.

Related Party Transactions

Monitoring and Oversight Agreement

The Company entered into a ten-year monitoring and oversight agreement with an affiliate of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), which controls a majority of the voting stock of Group, effective as of January 31, 2003.  The monitoring and oversight agreement obligates the Company to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF.  The consolidated statements of operations include expense of $1,500 for each of the years ended December 31, 2007, 2006 and 2005.  The company made cash payments of $1,500, $750, and $3,625 to HMTF related to these expenses during the years ended December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, $1,500 is included in accrued and other liabilities for amounts due under this agreement.

Compensation of Directors

For the years 2007 and 2006 the Chairman of the Board received an annual fee of $120 and Directors (other than the Chairman) who are not executive officers received an annual fee of $30.  In addition, each Audit Committee and Compensation Committee member received an annual fee of $10, and the Chairman of the Audit Committee and Compensation Committee each received an additional fee of $5.  In addition, Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees and receive a per diem fee of $1 for additional time spent on the Company’s business.  In 2003, Group granted 55,000 stock options with an exercise price of $12.63 per share, which vest over a period of three years, to each of Mr. Steffen, Mr. McGinn, Mr. Vieser and Ms. Gulyas as compensation for their services as members of the Board.  In addition, in 2004, Mr. Steffen received 50,000 options with an exercise price of $12.63 per share, which vest over a period of 3 years for his service as Chairman of the Board.

Other

The Company has a receivable of $804 as of December 31, 2007 and 2006, from Group related to certain expenses paid by the Company for the benefit of Group.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, such disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  As of December 31, 2007, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework contained in the report titled  “Internal Control — Integrated Framework”  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.  Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Date: March 28, 2008

/s/ David M. Sindelar

David M. Sindelar

Chief Executive Officer

Date: March 28, 2008

/s/ Gerald G. Sax

Gerald G. Sax

Chief Financial Officer

Item 9B.

Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of each of the Directors and executive officers of Viasystems Group, Inc. (“Group”) and Viasystems, Inc. (“Viasystems” and together with Group the “Company”), followed by a description of their business experience during at least the past five years.  The positions held by the Directors and executive officers are with Group and Viasystems, unless indicated otherwise.  All executive officers are appointed by the Board of Directors of Group and Viasystems and serve at its pleasure.  There are no family relationships among any of the executive officers or Directors. Unless indicated otherwise, each of the Directors and executive officers is a U.S. citizen and the business address of each individual is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105.

Pursuant to the terms of that certain Stockholders Agreement dated January 31, 2003, the Board of Directors of Group and Viasystems will consist of at least nine members, including the Chief Executive Officer of the Company, five designees of affiliates of Hicks, Muse, Tate & Furst Incorporated (“HMTF”) and three designees of affiliates of GSCP (NJ), Inc. (“GSC”) and other non-HMTF stockholders of Group. See Item 13 "Certain Relationships and Related Transactions, and Director Independence - Stockholders Agreement."

Name	Age	Position
Non-Employee Directors Christopher J. Steffen (1) (2)*	66	Chairman
Jack D. Furst	49	Director
Edward Herring (1)	37	Director
Robert F. Cummings Jr. (2)	58	Director
Diane H. Gulyas (2)	51	Director
Robert A. Hamwee (1)	37	Director
Richard A. McGinn (1) (2)	61	Director
Richard W. Vieser (2)	80	Director
Executive Officers David M. Sindelar	50	Chief Executive Officer and Director
Timothy L. Conlon	56	President, Chief Operating Officer and Director
Gerald G. Sax	47	Senior Vice President and Chief Financial Officer
Joseph S. Catanzaro	55	Senior Vice President and Chief Compliance Officer
Stephen Wong	56	Vice President and General Manager of Printed Circuit Board Operations

(1)

Member of the Group and Viasystems Compensation Committee.

(2)

Member of the Group and Viasystems Audit Committee.

* Denoted financial expert of the Audit Committee and independent Director.

Christopher J. Steffen has been Chairman of the Board of Directors since December 2003 and a Director since October 2003.  Mr. Steffen acts as the financial expert on our Audit Committee and holds such position as an independent Director of the Company.  Mr. Steffen has been an advisor to Wall Street Management and Capital, Inc. since 2002.  Mr. Steffen currently serves as a Director of Accelrys, Inc.  He formerly served as Chairman of the Board of Directors of Veltri Metal Products, Director and Chairman of the Audit Committee of Seminis, Inc. and as a Director and Chairman of the Audit Committee of UCMS Pty.  From 1993 to 1996, Mr. Steffen served as the Vice Chairman and Director of Citicorp and its principal subsidiary, Citibank, N.A. In 1993, Mr. Steffen served as Senior Vice President and Chief Financial Officer of Eastman Kodak.  From 1989 to 1993, Mr. Steffen served as Executive Vice President and Chief Financial and Administrative Officer and Director of Honeywell, Inc.

Jack D. Furst was a Director of the Company from 1996 to February 2003 and resumed his position as a Director of the Company in February 2005.  Mr. Furst currently serves on the Boards of Directors of Home Interiors & Gifts, Inc. and Activant Solutions Inc.  Mr. Furst has been affiliated with HM Capital Partners, LLC (“HMC”) (formerly HMTF) since 1989, the year in which it was formed and currently serves as Senior Advisor.  Mr. Furst has over 20 years experience in leveraged acquisitions and private investments.  Mr. Furst is involved in all aspects of HMC’s business and has been actively involved in originating, structuring and monitoring HMC’s investments.  Prior to joining HMC, Mr. Furst served as a Vice President and subsequently a Partner of Hicks & Haas from 1987 to 1989.  From 1984 to 1986, Mr. Furst was a merger and acquisitions/corporate finance specialist for The First Boston Corporation in New York.  Before joining First Boston, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers.

Edward Herring was elected as a Director in August of 2006.  Mr. Herring currently serves as a Director of BlackBrush Energy, Capital for Kids and Swett and Crawford.  Mr. Herring is a Partner of HMC.    From 1996 to 1998, Mr. Herring attended Harvard Business School.  From 1993 to 1996 Mr. Herring was an investment banker with Goldman, Sachs & Co.

Robert F. Cummings, Jr. has been a Director since January 2003.  Mr. Cummings currently serves as Director of Corning, Inc., GSC Capital Corp., GSC Investment Corp., Precision Partners, Inc. and RR Donnelley & Sons Company.  Mr. Cummings joined GSC in 2002. Mr. Cummings is a Senior Managing Director and Chairman of the GSC Risk & Conflicts and Valuation Committees.  For the prior 28 years, Mr. Cummings was with Goldman, Sachs & Co., where he was a member of the Corporate Finance Department, advising corporate clients on financing, mergers and acquisitions and strategic financial issues.  Mr. Cummings was named a Partner of Goldman, Sachs & Co. in 1986.  He retired in 1998 and was retained as an Advisory Director by Goldman, Sachs & Co. to work with certain clients on a variety of banking matters.

Diane H. Gulyas has been a Director since January 2003.  Ms. Gulyas is Group Vice President – DuPont Performance Materials and has held such position since April 2006.  Prior to being appointed Group Vice President – DuPont Performance Materials, Ms. Gulyas was the Chief Marketing & Sales Officer of E.I. du Pont de Nemours and Company from April 2004 to April 2006.  Before being appointed Chief Marketing & Sales Officer, she was Group Vice President of DuPont Electronics and Communication Technologies, a position she had held from February 2002 until April 2004.  Prior to that appointment, Ms. Gulyas served as Vice President and General Manager of the DuPont Advanced Fibers Businesses.  Since 1978, Ms. Gulyas has held various positions with DuPont including Executive Assistant to the Chairman of the Board and Global Business Director.

Robert A. Hamwee has been a Director since January 2003.  Mr. Hamwee also currently serves as a Director of Dukes Place Holdings, L.P.  Mr. Hamwee is Chairman of the Board of Directors of APW Ltd. and Precision Partners, Inc.  Mr. Hamwee is co-President of GSC and is a member of the firm’s Management Committee. In addition, he is head of the Equity and Distressed Debt and Real Estate groups of GSC.  Mr. Hamwee was with Greenwich Street Capital Partners from 1994 to 1999.  Prior to that Mr. Hamwee was with The Blackstone Group from 1992 to 1994 where he worked on a wide range of assignments in the Restructuring and Merchant Banking departments.  In addition, while working with The Blackstone Group, Mr. Hamwee worked on a wide range of assignments in the mergers and acquisitions and restructuring departments.

Richard A. McGinn has been a Director since January 2003.  Mr. McGinn is currently a Director of American Express Company.  Mr. McGinn has been a General Partner at RRE Ventures (a private company that invests in entrepreneurial information technology companies) since August 2001. From 1997 to October 2000, Mr. McGinn served as Chief Executive Officer of Lucent Technologies, Inc.  From 1996 to 1997, Mr. McGinn served as President of Lucent Technologies, Inc.

Richard W. Vieser has been a Director since 1997.  Mr. Vieser currently serves as Chairman Emeritus of Varian Medical Systems.  Mr. Vieser is the retired Chairman of the Board of Varian Medical Systems where he served from April 1999 to February 2003.  From June 1985 to December 1989, Mr. Vieser served as Chairman of the Board and Chief Executive Officer of FL Industries, Inc.  From September 1986 to December 1989, Mr. Vieser served as Chairman of the Board and Chief Executive Officer of FL Aerospace.  From March 1987 to December 1989, Mr. Vieser served as Chairman, President and Chief Executive Officer of Lear Siegler, Inc.  From April 1984 through June 1985, he served as President and Chief Operating Officer of McGraw-Edison Company.

David M. Sindelar has been a Director since August 2001 and Chief Executive Officer of the Company since July 2001.  He also served as our Senior Vice President and Chief Financial Officer from January 1997 through June 2001.  Mr. Sindelar was Chief Executive Officer of International Wire Group, Inc. (a designer, manufacturer and marketer of bare and tin-plated copper wire and insulated copper wire) from July 2001 to September 2003, which filed for protection under chapter 11 of the United States Bankruptcy Code on March 24, 2004.  Mr. Sindelar sits on the Board of Trustees of Saint Louis University and is Chairman of the Board of St. Anthony’s Medical Center.

Timothy L. Conlon has been a Director, President and Chief Operating Officer of the Company since October 1998.  Prior to joining the Company, Mr. Conlon was employed as President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998.  Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly-owned subsidiary of Berg

Electronics Corp., from October 1993 through January 1997.  Mr. Conlon is on the Board of Directors of Maryville University.

Gerald G. Sax has been the Senior Vice President and Chief Financial Officer of the Company since August 2005.  Mr. Sax served as Senior Vice President-Supply Chain from February 2003 to August 2005.  He also served as our Senior Vice President-Europe from July 1999 to January 2003.  Mr. Sax joined us in November 1998 in the position of Vice President-Corporate Controller.  Prior to joining us, Mr. Sax was Vice President-Corporate Controller for Berg Electronics Corp. from September 1995 to October 1998.

Joseph S. Catanzaro has been the Senior Vice President and Chief Compliance Officer of the Company since August 2005.  Prior to August 2005, Mr. Catanzaro was Senior Vice President and Chief Financial Officer since September 2001.  He also served as Senior Vice President-Finance of Group from June 1999 to September 2001.  Mr. Catanzaro joined us in October 1998 in the position of Vice President of Business Services.  Prior to joining us, Mr. Catanzaro was Vice President of Finance of Berg Electronics Corp. from April 1993 to October 1998.

Stephen Wong has been Vice President and General Manager of our Printed Circuit Board operations, since 2001.  From 1997 to 2001, Mr. Wong was the Vice President, Operations of our Asia Pacific manufacturing region.  From 1992 to 1997, Mr. Wong was the Vice President of Manufacturing of AST Research (Far East) Limited, a subsidiary of AST Corporation, USA.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer and other senior financial and accounting employees, management and procurement personnel.  A copy of the Code of Ethics has been filed with the SEC as an exhibit to the Viasystems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors of Viasystems Group, Inc. (“Group”) and Viasystems, Inc. (“Viasystems” and together with Group, the “Company”) administers our executive compensation program.  The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our equity-based plan, and review and approve annually all compensation decisions relating to our senior executive officers.

The compensation programs are designed to remunerate our executives and are intended to provide incentive to our executives and other employees to maximize stakeholder value, which in turn affects the overall compensation earned by our management.

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

Presently, the total compensation of our executive officers is comprised of any or all of the following: (i) base salary, (ii) cash-based incentive compensation under our annual incentive compensation plan, (iii) cash bonus awards given at the discretion of the Compensation Committee and (iv) long-term equity-based incentives in the form of stock options of Group.  In determining specific components of compensation, the Compensation Committee considers each executive’s historical individual performance, the Company’s overall performance, the level of responsibility managed by each executive, the skills and experience of each executive, and other performance-based measures.  The Compensation Committee reviews and approves all elements of compensation for each of Messrs. Sindelar, Conlon, Sax, Catanzaro and Wong (collectively, the “Named Executive Officers”), taking into consideration the Company’s performance for each respective internal organization for which the executive is responsible, as well as information regarding compensation levels for senior executives at similarly situated companies described below.  Our Chief Executive Officer also makes compensation recommendations to the Compensation Committee on all Named Executive Officers (other than himself, as his performance is reviewed by the Compensation Committee) based on information he gathers including industry resources, benchmark data and other peer compensation information in response to requests from the Compensation Committee.  The Compensation Committee has the ability to have an outside consultant if and when it believes it would be effective to do so.  Notwithstanding the input from our Chief Executive Officer and his recommendations, the Compensation Committee ultimately determines the compensation of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and the other Named Executive Officers during meetings in executive session without any members of the Company’s management present.

The Compensation Committee has implemented and intends to maintain compensation plans that tie a substantial portion of the executives’ overall compensation in the form of incentive compensation to key financial and operational goals.  The Compensation Committee measures the Company’s performance primarily through our operating income.  The Compensation Committee uses the non-GAAP financial measurement of “adjusted EBITDA” as its primary quantitative measurement of the Company’s performance.  The Compensation Committee establishes individual executive compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development, operating in similar markets, taking into account the Company’s performance and strategic goals.  In order to benchmark the compensation paid to our Named Executive Officers, in 2007 the Compensation Committee reviewed a compensation study for senior executives of similarly situated companies prepared by Lockton Companies, LLC (“Lockton”), which included an analysis of our peer group companies’ senior executive compensation (the “Comparison Group”).  After having reviewed the Lockton survey, the Compensation Committee determined that the overall compensation paid to each of our Named Executive Officers is adequate and within the median range of the senior executives of companies in the Comparison Group.  In addition, while the Compensation Committee determined the overall senior executive compensation packages are adequate as compared with the Company’s peers, the Committee recognized that the long-term incentive awards granted to all of our Named Executive Officers is below the median range.  With these and other data points, the Compensation Committee will continue to review periodically all of our compensation policies, including policies and strategy relating to executive recruitment, retention and compensation, as well as the appropriate mix of base salary, cash-based incentive compensation and long-term incentive compensation for our senior executives.  The Compensation Committee anticipates that it will continue to make adjustments in the compensation structure for our Named Executive Officers and other senior executives in the future to adjust as necessary with the ever-changing global economy.

Below is a list of the Companies that are in the Comparison Group.

A O Smith Corp	MEMC Electronic Materials, Inc.
Altera Corp	Merix Corp.
Amphensol Corp /DE/	Molex, Inc.
Axcelis Technologies, Inc.	National Semiconductor Corp.
Benchmark Electronics, Inc.	Network Appliance, Inc.
Brady Corp.	ON Semiconductor Corp.
Celestica, Inc.	Plexus Corp.
Cypress Semiconductor Corp /DE?	Sandisk Corp.
DDI Corp.	Sanmina-SCI Corp.
Flextronics International, Ltd.	TTM Technologies, Inc.
Gentek, Inc.	Utstarcom, Inc.
International Rectifier Corp. /DE/	Varian Medical Systems, Inc.
Jabil Circuit, Inc.	Vishay Intertechnology, Inc.
LSI Logic Corp.	Xilinx, Inc.

The Compensation Committee regards compensation of the Chief Executive Officer to be among its most important responsibilities.  The Compensation Committee believes that the Chief Executive Officer should be properly incentivized and properly rewarded for the performance of his duties.  The Compensation Committee provides incentives in the form of cash-based bonus opportunities as well as long term compensation in the form of stock options to the Chief Executive Officer to lead the business in a direction that will maximize the value of the enterprise.  In order to properly incent the Company’s Chief Executive Officer to drive the Company to reach its financial goals, the Compensation Committee has determined that the incentives provided to him should be heavily weighted in the form of nonequity, cash-based incentive opportunities conditioned upon the achievement of the Company’s financial performance as measured by adjusted EBITDA and certain other defined management by objective goals.

Based on the policies and strategies set by the Compensation Committee, our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Vice President of Human Resources set salaries and incentive compensation opportunities for the respective employees who report to them.  Our Chief Executive Officer submits recommendations to the Compensation Committee with respect to stock option awards for all of our employees at all levels of the Company.

Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and noncash compensation, or among different forms of compensation.  This is due to the Compensation Committee’s desire to maintain flexibility to tailor executive compensation and to attract and retain top-flight executives.

Elements of Compensation

Our executive compensation consists of the following elements:

Base Salary.  Base salaries for our executives are generally established after consideration of the following criteria: (i) the scope of their responsibilities, (ii) level of experience and individual performance, (iii) external competitiveness, and (iv) internal fairness considerations.  The goal for the base salary component of our executives is to compensate them at a level that approximates the median salaries of individuals in comparable positions at companies in the Comparison Group.  Base salaries of our Named Executive Officers are reviewed annually by the Compensation Committee and may be adjusted from time to time at the Compensation Committee’s discretion.

Annual Incentive Compensation Plan.  Each year the Compensation Committee establishes measurement criteria for our incentive compensation plan to promote the achievement of our financial performance objectives.  The incentive compensation plan is designed to motivate our executives toward the achievement of individual and business unit performance objectives.  The Compensation Committee primarily uses the Company’s total aggregate adjusted EBITDA to measure the Company’s performance when determining management’s incentive compensation because, in the view of the Compensation Committee, adjusted EBITDA facilitates performance comparisons from period to period and company to company by backing out certain nonrecurring expenses and other potential differences caused by variations in capital structures, the book amortization of intangibles, taxes, the age and book value of facilities and equipment, and certain noncash or nonoperating changes in the Company’s performance.  Adjusted EBITDA, measured by the Compensation Committee, is not a recognized financial measure under U.S. GAAP and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is used by the Compensation Committee as a tool to enhance its understanding of our operating results and is not intended to represent cash flow or results of operations.  The Compensation Committee recognizes that adjusted EBITDA has certain material limitations, primarily due to the exclusion of certain amounts that are material to our consolidated results of operations.  In addition, the Compensation Committee recognizes that adjusted EBITDA, as measured by the Compensation Committee, may differ from the adjusted EBITDA calculation of other companies in our industry, limiting its usefulness as a comparative measure.

Target incentive compensation opportunities for each participant (“Management”) in the annual incentive compensation plan are established as a percentage of each individual’s base salary. Incentive compensation amounts are intended to provide total cash compensation that approximates the median for individuals in comparable positions at companies in the Comparison Group when assuming that the Company’s target performance is achieved.  In addition, at the beginning of each year, the Compensation Committee carefully chooses, at its discretion, the leaders of Management of the Company (the “Company Leaders”) who are eligible for bonuses in excess of 100% of their target incentive compensation opportunity, up to a maximum of 200% of each individual’s target incentive compensation opportunity.  Historically such group of less than 40 Company Leaders has included those individuals who the Compensation Committee believes can affect the overall performance of the Company as functional, manufacturing facility or regional leaders within the Company.  The Company Leaders have also historically included the Named Executive Officers.

In addition, the Compensation Committee also sets definitive nonquantitative management by objective goals for a group (“MBO”) of less than 10 of our most senior Company Leaders selected by the Compensation Committee, at its discretion, which group has historically included the Named Executive Officers (collectively the “Executive Team”).  In order to achieve 100% of their respective incentive compensation opportunity, each member of our Executive Team must produce results for the Company that meet or exceed the adjusted EBITDA target set by the Compensation Committee, and in the opinion of the Compensation Committee, meet the respective nonquantitative MBO goals assigned to each member of the Executive Team by the Compensation Committee.  In 2007, 15% of each member of the Executive Team’s cash-based incentive compensation opportunity was awarded based on the determination of the Compensation Committee that each member of the Executive Team achieved the established MBO goals, and 85% was awarded based on the Company’s financial performance as compared to the adjusted EBITDA target set by the Compensation Committee.

The table below provides in tabular format the various facets of the Company’s Annual Incentive Compensation Plan and the individuals or groups of individuals who are eligible to receive each respective bonus opportunity by category.

At the beginning of 2007, the Compensation Committee established the quantitative measurement of the Company’s performance to be an adjusted EBITDA target of $95.0 million, after assuming a 100% payout of each individual’s incentive compensation opportunity.  In addition, in accordance with past practice, in early 2007, the Compensation Committee set other nonquantitative definitive MBO goals for the Executive Team.  The Compensation Committee created a formula for a graduated scale of the projected incentive payments that would be made to the incentive compensation plan participants based on the adjusted EBITDA target that was achieved.  The graduated scale, as set out below, developed by the Compensation Committee, is a mathematical equation that allows the Compensation Committee to calculate the incentive compensation that is to be paid pursuant to the Company’s incentive compensation plan as a function of adjusted EBITDA.  The adjusted EBITDA targets in 2007 were set by the Compensation Committee at an aggressive growth level but a level in line with our annual plan.

The following table demonstrates the potential percentage of the incentive compensation opportunity that each member of each respective group would have been paid at certain adjusted EBITDA levels achieved by the Company as provided for in the Company’s 2007 Incentive Compensation Plan.

Adjusted EBITDA Performance ($ in millions)	% of Adjusted EBITDA Target Achieved	Management Bonus	Company Leaders Bonus	Executive Team Bonus	Executive Team Bonus Based on MBO Goals
$ 85.50	90%	50%	50%	42.50%	7.50%
90.25	95	75	75	63.75	11.25
95.00	100	100	100	85.00	15.00
99.75	105	100	125	106.25	18.75
104.50	110	100	150	127.50	22.50
109.25	115	100	175	148.75	26.25
114.00	120	100	200	170.00	30.00

During its February 2008 meeting, the Compensation Committee determined that each member of the Executive Team had successfully achieved the nonquantitative MBO goals presented to them at the beginning of the year 2007.  However, the Company was not able to reach the stated target of $95.0 million of adjusted EBITDA.  The Company’s 2007 adjusted EBITDA of $87.9 million for the year 2007 was calculated after taking into account the total amount paid under the Company’s 2007 Annual Incentive Compensation Plan.  By applying the incentive compensation formula to determine the incentive compensation to be paid out in 2007, based solely on the Company’s adjusted EBITDA performance for the full year 2007 and the determination that the Executive Team met all of their MBO goals, the bonus payable to each participant in the incentive compensation plan was determined to be 70%.

Discretionary Bonus.  Pursuant to the terms of our annual incentive compensation plan, the Compensation Committee also has the authority to grant discretionary-based awards or adjust the bonus set forth above downward for one or a group of employees based on criteria set at the Compensation Committee’s discretion.

Based on the overall performance of the Company in 2007 in an unpredictable and somewhat volatile market, the Compensation Committee unanimously voted to use its discretion as allowed under the Company’s compensation plan and awarded certain of the participants, including all the members of the Executive Team and Company Leaders, in the Company’s annual incentive compensation plan an additional 20% of each such individual’s incentive compensation opportunity for the year 2007.  Therefore certain participants in the Company’s annual incentive compensation plan were awarded a total of 90% of each individual’s respective incentive compensation opportunity.

Stock Options.  Our Compensation Committee oversees the administration of Group’s 2003 Stock Option Plan.  Historically, our Board and Compensation Committee have made stock option grants at a qualifying employee’s commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special recruiting or retention objectives.  Although the Compensation Committee has the authority to grant restricted stock and stock appreciation rights under our 2003 Stock Option Plan, to date the Compensation Committee has elected only to grant awards of stock options to our employees.  In making awards of stock options, the Compensation Committee has historically considered the recommendations of the Company’s Chief Executive Officer.

Most of the stock options issued to our Named Executive Officers were issued at the time the 2003 Stock Option Plan was adopted by our full Board of Directors, when the Company emerged from bankruptcy on January 31, 2003.  As of January 31, 2003, Group’s common stock was valued at $12.63 per share.  Since 2003, because there is no active market in our common stock, all subsequent issuances of options under the 2003 Stock Option Plan have been issued at the exercise price of $12.63, which the Company and the Compensation Committee believe is above the price that the common stock of Group has been privately traded since January 2003.

The Compensation Committee expects to continue to use stock options as our primary long-term incentive vehicle because:

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

In determining the number of stock options to be granted to executives, the Compensation Committee takes into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, and the value of the stock options in relation to other elements of the individual executives’ total compensation.

Stock option holders recognize taxable income from stock option awards when a vested option is exercised.  Group would generally receive a corresponding tax deduction for compensation expense in the year of exercise.  The amount included in the employee’s wages and the amount Group may deduct is equal to the common stock price when the stock options are exercised less the exercise price multiplied by the number of stock options exercised.  Group does not pay or reimburse any employee for any taxes due upon exercise of a stock option.  Presently, approximately 99% of the available pool of stock options awarded under Group’s 2003 Stock Option Plan have been granted.  The Compensation Committee may consider amending Group’s 2003 Stock Option Plan in the future to allow for additional grants as such may become necessary.

Other Benefits

General Benefits.  All of our executives are eligible to participate in all of our applicable local employee benefit plans offered by the Company in each respective region, such as medical, dental, vision, long- and short-term disability, and life insurance, in each case on the same basis as our other employees.  We also offer to Management, including our Named Executive Officers, additional perquisites and benefits, such as club dues, paid transportation and parking costs reflected in the All Other Compensation Table on page 93.  Each of the employment contracts with Messrs. Sindelar, Conlon, Sax and Catanzaro contain provisions that require the Company to pay all medical expenses for them for the remainder of their lifetime and the lifetime of their spouse under certain conditions contained in their respective contracts.  The Compensation Committee believes these benefits and perquisites are reasonable and consistent with our overall compensation program to better enable our Company to attract and retain executive talent to key positions.

401(k) Defined Contribution Plan.  All domestic employees may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan.  All eligible full-time and part-time employees who meet certain age and service requirements may participate.  The Company makes matching contributions to the 401(k) Plan equal to 50% of the first 6% each participating employee’s contribution, up to the lesser of 3% of each participants’ annual eligible compensation or, for 2007, $6,750. In 2007, all of our Named Executives Officers, except for Stephen Wong, participated in the Company’s 401(k) Plan.

2007 Executive Base Salary and Incentive Compensation Determinations

David M. Sindelar

Mr. Sindelar’s employment agreement with the Company was entered into in conjunction with the Company’s emergence from Bankruptcy and provides for a base salary of not lower than $920,000 and certain other benefits and incentive opportunities.  In structuring and reviewing the Chief Executive Officer’s compensation for 2007, the Compensation Committee considered the Company’s financial performance in fiscal years 2005 and 2006, the total compensation package and value of incentive awards to Chief Executive Officers at similarly situated companies, and Mr. Sindelar’s performance during his tenure with the Company.

For calendar year 2007, Mr. Sindelar received a base salary of $953,994 (which included a car allowance) and received an annual incentive compensation plan award of $828,000, paid in February 2008.  Mr. Sindelar’s base salary did not increase in 2007.  Under our annual incentive compensation plan, Mr. Sindelar’s cash-based incentive award opportunity was set at 100% of his base salary.  Based on the determination by the Compensation Committee that Mr. Sindelar lead the Executive Team and the Company to accomplish all of the nonquantitative MBO goals set by the Compensation Committee for 2007 and based on the Company’s adjusted EBITDA performance for 2007 and the judgment of the Compensation Committee, Mr. Sindelar, as well as all other participants in the annual incentive compensation plan, received 90% of his incentive compensation opportunity as a cash-based incentive award for 2007.  The Compensation Committee had previously granted Mr. Sindelar 420,000 stock options and therefore determined that no additional stock options should be granted to Mr. Sindelar in 2007.

Timothy L. Conlon

Mr. Conlon’s employment agreement with the Company was entered into in conjunction with the Company’s emergence from Bankruptcy and provides for a base salary of not lower than $550,000 and certain other benefits and incentive opportunities.  The Compensation Committee reviewed the compensation data for Presidents and Chief Operating Officers of similarly situated companies to determine Mr. Conlon’s compensation package for 2007.  Under our annual incentive compensation plan, Mr. Conlon’s cash-based incentive compensation opportunity was set at 100% of his base salary.  In 2007, Mr. Conlon received a salary of $572,663 (which included a car allowance) and earned incentive compensation of $495,000 paid in February 2008.  In the spring of 2007, Mr. Conlon relocated his residence to Hong Kong as an expatriate of the United States, to assist in leading the Company’s China operations, sales and finance teams.  Because Mr. Conlon moved his residence to Hong Kong, the perquisites granted to Mr. Conlon increased and, therefore, his total compensation increased in 2007 to account for the additional expenses necessary for Mr. Conlon and his wife to take residence in Hong Kong.  Except for the payment of expenses related to his expatriate services to the Company, Mr. Conlon’s compensation did not increase in 2007.  As with all participants of the Company’s annual incentive compensation plan, 90% of Mr. Conlon’s incentive compensation opportunity was granted based on the judgment and determination by the Compensation Committee that the Executive Team achieved all of the nonquantitative MBO goals set at the beginning of 2007 and the Company’s adjusted EBITDA performance for the fiscal year.  The Compensation Committee had previously granted Mr. Conlon 400,000 stock options and determined that no additional stock options should be granted to Mr. Conlon in 2007.

Gerald G. Sax

Mr. Sax’s employment agreement with the Company provides for a base salary of not less than $360,000.  The Compensation Committee reviewed compensation data for Chief Financial Officers of similarly situated companies to determine Mr. Sax’s base compensation package.  Under our annual incentive compensation plan, Mr. Sax’s cash-based incentive compensation opportunity was set at 65% of his base salary.  In 2007, Mr. Sax received a salary of $377,895 (which included a car allowance and gross-ups for medical claims) and incentive compensation of $210,600 paid in February 2008.  As with all participants of the Company’s annual incentive compensation plan, 90% of Mr. Sax’s incentive compensation opportunity was granted based on the judgment and determination by the Compensation Committee that the Executive Team achieved all of the nonquantitative MBO goals set at the beginning of 2007 and the Company’s adjusted EBITDA performance for the fiscal year. Mr. Sax’s salary did not increase in 2007.  The Compensation Committee had previously granted Mr. Sax 200,000 stock options and determined that no additional stock options should be granted to Mr. Sax in 2007.

Joseph S. Catanzaro

Mr. Catanzaro’s employment agreement with the Company was entered into in conjunction with the Company’s emergence from Bankruptcy and provides for a salary of not less than $257,000.  The Compensation Committee reviewed the compensation data for Chief Compliance Officers for similarly situated companies to determine Mr. Catanzaro’s compensation package for 2007.  Under our annual incentive compensation plan, Mr. Catanzaro’s cash-based incentive compensation opportunity was set at 65% of his base salary.  For calendar year 2007, Mr. Catanzaro received a salary of $302,983 (which included a car allowance and gross-ups for medical claims) and incentive compensation of $157,950 paid in February 2008.  As with all participants of the Company’s annual incentive compensation plan, 90% of Mr. Catanzaro’s incentive compensation opportunity was granted based on the judgment and determination by the Compensation Committee that the Executive Team achieved all of the nonquantitative MBO goals set at the beginning of 2007 and the Company’s adjusted EBITDA performance for the fiscal year.  The Compensation Committee had previously granted Mr. Catanzaro 160,000 stock options and determined that no additional stock options should be granted to Mr. Catanzaro in 2007.  Mr. Catanzaro’s base salary did not increase in 2007.

Stephen Wong

The Compensation Committee reviewed the compensation data for General Managers for similarly situated companies in and around the Asia Pacific region to determine Mr. Wong’s compensation package for 2007.  Under our annual incentive compensation plan, Mr. Wong’s cash-based incentive award opportunity was set at 40% of his base salary.  For calendar year 2007, Mr. Wong received a base salary of $433,434 and received incentive compensation of $156,000 paid in February 2008.  Mr. Wong’s base salary increased from $408,162 to $433,434 in 2007.  As with all participants of the Company’s annual incentive compensation plan, 90% of Mr. Wong’s incentive compensation opportunity was granted based on the judgment and determination by the Compensation Committee that the Executive Team achieved all of the nonquantitative MBO goals set at the beginning of 2007 and the Company’s adjusted EBITDA performance for the fiscal year.  The Compensation Committee has previously granted Mr. Wong 30,000 stock options, and in February 2007 the Compensation Committee granted Mr. Wong an additional 10,000 stock options at an exercise price of $12.63, giving Mr. Wong a total of 40,000 stock options at an exercise price of $12.63 each.

Summary Compensation

The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2007 and 2006, by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for such fiscal year.

SUMMARY COMPENSATION TABLE
Name of Participant, Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards(1)	Nonequity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All other Compensation	Total

David M. Sindelar, Chief Executive Officer	2007 2006	$953,994(2) 953,994(2)	$ 184,000(3) -	$ - -	$ 85,122 167,875	$ 644,000(4) 1,058,000(5)	$ 6,750(6) 6,600(6)	$ 56,077(8)(9) 46,364(7)(8)	$ 1,929,993 2,232,833

Timothy L. Conlon, President and Chief Operating Officer	2007 2006	$572,663(2) 572,663(2)	$ 110,000(3) -	$ - -	$ 85,122 164,221	$ 385,000(4) 632,500(5)	$ 6,750(6) 6,600(6)	$ 465,962(8) (10)(11)(12)(13)(14) 33,480(8)(9)(12)	$ 1,624,210 1,409,464

Gerald G. Sax, Sr. Vice President and Chief Financial Officer	2007 2006	$377,895(2)(15) 379,810(2)(15)	$ 46,800(3) 20,000(16)	$ - -	$ 188,283 169,325	$ 163,800(4) 269,100(5)	$ 6,750(6) 6,600(6)	$ 17,369 (8)(9) 15,534(8)	$ 799,532 860,369

Stephen Wong, Vice President and General Manager PCB Operations	2007 2006	$433,434 408,162	$ 34,760(3) -	$ - -	$ 33,680 4,908	$ 121,240(4) 171,473(5)	$ - -	$ 32,647(7)(17)(18) 34,022(17)(18)	$ 655,761 618,565

Joseph S. Catanzaro, Sr. Vice President and Chief Compliance Officer	2007 2006	$302,983(2)(15) 285,094(2)(15)	$ 35,100(3) -	$ - -	$ 12,161 42,249	$ 122,850(4) 201,825(5)	$ 6,750(6) 5,754(6)	$ - -	$ 479,844 534,922

(1)

Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation method.

(2)

Includes a car allowance.

(3)

Includes discretionary bonus award paid in 2008 for incentive compensation earned in 2007.

(4)

Includes bonus paid in 2008 for incentive compensation earned in 2007 under the Company’s annual incentive compensation plan.

(5)

Includes bonus paid in 2007 for incentive compensation earned in 2006 under the Company’s annual incentive compensation plan.

(6)

Matching contributions made by the Company pursuant to the Company’s 401(k) Plan.

(7)

All or a substantial portion of the perquisite are paid in Hong Kong dollars at the exchange rate of $7.8 HK to $1 U.S.

(8)

Includes club dues, financial consulting services, and supplemental life insurance premiums.

(9)

Includes designation of charitable donations by the Company.

(10)

Includes $69,516 expenses for a car, driver and parking in Hong Kong.

(11)

Includes $257,118 of expenses related to the relocation to Hong Kong, housing, additional living expenses, and expenses related to domestic services provided in the United States and in Hong Kong.

(12)

Includes tickets to sporting events and spouse tag-along travel expense.

(13)

Includes additional electronic equipment for home in Hong Kong.

(14)

Includes supplemental medical and dental expenses for insurance in Hong Kong.

(15)

Includes medical claims grossed up for tax purposes.

(16)

Discretionary bonus paid in connection with the sale of our wire harness business.

(17)

Includes life insurance premiums.

(18)

Includes $30,612 retirement matching under Hong Kong retirement plan.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2007, to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for such fiscal year.

Grants of Plan Based Awards For Fiscal Year-Ended 2007
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold ($)	Target ($)	Maximum ($)
David M. Sindelar	-	460,000	920,000	1,840,000	-	-	-	-	-	-	-
Timothy L. Conlon	-	275,000	550,000	1,100,000	-	-	-	-	-	-	-
Gerald G. Sax	-	117,000	234,000	486,000	-	-	-	-	-	-	-
Stephen Wong	-	86,600	173,200	346,400	-	-	-	-	10,000	$12.63	$7.34
Joseph S. Catanzaro	-	87,750	175,500	351,000	-	-	-	-	-	-	-

(1)       Pursuant to our 2007 incentive compensation plan.

(2)       The fair market value of Group’s common stock is below the stock option price of $12.63 per share.

(3)       Options to purchase shares of Group’s Common Stock.

(4)       Fair value as determined under the Black-Scholes method.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

David M. Sindelar

Mr. Sindelar entered into an amended and restated executive employment agreement with the Company and certain of its subsidiaries as of October 13, 2003, as amended.  Pursuant to his employment agreement, Mr. Sindelar will serve as Chief Executive Officer of the Company through January 31, 2009, unless terminated earlier by the Company or Mr. Sindelar.  In the event the agreement is not terminated by either Mr. Sindelar or the Company before the expiration of the term of the agreement, the agreement will automatically renew for an additional year.  Mr. Sindelar is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall management of the Company and its subsidiaries.  Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $920,000, subject to upward adjustment, and additional compensation that may be used by Mr. Sindelar to own and maintain an automobile, as well as those other benefits customarily accorded the executives of the Company as long as the executive employment agreement is in force.  In addition, Mr. Sindelar is eligible to receive an annual cash-based incentive compensation opportunity of up to 200% of his annual base salary, in an amount determined in accordance with our annual incentive compensation plan (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

Mr. Sindelar's executive employment agreement also provides that if Mr. Sindelar's employment is terminated without cause (as such term is defined in his employment agreement), Mr. Sindelar will continue to receive his then current salary, which shall not be less than $920,000, together with his annual bonus amount, for a period of 18 months following such termination.  The executive employment agreement terminates upon Mr. Sindelar's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any 100 working days out of a twelve-month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary, together with his annual bonus amount, for a period of 18 months, in addition to benefits otherwise specifically provided for.  The agreement also provides medical benefits for Mr. Sindelar’s and his spouse's lifetime.

Timothy L. Conlon

Mr. Conlon entered into an amended and restated executive employment agreement with the Company and certain of its subsidiaries as of January 31, 2003.  Pursuant to his employment agreement, Mr. Conlon will serve as President and Chief Operating Officer of the Company through January 31, 2009, unless terminated earlier by the Company or Mr. Conlon.  In the event the agreement is not terminated by either Mr. Conlon or the Company before the expiration of the term of the agreement, the agreement will automatically renew for an additional year.  Mr. Conlon is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of the Company.

The compensation provided to Mr. Conlon under his executive employment agreement includes an annual base salary of not less than $550,000, subject to upward adjustment, and additional compensation that may be used by Mr. Conlon to own and maintain an automobile, as well as those other benefits granted to Mr. Conlon for his expatriate service to the Company during his assignment to reside in Hong Kong, and other benefits customary accorded to executives of the Company as long as the executive employment agreement is in force.  In addition, Mr. Conlon is eligible to receive an annual cash-based incentive compensation opportunity of up to 200% of his annual base salary, in an amount determined in accordance with our annual incentive compensation plan (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

Mr. Conlon's executive employment agreement also provides that if Mr. Conlon's employment is terminated without cause, Mr. Conlon will continue to receive his then current salary, which shall not be less than $550,000, for a period of 18 months following such termination.  The executive employment agreement terminates upon Mr. Conlon's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any 100 working days out of a twelve-month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for.  The agreement also provides medical benefits for Mr. Conlon’s and his spouse's lifetime.

As of March 1, 2007, the Company assigned Mr. Conlon to work in the Company’s Hong Kong office and to take residence in Hong Kong.  The Company has agreed to pay for Mr. Conlon’s expatriate expenses including tax gross-ups and equalization, expenses for living quarters and other related expenses.

Gerald G. Sax

Mr. Sax entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of August 15, 2005.  Pursuant to his employment agreement, Mr. Sax will serve as Senior Vice President and Chief Financial Officer of Group until his death or termination of employment.  Mr. Sax is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Sax under his executive employment agreement includes an annual base salary of not less than $360,000, and additional compensation that may be used by Mr. Sax to own and maintain an automobile, as well as those other benefits customarily accorded the executives of the Company as long as the executive employment agreement is in force.  In addition, Mr. Sax is eligible to receive an annual cash-based incentive compensation opportunity of up to 130% of his annual base salary in an amount determined in accordance with our annual incentive compensation plan (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

Mr. Sax’s employment agreement also provides that if Mr. Sax’s employment is terminated without cause, Mr. Sax will continue to receive his then current salary, which shall not be less than $360,000, for a period of 18 months following such termination and a payment of 65% of his annual salary in lieu of annual incentive compensation.  The executive employment agreement terminates upon Mr. Sax’s death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any 100 working days out of a twelve-month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for.  The agreement also provides medical benefits for Mr. Sax’s and his spouse’s lifetime.

Joseph S. Catanzaro

Mr. Catanzaro entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of January 31, 2003.  Pursuant to his employment agreement, Mr. Catanzaro will serve as Chief Compliance Officer of Group until his death or termination of employment.  Mr. Catanzaro is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group.

The compensation provided to Mr. Catanzaro under his executive employment agreement includes an annual base salary of not less that $257,000, and additional compensation that may be used by Mr. Catanzaro to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force.  In addition, Mr. Catanzaro is eligible to receive an annual cash-based incentive compensation opportunity of up to 130% of his annual base salary, in an amount determined in accordance with our annual incentive compensation plan (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

Mr. Catanzaro’s employment agreement also provides that if Mr. Catanzaro’s employment is terminated without cause, Mr. Catanzaro will continue to receive his then current salary, which shall not be less than $257,000, for a period of 18 months following such termination.  The executive employment agreement terminates upon Mr. Catanzaro’s death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any 100 working days out of a twelve-month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for.  The agreement also provides medical benefits for Mr. Catanzaro and his spouse’s lifetime, if Mr. Catanzaro’s employment is terminated without cause after a change of control of the Company.

Stephen Wong

Mr. Wong has an employment arrangement with the Company that provides for three months pay of his current salary in the event of termination of his employment for any reason.  In addition, Mr. Wong is eligible to receive an annual cash-based incentive compensation opportunity of up to 80% (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year) of his annual base salary, in an amount determined in accordance with our annual incentive compensation plan.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Viasystems, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD OF VIASYSTEMS, INC.

/s/ Richard A. McGinn

Richard A. McGinn

Chairman of the Compensation Committee

/s/ Christopher J. Steffen

Christopher J. Steffen

Member of the Compensation Committee

/s/ Robert A. Hamwee

Robert A. Hamwee

Member of the Compensation Committee

/s/ Edward Herring

Edward Herring

Member of the Compensation Committee

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007, with respect to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for such fiscal year.

Outstanding Equity Awards at Fiscal Year-Ended 2007
Option Awards
Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying	Option Exercise Price ($)	Option Expiration Date
	Exercisable (1)	Unexercisable (#)	Unexercised Unearned Options (#)
David M. Sindelar	350,000 70,000	- -	-	12.63 12.63	1/31/2013 8/17/2014
Timothy L. Conlon	330,000 70,000	- -	-	12.63 12.63	1/31/2013 8/17/2014
Gerald G. Sax	60,000 15,000 83,333	- - 41,667	-	12.63 12.63 12.63	1/31/2013 8/17/2014 8/08/2015
Joseph S. Catanzaro	150,000 10,000	- -	-	12.63 12.63	1/31/2013 8/17/2014
Stephen Wong	30,000 3,333	- 6,667	-	12.63 12.63	1/31/2013 2/06/2017
(1) All options have a vesting schedule of (i) 33% on the date of grant (ii) 33% two years following the date of grant and (iii) 33% three years after the date of grant.

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any stock options or similar awards during fiscal year 2007.  The following table sets forth certain information with respect to stock option vesting during the fiscal year ended December 31, 2007, with respect to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for such fiscal year.

Option Exercises and Stock Vested
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
David M. Sindelar	-	-	420,000	-
Timothy L. Conlon	-	-	400,000	-
Gerald G. Sax	-	-	158,333	-
Joseph S. Catanzaro	-	-	160,000	-
Stephen Wong	-	-	33,333	-

Pension Benefits

None of our Named Executive Officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation

We do not have any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

Our Company has entered into employment agreements with Messrs. Sindelar, Conlon, Sax and Catanzaro.  Specific provisions set forth in the employment agreements regarding payments on termination are provided below.  The dollar amounts used in the discussion are estimates based on salary as of December 31, 2007, and benefits paid to the Named Executive Officer in fiscal year 2007.

David M. Sindelar

Voluntary Termination by the Executive or Termination for Cause:

Mr. Sindelar and his spouse are entitled to receive life and medical benefits upon his voluntary termination or termination for cause throughout the remainder of their lives.  All other benefits and remuneration cease upon the voluntary termination by Mr. Sindelar or termination for cause.  “Cause” is defined in Mr. Sindelar’s employment agreement to mean fraud, dishonesty, competition with the Company, unauthorized use of any of the Company’s trade secrets or confidential information or failure to properly perform the duties assigned to him, in the reasonable judgment of the Company.

Termination by the Company Without Cause or Upon Death or Disability:

If Mr. Sindelar is terminated by the Company without cause (as defined in Mr. Sindelar’s Employment Agreement) or upon Mr. Sindelar’s death or disability, Mr. Sindelar will continue to receive the following benefits for a period of eighteen months: (i) his then current salary, which shall not be less than $920,000; (ii) his annual cash-based incentive compensation opportunity; (iii) fringe benefits customarily afforded to executives of the Company; (iv) reimbursement of the expense to own and maintain an automobile; and (v) lifetime medical benefits for himself and his spouse.

Effect of a Change in Control:

There is no provision in Mr. Sindelar’s contract that specifically allows for any payment to Mr. Sindelar in the event of a change in control.

Covenants

Mr. Sindelar’s employment agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and the return of the Company’s property.

Timothy L. Conlon

Voluntary Termination by the Executive or Termination for Cause:

Mr. Conlon and his spouse are entitled to receive life and medical benefits upon his voluntary termination or termination for cause throughout the remainder of their lives.  All other benefits and remuneration cease upon the voluntary termination by Mr. Conlon or termination for cause.  “Cause” is defined in Mr. Conlon’s employment agreement to mean fraud, dishonesty, competition with the Company, unauthorized use of any of the Company’s trade secrets or confidential information or failure to properly perform the duties assigned to him, in the reasonable judgment of the Company.

Termination by the Company Without Cause or Upon Death or Disability:

If Mr. Conlon is terminated by the Company without cause or upon Mr. Conlon’s death or disability, he is entitled to the following benefits for 18 months: (i) his annual salary, which is not to be less than $550,000; (ii) fringe benefits customarily afforded to executives of the Company; (iii) reimbursement of the expense to own and maintain an automobile; and (iv) lifetime medical benefits for himself and his spouse.

Effect of a Change in Control:

There is no provision in Mr. Conlon’s contract that specifically allows for any payment to Mr. Conlon in the event of a change in control.

Covenants

Mr. Conlon’s employment agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and the return of the Company’s property, non-competition for one-year following termination, in the event he is terminated for cause or voluntarily terminates, or during the period he accepts payments, in the event he is terminated without cause or upon death or disability, non-solicitation of the Company’s employees for three years following his termination.

Gerald G. Sax

Voluntary Termination by the Executive or Termination for Cause:

Mr. Sax and his spouse are entitled to continue to receive life and medical benefits upon voluntary termination or termination for cause throughout the remainder of their lives.  All other benefits and remuneration cease upon the voluntary termination by Mr. Sax or termination for cause.  “Cause” is defined in Mr. Sax’s employment agreement to mean fraud, dishonesty, competition with the Company, unauthorized use of any of the Company’s trade secrets or confidential information or failure to properly perform the duties assigned to him, in the reasonable judgment of the Company.

Termination by the Company Without Cause or Upon Death or Disability:

If Mr. Sax is terminated by the Company without cause (as defined in Mr. Sax’s Employment Agreement) or upon Mr. Sax’s death or disability, he is entitled to the following benefits: (i) no less than $360,000 in annual salary for a period of 18 months (or $540,000); (ii) a one-time payment of $351,000; (iii) fringe benefits customarily afforded to executives of the Company for 18 months; (iv) reimbursement of the expense to own and maintain an automobile for a period of 18 months; and (v) lifetime medical benefits for himself and his spouse.

Effect of a Change in Control:

There is no provision in Mr. Sax’s contract that specifically allows for any payment to Mr. Sax in the event of a change in control.

Covenants

Mr. Sax’s employment agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and the return of the Company’s property, non-competition for one-year following termination, in the event he is terminated for cause or voluntarily terminates, or during the period he accepts payments, in the event he is terminated without cause or upon death or disability, non-solicitation of the Company’s employees for three years following his termination.

Joseph S. Catanzaro

Voluntary Termination by the Executive or Termination for Cause:

All benefits and remuneration cease upon the voluntary termination by Mr. Catanzaro or termination for cause.  “Cause” is defined in Mr. Catanzaro’s employment agreement to mean fraud, dishonesty, competition with the Company, unauthorized use of any of the Company’s trade secrets or confidential information or failure to properly perform the duties assigned to him, in the reasonable judgment of the Company.

Termination by the Company Without Cause or Upon Death or Disability:

If Mr. Catanzaro is terminated by the Company without cause (as defined in Mr. Catanzaro’s Employment Agreement) or upon Mr. Catanzaro’s death or disability, he is entitled to the following benefits: (i) no less than $257,000 in annual salary for a period of 18 months; (ii) fringe benefits customarily afforded to executives of the Company for 18 months; and (iii) reimbursement of the expense to own and maintain an automobile for a period of 18 months.  In addition, in the event that Mr. Catanzaro’s termination without cause takes place after a change of control, Mr. Catanzaro will receive lifetime medical benefits for himself and his spouse.

Effect of a Change in Control:

There is no provision in Mr. Catanzaro’s contract that specifically allows for any payment to Mr. Catanzaro in the event of a change of control, except that in the event that Mr. Catanzaro’s employment is terminated without cause after a change of control, Mr. Catanzaro and his wife will receive lifetime medical benefits.

Covenants

Mr. Catanzaro’s employment agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and the return of the Company’s property, non-competition for one-year following termination, in the event he is terminated for cause or voluntarily terminates, or during the period he accepts payments, in the event he is terminated without cause or upon death or disability, non-solicitation of the Company’s employees for three years following his termination.

The following table demonstrates the amounts payable to each NEO upon termination of employment under several circumstances assuming such termination was effective December 29, 2007.

NEO	Voluntary Resignation	Termination for Cause	Termination Without Cause	Termination Due to Death or Disability	Change of Control
David M. Sindelar	Lifetime medical benefits	Lifetime medical benefits	$2,809,500 plus Lifetime medical benefits	$2,809,500 plus Lifetime medical benefits	None
Timothy L. Conlon	Lifetime medical benefits	Lifetime medical benefits	$858,000 plus Lifetime medical benefits	$858,000 plus Lifetime medical benefits	None
Gerald G. Sax	Lifetime medical benefits	Lifetime medical benefits	$910,500 plus Lifetime medical benefits	$910,500 plus Lifetime medical benefits	None
Joseph S. Catanzaro	-	-	$385,516 (1)	$385,516	None(1)
Stephen Wong	-	-	$108,358	$108,358	None

(1)Mr. Catanzaro would receive lifetime medical benefits if he is terminated without cause after change of control.

Compensation of Directors

In 2007, the Chairman of the Board received annual compensation of $120,000 and Directors (other than the Chairman) who are not executive officers received an annual fee of $30,000.  In addition, each Audit Committee and Compensation Committee member received an annual fee of $10,000 and the Chairman of the Audit Committee and Compensation Committee each received an additional fee of $5,000.  We also reimbursed our Directors for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees.  The Company also has granted 55,000 stock options with an exercise price of $12.63 per share, which vested over a period of three years, to each of Mr. Steffen, Mr. McGinn, Mr. Vieser and Ms. Gulyas upon their original election as Directors in the first quarter of 2003 as additional compensation for their services as members of the Board.  Mr. Steffen received an additional 50,000 options with an exercise price of $12.63 per share when he was elected as Chairman of the Board of Directors in December of 2003, which such options vested over a period of three years.

DIRECTOR COMPENSATION (2007)

The following table provides compensation information for our Directors in 2007 who were not executive officers of the Company.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Total
Christopher J. Steffen	$ 140,000	$ -	$ 60,800	$ 200,800
Jack D. Furst	30,000 (2)	-	-	30,000
Edward Herring	40,000 (2)	-	-	40,000
Robert A. Hamwee	40,000 (3)	-	-	40,000
Robert F. Cummings	40,000 (3)	-	-	40,000
Diane H. Gulyas	40,000	-	-	40,000
Richard W. Vieser	45,000	-	-	45,000
Richard A. McGinn	55,000	-	-	55,000

(1) Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation method.

(2) Compensation paid directly from the Company to HMTF.

(3) Compensation paid directly from the Company to GSC.

In February, 2008, the Compensation Committee and the full Board of Directors of the Company unanimously voted to increase the annual compensation of the members of the Board of Directors.  Therefore, in 2008, the Chairman of the Board will receive compensation of $130,000 and each of the other members will receive $35,000 annually from the Company for their services.  Members of each of the Audit and Compensation Committee will receive additional compensation of $12,000 annually for their services, with the Chairman of each committee receiving an additional fee of $7,000.

Compensation Committee Interlocks and Insider Participation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

The following table sets forth, as of December 31, 2007, information with respect to the Company’s 2003 Stock Option Plan.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders.	2,765,600	$12.63	12,178
Equity compensation plans not approved by security holders.	-	-	-
Total	2,765,000	$12.63	12,178

Group owns 100% of our capital stock. The following table sets forth, as of December 31, 2007, information regarding the beneficial ownership of Groups common stock by each person who beneficially owned more than 5% of any class of Groups voting securities and by its Directors and Named Executive Officers, individually, and by its Directors and executive officers as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Common
	Ownership (1)	Stock
5% Stockholders:
HMTF Parties (2)	17,440,482	54.1%
c/o HM Capital Partners 200 Crescent Court, Suite 1600 Dallas, Texas 75201
GSC Parties (3) c/o GSC Partners 500 Campus Drive, Suite 220 Florham Park, New Jersey 07932	10,652,162	34.2%
Fidelity Parties (4) 82 Devonshire Street Boston, Massachusetts 02109	2,053,390	7.1%

Officers and Directors:
Jack D. Furst (5)	17,440,482	54.1%
J. Edward Herring	-	-
Richard W. Vieser (6)	55,000	.2*
Robert F. Cummings	-	-
Diane H. Gulyas (6)	55,000	.2*
Robert A. Hamwee (3)	10,652,162	34.2%
Richard A. McGinn (6)	55,000	.2*
Christopher J. Steffen (6)	105,000	.4*
David M. Sindelar (6)	420,000	1.4%
Timothy L. Conlon (6)	400,000	1.4%
Gerald G. Sax (6)	158,333	.5*
Joseph S. Catanzaro (6)	160,000	.6*
Stephen Wong (6)	33,333	.1*
All executive officers and Directors as a group (13 persons)	29,534,310	82.1%

*Represents less than 1%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock and options, warrants or other convertible securities (such as the class B senior convertible preferred stock) that are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed to be outstanding and to be beneficially owned by the person holding those options, warrants or other convertible securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

•

14,785 shares of common stock held of record by HM 4-SBS (1999) Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of HMTF.

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

•

9,873,369 shares of common stock and 2,177,356 shares of class B senior convertible preferred stock (currently convertible into 3,357,099 shares of common stock) held of record by Pearl Street II, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of HMTF.

(3)

These figures include:

GSC Recovery II, L.P. (Recovery II) owns 4,404,808 shares of common stock (which includes 2,893,887 shares of common stock and 1,510,921 shares of common stock issuable upon conversion of 979,957 shares of Class B Senior Convertible Preferred Stock); GSC Recovery IIA, L.P. (Recovery IIA) owns 5,133,145 shares of common stock (which includes 4,357,276 shares of common stock and 775,869 shares of common stock issuable upon conversion of 503,215 shares of Class B Senior Convertible Preferred Stock); GSC Partners CDO Fund, Limited (CDO) owns 654,801 shares of the Company’s common stock; and GSC Partners CDO Fund II, Limited (CDO II) owns 459,408 shares of the Company’s common stock.  By virtue of his relationship (described below) with Recovery II, Recovery IIA, CDO, and CDO II, Mr. Hamwee may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of, the shares of common stock of the Company owned by Recovery II, Recovery IIA, CDO, and CDO II. Mr. Hamwee disclaims beneficial ownership of the Company’s common stock except to the extent of his pecuniary interest in such stock.

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

GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P. and is a wholly owned subsidiary of GSC Group, Inc.  Additionally, GSC Group, Inc. owns substantially all of the interests in GSCP (NJ), L.P. and GSCP (NJ), Holdings, L.P.  Each of Alfred C. Eckert III, Richard M. Hayden, Robert A. Hamwee, Andrew J. Wagner and David L. Goret are the executive officers of GSC Group, Inc. and GSCP (NJ), Inc.

By virtue of each of the above entity’s and individual’s relationship with Recovery II, Recovery IIA, CDO and CDO II, each may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of, the shares of common stock of the Company owned by Recovery II, Recovery IIA, CDO and CDO II.  Each of the above entities and individuals disclaims beneficial ownership of the Company’s common stock except to the extent of each entity’s and individuals pecuniary interest in such common stock.

(4)

These figures include:

The Fidelity entities identified above are either an investment company or a portfolio of an investment company registered under Section 8 of the Investment Company Act of 1940, as amended, or a private investment account advised by Fidelity Management & Research Company (FMR Co.).  FMR Co. is a Massachusetts corporation and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, as amended, and provides investment advisory services to each of such Fidelity entities identified above and to other registered investment companies and to certain other funds which are generally offered to a limited group of investors.  FMR Co. is a wholly owned subsidiary of FMR Corp., a Delaware corporation.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Viasystems has a written Code of Business Conduct which governs, in part, review and approval of transactions between Viasystems and an affiliated party.  All affiliated transactions must be disclosed to the Company’s General Counsel and, if such transaction is material under the relevant SEC codes, such proposed transaction will be submitted to Viasystems’ Audit Committee for approval.

Stockholders Agreement

On January 31, 2003, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with certain persons acquiring shares of Group capital stock in connection with our Chapter 11 reorganization, including HMTF, which controls a majority of the voting stock of Group, and certain affiliates of GSC.

The Stockholders Agreement provides that our Board of Directors will be comprised of at least nine members as follows: our Chief Executive Officer five members designated for election by affiliates of HMTF and three members designated for election by affiliates of GSC and the other non-HMTF stockholder parties to the Stockholders Agreements other than HMTF.  In addition, affiliates of HMTF, on the one hand, and affiliates of GSC and the other non-HMTF stockholder parties to the Stockholders Agreement other than HMTF, on the other hand, have the right to jointly designate additional members to our Board of Directors.  The five Directors designated by affiliates of HMTF are Mr. Furst, Mr. Herring, Mr. McGinn, Mr. Vieser and Mr. Conlon.  The three Directors designated by affiliates of GSC and other non-HMTF stockholders are Mr. Cummings, Mr. Hamwee and Ms. Gulyas.  Mr. Steffen is a jointly nominated Director and Mr. Sindelar holds the remaining seat as our Chief Executive Officer.  The Stockholders Agreement also provides that the Compensation Committee of our Board of Directors will be comprised of two members designated by the HMTF board designees and one member designated by the GSC and non-HMTF Stockholders board designees, so long as such individuals are qualified to serve in such capacity.

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

Monitoring and Oversight Agreement

Viasystems entered into a ten-year monitoring and oversight agreement with an affiliate of HMTF, effective as of January 31, 2003.  Under the monitoring and oversight agreement, Viasystems is required to pay HMTF an annual fee for oversight and monitoring services equal to the lesser of (1) 2% of its consolidated EBITDA for such year or (2) $1.5 million.  The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HMTF may elect to defer the payment of its fees, in which case these amounts will become due and payable at such time as HMTF elects to require the payment of these obligations.  The monitoring and oversight agreement makes available the resources of HMTF concerning a variety of financial and operational matters.  These services have been provided not only by Mr. Furst and Mr. Herring, outside the scope of their duties as our Directors, but also from numerous other principals and employees of HMTF.  Mr. Furst and Mr. Herring are each principals of HMTF.  HMTF has performed various monitoring and oversight services, including providing input in management’s establishment of Viasystems’ financial and strategic acquisition plans.  HMTF monitors the viability and implementation of Viasystems’ strategic plan through actions such as review of monthly financial data, management briefings and facility visits.  HMTF is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement.  In addition, Viasystems has agreed to indemnify HMTF, its affiliates and their respective Directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees, and disbursements of counsel related to or arising out of or in connection with the services rendered by HMTF under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of HMTF.

Director Independence

Our Board of Directors is elected in accordance with the Stockholders Agreement.   We do not, therefore, have a designated Nominating Committee of the Board of Directors.   Our Board of Directors has, however, separately designated both a Compensation Committee and an Audit Committee.   The Compensation Committee is consists of the following members of the Board of Directors:  Christopher J. Steffen, Edward Herring, Robert A. Hamwee and Richard A. McGinn.  The Audit Committee is consists of:  Christopher J. Steffen, Robert F. Cummings, Jr., Diane H. Gulyas, Richard A. McGinn and Richard W. Vieser.  Messrs McGinn and Vieser, as well as Ms. Gulyas, are considered independent directors.  Mr. Steffen is also an independent director and is the designated financial expert on the Company’s Audit Committee.

We are not listed on a national securities exchange or an automated interdealer quotation system of a national securities association, and we are not subject to either of the listing standards of the New York Stock Exchange (the “NYSE”), The NASDAQ Stock Market LLC (“NASDAQ”) or the rules of the National Association of Securities Dealers’ (the “NASD”) listing standards.   Accordingly, aside from Mr. Steffen, who would be deemed independent under the standards of each of the NYSE, NASDAQ or NASD and within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and is an audit committee financial expert as such term is defined in Item 407(d)(5)(ii) of Regulation S-K adopted by the SEC, our Board of Directors has not made a determination whether the members of the Board of Directors and the Compensation Committee and Audit Committee are independent.

Item 14.  Principal Accountant Fees and Services

The Audit Committee has a policy related to the review and approval of services provided by the independent registered public accounting firm.  The policy requires advance approval of all audit, audit-related, tax and other services, including specifically defined permitted nonaudit services, to be performed by the Company’s independent auditor.  Unless the specific service has been previously preapproved, the Audit Committee must approve the service before the Company’s independent registered public accounting firm is engaged to perform it.

During 2006, the Company changed from PricewaterhouseCoopers LLP to Ernst & Young LLP as its independent registered public accounting firm.

All fees billed by Ernst & Young LLP for all services rendered during the years ended December 31, 2007 and 2006, are summarized in the following table:

	Year ended December 31,
	2007	2006
Audit	$ 1,375,361	$ 2,180,998
Audit-related	53,209	37,075
Tax	313,697	-
All other	1,500	-
Total	$ 1,743,767	$ 2,218,073

Audit fees relate to the audit of the consolidated financial statements of Viasystems, Inc., the quarterly reviews of Viasystems Inc.’s consolidated financial statements and foreign statutory audits.

Audit-related fees include miscellaneous consulting and advisory services in connection with Sarbanes-Oxley in 2007 and 2006.

Tax fees relate to review of the federal tax return and implementation of FIN 48.

During fiscal 2007, the Audit Committee reviewed and approved all services provided by the independent registered public accounting firm.  Additionally, the Audit Committee considered and concluded that all the services provided by the independent registered public accounting firm were compatible with maintaining the auditor’s independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 28th day of March, 2008.

Viasystems, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer	Senior Vice President and Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated 28th day of March, 2008.

/s/ Christopher J. Steffen
Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst
Jack D. Furst	Director

/s/ Edward Herring
Edward Herring	Director

/s/ Robert F. Cummings, Jr.
Robert F. Cummings, Jr.	Director

/s/ Diane H. Gulyas
Diane H. Gulyas	Director

/s/ Robert A. Hamwee
Robert A. Hamwee	Director

/s/ Richard A. McGinn
Richard A. McGinn	Director

/s/ Richard W. Vieser
Richard W. Vieser	Director

/s/ David M. Sindelar
David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy L. Conlon
Timothy L. Conlon	President, Chief Operating Officer and Director

/s/ Gerald G. Sax	Senior Vice President and Chief Financial Officer
Gerald G. Sax	(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.		Exhibit Description
2.1	(1)	Prepackaged Joint Plan of Reorganization of Viasystems Group, Inc. (“Group, Inc.”) and Viasystems, Inc. under Chapter 11 of the Bankruptcy Code, dated August 30, 2002.
2.1(a)	(1)	Modification to the Debtors’ Prepackaged Joint Plan of Reorganization, dated January 2, 2003.
2.1(b)	(6)

Stock Purchase Agreement between Electrical Components International Holdings Company, Viasystems Group, Inc., Wire Harness Holding Company, Inc. and Wire Harness Industries, Inc. dated March 21, 2006.

3.1	(3)	Second Amended and Restated Certificate of Incorporation of Group, Inc.
3.2	(3)	Amended and Restated Bylaws of Group, Inc.
3.3	(2)	Amended and Restated Certificate of Incorporation of Viasystems, Inc.
3.4	(2)	Amended and Restated Bylaws of Viasystems, Inc.
4.1	(2)	Indenture, dated as of December 17, 2003, among Viasystems, Inc., the Guarantors party thereto, and The Bank of New York, as Trustee.
4.2	(2)	Form of 10½% Senior Subordinated Note (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).
10.1	(8)

Credit Agreement dated as of August 17, 2006, among Viasystems Kalex Printed Circuit Board Limited, Viasystems Asia Pacific Company Limited, Kalex Circuit Board (China) Limited and UBS AG Hong Kong Branch, UBS AG Singapore Branch, as Facility Agent.

10.2	(1)	Group, Inc. 2003 Stock Option Plan.
10.3	(1)

Amended and Restated Executive Employment Agreement, dated October 13, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, the other subsidiaries party thereto, and David M. Sindelar.

10.4	(1)	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, and Timothy L. Conlon.
10.5	(5)	Amended and Restated Executive Employment Agreement made and entered into effective as of August 15, 2005, among Group, Viasystems, Inc., Viasystems Technologies Corp., LLC and Gerald G. Sax.
10.6	(1)	Amended and Restated Executive Employment Agreement dated January 31, 2003, among Group, Inc., Viasystems, Inc. Viasystems Technologies Corp., LLC and Joseph Catanzaro.
10.7	(1)	Monitoring and Oversight Agreement, made and entered into effective as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and Hicks, Muse & Co. Partners, L.P.
10.8	(3)	Stockholders Agreement.
10.9	(3)	Amendment to Stockholders Agreement.
10.10	(3)	Annual Incentive Compensation Plan for Group, Inc.
10.11	(3)	Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.11(a)	(3)

First Amendment, dated as of March 19, 2003, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.11(b)	(3)

Second Amendment, dated as of December 3, 2003, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.11(c)	(4)

Third Amendment, dated as of October 7, 2004, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.11.(d)	(4)

Fourth Amendment, dated as of March 17, 2005, to the Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.12	(3)	Guarantee and Collateral Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and JPMorgan Chase Bank, as Collateral Agent.
14.1	(4)	Code of Ethics for the Principal Executive Officer and Senior Financial Officers filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2004.
21.1	(9)	Subsidiaries of the Registrant.
31.1	(9)	Chief Executives Officer’s Certification required by Rule 13(a)-14(a).
31.2	(9)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32	(9)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on .

(2)     Incorporated by reference to Registration Statement No. 333-114467 on Form S-4/A filed on .

(3)     Incorporated by reference to Registration Statement No. 333-114467 on Form S-4/A filed on

(4)     Incorporated by reference to 2004 Annual Report on Form 10-K of Viasystems, Inc. filed on .

(5)     Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems, Inc. filed on .

(6)          Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on .

(7)     Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on .

(8)     Filed herewith.