Form 10-Q
period 2008-03-31
VIASYSTEMS INC
filed 2008-05-05
CIK 1041380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

101 South Hanley Road, Suite 400

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2008, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Viasystems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	2
Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	4
Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 6. Exhibits	20

SIGNATURES	21

EXHIBIT INDEX	22

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$ 71,724	$ 64,002
Restricted cash	303	303
Accounts receivable, net	127,879	135,326
Inventories	84,426	81,058
Prepaid expenses and other	13,404	11,049
Total current assets	297,736	291,738
Property, plant and equipment, net	247,743	243,973
Goodwill	79,485	79,485
Intangible assets, net	6,615	6,904
Deferred financing costs, net	5,464	5,980
Other assets	1,103	1,153
Total assets	$ 638,146	$ 629,233

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$ 7,874	$ 1,796
Accounts payable	102,393	112,765
Accrued and other liabilities	58,090	66,717
Total current liabilities	168,357	181,278
Long-term debt, less current maturities	219,028	204,817
Other non-current liabilities	37,457	35,884
Total liabilities	424,842	421,979

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,437,410	2,437,177
Accumulated deficit	(2,232,653)	(2,236,742)
Accumulated other comprehensive income	8,547	6,819
Total stockholder’s equity	213,304	207,254
Total liabilities and stockholder’s equity	$ 638,146	$ 629,233

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$ 180,519	$ 159,580
Operating expenses:
Cost of goods sold, exclusive of items shown separately	140,430	127,485
Selling, general and administrative	15,324	15,076
Depreciation	13,040	12,286
Amortization	312	321
Restructuring and impairment	-	88
Operating income	11,413	4,324
Other expense (income):
Interest expense, net	5,521	5,493
Amortization of deferred financing costs	516	517
Other, net	(1,219)	(122)
Income (loss) before income taxes	6,595	(1,564)
Income tax provision	2,506	5,869
Net income (loss)	$ 4,089	$ (7,433)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 4,089	$ (7,433)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,352	12,607
Amortization of deferred financing costs	516	517
Non-cash impact of exchange rate changes	549	98
Loss on disposition of assets, net	264	48
Non-cash stock compensation expense	233	1,051
Deferred income taxes	(104)	4,006
Change in assets and liabilities:
Accounts receivable	7,447	6,880
Inventories	(3,368)	3,698
Prepaid expenses and other	(599)	553
Accounts payable	(10,372)	(13,269)
Accrued and other liabilities	(7,211)	(11,235)
Net cash provided by (used in) operating activities	4,796	(2,479)
Cash flows from investing activities:
Capital expenditures	(17,107)	(6,390)
Proceeds from disposals of property	33	5
Net cash used in investing activities	(17,074)	(6,385)
Cash flows from financing activities:
Net proceeds from borrowings under credit facility	20,000	-
Repayment of amounts due under long-term contractual obligations	-	(7)
Net cash provided by (used in) financing activities	20,000	(7)

Net change in cash and cash equivalents	7,722	(8,871)

Cash and cash equivalents, beginning of the period	64,002	37,954
Cash and cash equivalents, end of the period	$ 71,724	$ 29,083

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

1.

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission.

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

•

deferred compensation agreements;

•

tax related items;

•

contingencies; and

•

fair value of options granted under our stock-based compensation plan.

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

Fair Value Measurements

As of January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3 - valuations derived from valuation techniques in which one or more significant inputs are unobservable.  In addition, SFAS No. 157 discusses valuation techniques which may be used, including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach.  As quoted prices in active markets are not available for identical contracts, the Company uses Level 3 inputs to determine fair value.  These inputs include fair value pricing information received from our counter-party broker, representing a good faith estimate of the price at which the counter-party may be willing to terminate the transaction. (See Note 6.)

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  This standard applies to derivative instruments, nonderivative instruments that are designed and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statement from their use.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

2.

Inventories

The composition of inventories is as follows:

	March 31, 2008	December 31, 2007
Raw materials	$ 30,005	$ 28,359
Work in process	22,799	22,588
Finished goods	31,622	30,111
Total	$ 84,426	$ 81,058

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.

Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2008	December 31, 2007
Land and buildings	$ 54,728	$ 54,016
Machinery, equipment and systems	414,957	399,599
Leasehold improvements	38,987	38,466
Construction in progress	3,620	4,195
	512,292	496,276
Less: Accumulated depreciation	(264,549)	(252,303)
Total	$ 247,743	$ 243,973

4.

Long-term Debt

The composition of long-term debt is as follows:

	March 31, 2008	December 31, 2007
2006 Credit Agreement:
Term loans	$ 20,000	$ -
Revolving credit loans	-	-
Senior Subordinated Notes, due 2011	200,000	200,000
Capital leases	6,902	6,613
	226,902	206,613
Less: Current maturities	(7,874)	(1,796)
	$ 219,028	$ 204,817

During the first quarter of 2008, the Company borrowed $20,000 under the 2006 Credit Agreement which is repayable in quarterly installments through July 2010.  As of March 31, 2008, approximately $56,100 of the revolving credit facility under 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $3,900.

5.

Restructuring and Impairment

The Company’s reserve for restructuring activities declined by a net $95 to $5,072 during the three months ended March 31, 2008, due to payments of $181 primarily related to lease and other contractual commitments, off-set by accretion of interest on discounted restructuring liabilities of $86.  For the three months ended March 31, 2007 the reserve for restructuring activities declined a net $287 to $5,780, primarily due to payments of $202 related to personnel and severance, and $272 related to leases and other contractual commitments, offset by additional expense and accretion of interest on discounted restructuring liabilities of $187.

6.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts to fix exchange rates for future expected cash flows.  The Company’s currency forward contracts as of March 31, 2008, relate only to Chinese Renminbi (“RMB”) exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, such contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the three month periods ended March 31, 2008 and 2007, a $604 gain and $34 gain, respectively, were recorded in cost of goods sold.

At March 31, 2008, the Company had foreign exchange contracts outstanding with a notional amount of 450,000 Chinese RMB, at an average exchange rate of 6.945, with a weighted average remaining maturity of 4.5 months.  Related to these contracts, at March 31, 2008, deferred gains of $2,078 (net of tax of $0) were recorded in prepaid expenses and other assets and other comprehensive income on the condensed consolidated balance sheet.  All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

The reconciliation of the change in deferred gains from cash flow hedges measured at fair value for the period January 1, 2008 through March 31, 2008, is as follows:

Deferred gain, net of tax, at January 1, 2008	$ 350
Total realized gain included in earnings	197
Total unrealized gain included in other comprehensive income	2135
Settlements	(604)
Deferred gain, net of tax, at March 31, 2008	$ 2,078

7.

Stock-based Compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), stock compensation expense is recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2008	2007
Cost of goods sold	$ 36	$ 110
Selling, general and administrative	197	941
	$ 233	$ 1,051

The following table summarizes the stock option activity from January 1, 2008, through March 31, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,765,600	$ 12.63
Granted	12,000	12.63
Exercised	-	-
Forfeited	(52,000)	12.63
Outstanding at March 31, 2008	2,725,600	12.63

Options exercisable at March 31, 2008	2,325,046	12.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the three months ended March 31:

	2008	2007
Expected life of options	5.8 years	5.0 years
Risk free interest rate	2.71%	4.76%
Expected volatility of stock	52%	64%
Expected dividend yield	None	None

8.  Income Taxes

The Company’s income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

During the three months ended March 31, 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a tax law change in China, which increased the statutory tax rate for certain subsidiaries.  The income tax provision for the three months ended March 31, 2007, includes approximately $4,000 of deferred tax expense related to this revaluation.

9.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$ 4,089	$ (7,433)
Gain (loss) on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	1,728	(168)
Foreign currency translation adjustments	-	(17)
Comprehensive income (loss)	$ 5,817	$ (7,618)

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

The Company operates in two segments: (i) Printed Circuit Boards and (ii) Assembly.  The Printed Circuit Boards segment consists of printed circuit board manufacturing facilities located in China.  These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels.  The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing.  The assembly operations are conducted in manufacturing facilities in China, Mexico and the United States.  Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board operations, have not been allocated and remain in other for purpose of segment disclosures.  Operating expenses of the Company’s corporate headquarters are allocated to each segment based on a number of factors, including sales.

Total assets by segment are as follows:

	March 31, 2008	December 31, 2007
Total assets:
Printed Circuit Boards	$ 493,468	$ 478,690
Assembly	107,116	113,092
Other	37,562	37,451
	$ 638,146	$ 629,233

Net sales and operating income by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended March 31,
	2008	2007
Net sales to external customers:
Printed Circuit Boards	$ 128,913	$ 106,953
Assembly	51,606	52,627
Total	$ 180,519	$ 159,580

Intersegment sales:
Printed Circuit Boards	$ 4,255	$ 3,439
Assembly	-	-
Total	$ 4,255	$ 3,439

Operating income (loss):
Printed Circuit Boards (a)	$ 14,234	$ 3,876
Assembly (a)	(2,821)	536
Other	-	(88)
Total	11,413	4,324

Interest expense, net	5,521	5,493
Amortization of deferred financing costs	516	517
Other, net	(1,219)	(122)
Income (loss) before income taxes	$ 6,595	$ (1,564)

(a)

During the first quarter of 2008, the Company refined its methodology for allocating common selling, general and administrative expenses to its segments to better reflect the efforts undertaken to support each segment.  Previously these costs were allocated based soley on each segment’s percentage of total net sales.  For the three months ended March 31, 2007, operating income by segment has been restated to conform to the presentation in the current period.

11.

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

Balance Sheet as of March 31, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$ 606	$ 26,526	$ 44,592	$ -	$ 71,724
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	25,730	102,149	-	127,879
Inventories	-	11,485	72,941	-	84,426
Other current assets	-	3,749	9,655	-	13,404
Total current assets	606	67,793	229,337	-	297,736
Property, plant and equipment, net	-	12,219	235,524	-	247,743
Other assets, net	5,029	122	87,516	-	92,667
Investment in subsidiaries	665,351	354,298	-	(1,019,649)	-
Total assets	$ 670,986	$ 434,432	$ 552,377	$ (1,019,649)	$ 638,146
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$ -	$ -	$ 7,874	$ -	$ 7,874
Accounts payable	-	11,848	90,545	-	102,393
Accrued and other liabilities	4,921	11,077	42,092	-	58,090
Total current liabilities	4,921	22,925	140,511		168,357
Long-term debt, less current maturities	200,000	-	19,028	-	219,028
Other non-current liabilities	-	10,363	27,094	-	37,457
Intercompany payable / (receivable)	260,197	(266,303)	6,106	-	-
Total liabilities	465,118	(233,015)	192,739	-	424,842
Total paid- in capital and accumulated deficit	204,757	665,351	354,298	(1,019,649)	204,757
Accumulated other comprehensive income (loss)	1,111	2,096	5,340	-	8,547
Total liabilities and stockholder’s equity	$ 670,986	$ 434,432	$ 552,377	$ (1,019,649)	$ 638,146

Balance Sheet as of December 31, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$ 653	$ 28,464	$ 34,885	$ -	$ 64,002
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	24,334	110,992	-	135,326
Inventories	-	11,687	69,371	-	81,058
Other current assets	-	2,668	8,381	-	11,049
Total current assets	653	67,456	223,629	-	291,738
Property, plant and equipment, net	-	10,823	233,150	-	243,973
Other assets, net	5,405	114	88,003	-	93,522
Investment in subsidiaries	657,945	349,785	-	(1,007,730)	-
Total assets	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$ -	$ -	$ 1,796	$ -	$ 1,796
Accounts payable	-	9,138	103,627	-	112,765
Accrued and other liabilities	9,625	15,402	41,690	-	66,717
Total current liabilities	9,625	24,540	147,113	-	181,278
Long-term debt, less current maturities	200,000	-	4,817	-	204,817
Other non-current liabilities	-	10,385	25,499	-	35,884
Intercompany payable / (receivable)	252,832	(265,060)	12,228	-	-
Total liabilities	462,457	(230,135)	189,657	-	421,979
Total paid-in capital and accumulated deficit	200,435	657,945	349,785	(1,007,730)	200,435
Accumulated other comprehensive income	1,111	368	5,340	-	6,819
Total liabilities and stockholder’s equity	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233

Statement of Operations for the three months ended March 31, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 42,732	$ 156,602	$ (18,815)	$ 180,519
Operating expenses:
Cost of goods sold, exclusive of items shown separately	36	39,345	119,864	(18,815)	140,430
Selling, general and administrative	196	4,161	10,967	-	15,324
Depreciation	-	784	12,256	-	13,040
Amortization	81	-	231	-	312
Restructuring and impairment	-	-	-	-	-
Operating (loss) income	(313)	(1,558)	13,284	-	11,413
Other expense (income):
Interest expense (income), net	2,628	(5,926)	8,819	-	5,521
Amortization of deferred financing costs	309	-	207	-	516
Other, net	67	1,464	(2,750)	-	(1,219)
Equity in (earnings) loss of subsidiaries	(7,406)	(4,513)	-	11,919	-
Income (loss) before income taxes	4,089	7,417	7,008	(11,919)	6,595
Income tax provision	-	11	2,495	-	2,506
Net income (loss)	$ 4,089	$ 7,406	$ 4,513	$ (11,919)	$ 4,089

Statement of Operations for the three months ended March 31, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 34,437	$ 136,684	$ (11,541)	$ 159,580
Operating expenses:
Cost of goods sold, exclusive of items shown separately	110	30,408	108,508	(11,541)	127,485
Selling, general and administrative	941	8,037	6,098	-	15,076
Depreciation	22	592	11,672	-	12,286
Amortization	71	-	250	-	321
Restructuring and impairment	-	-	88	-	88
Operating (loss) income	(1,144)	(4,600)	10,068	-	4,324
Other expense (income):
Interest expense (income), net	1,627	(5,825)	9,691	-	5,493
Amortization of deferred financing costs	309	-	208	-	517
Other, net	-	(2,887)	2,765	-	(122)
Equity in (earnings) loss of subsidiaries	4,353	8,299	-	(12,652)	-
(Loss) income before income taxes	(7,433)	(4,187)	(2,596)	12,652	(1,564)
Income tax provision	-	166	5,703	-	5,869
Net (loss) income	$ (7,433)	$ (4,353)	$ (8,299)	$ 12,652	$ (7,433)

Statement of Cash Flows for the three months ended March 31, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$ (47)	$ 254	$ 4,589	$ -	$ 4,796
Net cash provided by (used in) investing activities	-	(2,192)	(14,882)	-	(17,074)
Net cash provided by (used in) financing activities	-	-	20,000	-	20,000
Net change in cash and cash equivalents	(47)	(1,938)	9,707	-	7,722
Cash and cash equivalents, beginning of the period	653	28,464	34,885	-	64,002
Cash and cash equivalents, end of the period	$ 606	$ 26,526	$ 44,592	$ -	$ 71,724

Statement of Cash Flows for the three months ended March 31, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$ 550	$ (1,839)	$ (1,190)	$ -	$ (2,479)
Net cash provided by (used in) investing activities	-	(1,061)	(5,324)	-	(6,385)
Net cash provided by (used in) financing activities	-	(7)	-	-	(7)
Net change in cash and cash equivalents	550	(2,907)	(6,514)	-	(8,871)
Cash and cash equivalents, beginning of the period	701	13,244	24,009	-	37,954
Cash and cash equivalents, end of the period	$ 1,251	$ 10,337	$ 17,495	$ -	$ 29,083

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

Forward-looking statements involve risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008.  Actual results may differ materially from those expressed in these forward-looking statements.  You should not put undue reliance on any forward-looking statements.  We do not have any intention or obligation to update forward-looking statements after we file this information statement.

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

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Bosch Group, Caterpillar Inc., Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Hewlett-Packard Company, Huawei Technologies Co. Ltd., Otis Elevator Company, Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc. and Tellabs, Inc.  We have good working relationships with industry leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc., and we supply PCBs and EMS products to these customers as well.

Results of Operations

Three Months Ended March 31, 2008, Compared to the Three Months Ended March 31, 2007

Net Sales.  Net sales for the three months ended March 31, 2008, were $180.5 million, representing a $20.9 million, or 13.1%, increase from net sales during the same period in 2007.

Net sales by end-user market for the three months ended March 31, 2008 and 2007, were as follows:

End-User Market (dollars in millions)	2008	2007
Automotive	$ 69.5	$ 61.4
Telecommunications	48.9	45.3
Industrial & Instrumentation, Medical, Consumer and Other	40.7	37.3
Computer and Datacommunications	21.4	15.6
Total Net Sales	$ 180.5	$ 159.6

Our net sales of products for end use in the automotive market grew by approximately 13.2% during the three months ended March 31, 2008, compared to the same period in 2007 based on sustained strong demand by European and Asian automotive producers and increased market share in North America.  Net sales of products ultimately used in the telecommunications market grew by approximately 7.9% from the quarter ended March 31, 2007, to the quarter ended March 31, 2008, primarily as a result of increased demand in products related to wireless base stations, and new sales in the Assembly segment to an existing Printed Circuit Boards segment customer.  In the industrial & instrumentation, medical, consumer and other markets, new programs with existing customers was the primary driver of our 9.1% increase in net sales to this end user market, in which a broad base of other customers remained stable.  An approximate 37.2% increase in first quarter net sales of our products for use in the computer and datacommunications markets is largely the result of sales to a new customer and increased demand from existing customers.

Net sales by segment for the three months ended March 31, 2008 and 2007, were as follows:

Segment (dollars in millions)	2008	2007
Printed Circuit Boards	$ 133.2	$ 110.4
Assembly	51.6	52.6
Eliminations	(4.3)	(3.4)
Total Net Sales	$ 180.5	$ 159.6

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2008, increased by $22.8 million, or 20.7% to $133.2 million.  The majority of the increase is a result of an increase in volume of more than 11.0% along with improved product mix, which was driven by increased demand across all end-user market segments.

Assembly segment net sales decreased by $1.0 million, or 1.9%, to $51.6 million for the three months ended March 31, 2008, compared the first quarter of 2007.  The decline was the result of reduced demand from select customers in our industrial & instrumentation, medical, consumer and other end markets partially offset by a new customer and improved demand in the telecommunications end market.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended March 31, 2008, was $140.4 million,

or 77.8% of consolidated net sales.  This represents a 2.1 percentage point improvement from the 79.9% of consolidated net sales for the first quarter of 2007.

The quantities of materials and supplies used to support our production are the most significant cost in our Printed Circuit Boards segment.  The costs of materials, labor and overhead in the segment have also been impacted by adverse trends in global commodities and currency exchange rates.  Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases.  Economies of scale help to offset a portion of the increased costs.  In addition, cost of goods sold for the first quarter of 2007 was negatively impacted by professional fees of approximately $0.7 million associated with our continuing initiatives to reduce costs of materials and production, while the first quarter of 2008 reflects some cost improvements associated with these initiatives.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  However, our costs have been negatively impacted by startup costs for production of new products related to new customers and to new programs with existing customers. In addition, costs of materials, labor and overhead incurred in Chinese Renminbi (“RMB”) were negatively impacted due to the appreciation of that currency.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $15.3 million for the three months ended March 31, 2008, which was relatively constant, compared to the same period in the prior year.

Depreciation.  Depreciation expense for the three months ended March 31, 2008, was $13.0 million, including $11.3 million related to our Printed Circuit Boards segment and $1.7 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards and Assembly segments increased by approximately $0.5 million and $0.3 million, respectively, compared to the same period last year as a result of investment in new equipment.

Operating Income.  Operating income of $11.4 million for the three months ended March 31, 2008, represents an increase of $7.1 million compared to operating income of $4.3 million during the three months ended March 31, 2007.  The primary sources of operating income for the three months ended March 31, 2008 and 2007, were as follows:

Source (dollars in millions)	2008	2007
Printed Circuit Boards segment (a)	$ 14.2	$ 3.9
Assembly segment (a)	(2.8)	0.5
Restructuring activities	-	(0.1)
Net Operating Income	$ 11.4	$ 4.3

(a)

During the first quarter of 2008, we refined our methodology for allocating common selling, general and administrative expenses to our segments to better reflect the efforts undertaken to support each segment. Previously these costs were allocated based soley on each segment’s percentage of total net sales.  For the three months ended March 31, 2007, operating income by segment has been restated to conform to the presentation in the current period.

The operating income from our Printed Circuit Boards segment increased by $10.3 million to $14.2 million for the three months ended March 31, 2008, compared to $3.9 million of operating income for the same period in the prior year.  The increase is primarily the result of increased sales volume, and cost improvements, partially offset by increased depreciation expense.

The operating loss from our Assembly segment was $2.8 million for the three months ended March 31, 2008, compared to $0.5 million of operating income in the first quarter of 2007.  The decline is primarily the result of a decline in sales volume and additional startup costs for production of new products. In addition, currency and increased depreciation expense negatively impacted operating income.

Adjusted EBITDA.  We measure our performance primarily through our operating income.  In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-GAAP financial measures, including “adjusted EBITDA.”  Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations.  Our owners, lenders and management use adjusted EBITDA as an additional measure of operating performance for matters including covenant compliance, executive compensation, and competitor comparisons.  The use of this non-GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

We use adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows as follows:

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

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2008 and 2007, were as follows:

	Three Months Ended March 31,
Source (dollars in millions)	2008	2007
Operating Income	$ 11.4	$ 4.3
Add-back
Depreciation and Amortization	13.4	12.6
Restructuring and impairment	-	0.1
Non-cash stock compensation expense.	0.2	1.1
Adjusted EBITDA	$ 25.0	$ 18.1

Adjusted EBITDA increased by $6.9 million, or 38.1%, as a result of a 13.1% increase in net sales, cost reduction initiatives and improved product mix.

Interest Expense, net.  Interest expense, net of interest income, was $5.5 million for both of the three month periods ended March 31, 2008 an 2007.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense was $0.4 million for the three months ended March 31, 2008, under our 2006 Credit Agreement, as compared to $0.2 million in the same period last year.  This expense varies from period to period based on the outstanding principal on the term loan and revolving loan and letters-of-credit outstanding, all of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.2 million during each of the quarters ended March 31, 2008 and 2007.

Interest income increased $0.2 million to $0.4 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, on higher interest bearing cash deposits.

Other Income.  Other income, net increased $1.1 million to $1.2 million for the three months ended March 31, 2008, as compared to the same period in the prior year. The increase is primarily the result of foreign currency remeasurement during the first quarter of 2008, while the Chinese RMB appreciated more than 4% against the U.S. Dollar.

Income Taxes.  Income tax expense of $2.5 million for the three months ended March 31, 2008, compares to income tax expense of $5.9 million for the quarter ended March 31, 2007.  During the three months ended March 31, 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China.  The income tax provision for the three months ended March 31, 2007, includes approximately $4.0 million of deferred tax expense related to this revaluation.

Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

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

Net cash provided by (used in) operating activities for the three months ended March 31, 2008 and 2007, were $4.8 million and $(2.5) million, respectively.  The improvement in net cash from operating activities is primarily due to increased operating income.

Net cash used in investing activities was $17.1 million for the three months ended March 31, 2008, compared to $6.4 million for the three months ended March 31, 2007, which all related to capital expenditures. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet these developing customer requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  In addition, our potential for growth in this segment may be limited if we do not expand production capacities through incremental capital expenditures.  Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2008 and 2007, were $14.6 million, and $5.1 million, respectively.

Net cash provided by financing activities was $20.0 million for the three months ended March 31 2008. In January 2008, we borrowed $20.0 million under the 2006 Credit Agreement, which we subsequently converted to a term loan (the “Term Loan”) as required by the original terms of the 2006 Credit Agreement.  The Term Loan is payable in quarterly installments from April 2008 through July 2010, with maturities of $4.5 million, $7.5 million and $8.0 million in 2008, 2009 and 2010, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At March 31, 2008, there were foreign currency hedge instruments outstanding with a nominal value of 450 million Chinese RMB related to our Asian operations.

Item 4. Controls and Procedures

As of March 31, 2008, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 5, 2008.

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