Form 10-Q
period 2008-06-30
VIASYSTEMS INC
filed 2008-08-04
CIK 1041380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Viasystems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	4
Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 6. Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	25

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$ 71,479	$ 64,002
Restricted cash	303	303
Accounts receivable, net	127,358	135,326
Inventories	92,075	81,058
Prepaid expenses and other	13,384	11,049
Total current assets	304,599	291,738
Property, plant and equipment, net	250,226	243,973
Goodwill	79,485	79,485
Intangible assets, net	6,334	6,904
Deferred financing costs, net	4,948	5,980
Other assets	1,103	1,153
Total assets	$ 646,695	$ 629,233

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$ 8,418	$ 1,796
Accounts payable	109,200	112,765
Accrued and other liabilities	62,780	66,717
Total current liabilities	180,398	181,278
Long-term debt, less current maturities	217,145	204,817
Other non-current liabilities	32,197	35,884
Total liabilities	429,740	421,979

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,437,635	2,437,177
Accumulated deficit	(2,228,472)	(2,236,742)
Accumulated other comprehensive income	7,792	6,819
Total stockholder’s equity	216,955	207,254
Total liabilities and stockholder’s equity	$ 646,695	$ 629,233

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$ 188,157	$ 181,398	$ 368,676	$ 340,978
Operating expenses:
Cost of goods sold, exclusive of items shown separately	147,452	147,447	287,882	274,932
Selling, general and administrative	14,365	14,734	29,689	29,810
Depreciation	13,249	12,325	26,289	24,611
Amortization	313	323	625	644
Restructuring and impairment	-	230	-	318
Operating income	12,778	6,339	24,191	10,663
Other expense (income):
Interest expense, net	5,398	5,412	10,919	10,905
Amortization of deferred financing costs	516	516	1,032	1,033
Other, net	(1,318)	277	(2,537)	155
Income (loss) before income taxes	8,182	134	14,777	(1,430)
Income tax provision	4,001	2,369	6,507	8,238
Net income (loss)	$ 4,181	$ (2,235)	$ 8,270	$ (9,668)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 8,270	$ (9,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,914	25,255
Amortization of deferred financing costs	1,032	1,033
Loss on disposition of assets, net	596	134
Non-cash impact of exchange rate changes	492	351
Non-cash stock compensation expense	457	1,412
Deferred income taxes	189	4,016
Change in assets and liabilities:
Accounts receivable	7,968	(8,277)
Inventories	(11,017)	5,070
Prepaid expenses and other	(1,366)	4,103
Accounts payable	(3,565)	(12,669)
Accrued and other liabilities	(7,855)	(3,593)
Net cash provided by operating activities	22,115	7,167
Cash flows from investing activities:
Capital expenditures	(33,175)	(14,173)
Proceeds from disposals of property	37	76
Net cash used in investing activities	(33,138)	(14,097)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	20,000	-
Repayment of borrowings under credit facility	(1,500)	-
Repayment of amounts due under long-term contractual obligations	-	(7)
Net cash provided by (used in) financing activities	18,500	(7)

Net change in cash and cash equivalents	7,477	(6,937)

Cash and cash equivalents, beginning of the period	64,002	37,954
Cash and cash equivalents, end of the period	$ 71,479	$ 31,017

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

1.

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach.  (See Note 6.)  As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value.  These inputs include quotes for similar but not identical derivative contracts and market interest rates which are corroborated with publicly available market information.  Upon adoption of SFAS No. 157, Level 3 inputs were used to determine the opening fair value.  Subsequently, the Company was able to corroborate the inputs used to determine the fair value of its active derivative contracts, and to confirm the opening fair value.  As a result, the Company has reclassified all of its active derivative contracts to Level 2.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  This standard applies to derivative instruments, nonderivative instruments that are designed and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 161 does not change the accounting for derivative instruments and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

2.

Inventories

The composition of inventories is as follows:

	June 30, 2008	December 31, 2007
Raw materials	$ 35,112	$ 28,359
Work in process	21,120	22,588
Finished goods	35,843	30,111
Total	$ 92,075	$ 81,058

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.

Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	June 30, 2008	December 31, 2007
Land and buildings	$ 54,751	$ 54,016
Machinery, equipment and systems	427,952	399,599
Leasehold improvements	39,719	38,466
Construction in progress	3,015	4,195
	525,437	496,276
Less: Accumulated depreciation	(275,211)	(252,303)
Total	$ 250,226	$ 243,973

4.

Long-term Debt

The composition of long-term debt is as follows:

	June 30, 2008	December 31, 2007
2006 Credit Agreement:
Term loans	$ 18,500	$ -
Revolving credit loans	-	-
Senior Subordinated Notes, due 2011	200,000	200,000
Capital leases	7,063	6,613
	225,563	206,613
Less: Current maturities	(8,418)	(1,796)
	$ 217,145	$ 204,817

During the first quarter of 2008, the Company borrowed $20,000 under the 2006 Credit Agreement, which was subsequently converted to a term loan as required by the original terms of the 2006 Credit Agreement. During the second quarter of 2008, the Company paid a scheduled $1,500 payment, and the balance is repayable in quarterly installments through July 2010.  As of June 30, 2008, approximately $56,250 of the revolving credit facility under the 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $3,750.

5.

Restructuring and Impairment

The Company’s reserve for restructuring activities declined by a net $311 to $4,856 during the six months ended June 30, 2008, due to payments of $480 primarily related to lease and other contractual commitments, off-set by accretion of interest on discounted restructuring liabilities of $169.  For the six months ended June 30, 2007, the reserve for restructuring activities declined a net $324 to $5,743, primarily due to payments of $601 related to leases and other contractual commitments and $236 related to personnel and severance, offset by additional expense and accretion of interest on discounted restructuring liabilities totaling $513.

6.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts to fix exchange rates for future expected cash flows.  The Company’s currency forward contracts as of June 30, 2008, relate only to Chinese Renminbi (“RMB”) exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, such contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the three and six month periods ended June 30, 2008, a $432 gain and a $1,036 gain, respectively, were reclassified from other comprehensive income to cost of goods sold upon the settlement of foreign currency forward contracts.  For the three and six month periods ended June 30, 2007, a $7 gain and a $41 gain, respectively, were reclassified from other comprehensive income to cost of goods sold upon the settlement of foreign currency forward contracts.

At June 30, 2008, the Company had foreign exchange contracts outstanding with a notional amount of 720,000 Chinese RMB, at a weighted average exchange rate of 6.721, with a weighted average remaining maturity of 6.5 months.  Related to these contracts, at June 30, 2008, deferred gains of $1,323 (net of tax of $0) measured using Level 2 inputs (see Note 1), were recorded in prepaid expenses and other assets and other comprehensive income on the condensed consolidated balance sheet.  All cash flow hedges were effective, and therefore, no gain or loss was recorded in earnings.

7.

Stock-based Compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), stock compensation expense is recorded in the condensed consolidated statements of operations as follows:

Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold	$ 22	$ 39	$ 58	$ 149
Selling, general and administrative	203	322	399	1,263
	$ 225	$ 361	$ 457	$ 1,412

The following table summarizes the stock option activity from January 1, 2008, through June 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,765,600	$ 12.63
Granted	12,000	12.63
Exercised	-	-
Forfeited	(90,400)	12.63
Outstanding at June 30, 2008	2,687,200	12.63

Options exercisable at June 30, 2008	2,310,782	12.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the six months ended June 30:

	2008	2007
Expected life of options	5.8 years	5.0 years
Risk free interest rate	2.71%	4.63-4.76%
Expected volatility of stock	52%	61-64%
Expected dividend yield	None	None

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

9.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$ 4,181	$ (2,235)	$ 8,270	$ (9,668)
Change in fair value of derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	(755)	(286)	973	(454)
Foreign currency translation adjustments	-	3	-	(14)
Comprehensive income (loss)	$ 3,426	$ (2,518)	$ 9,243	$ (10,136)

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

Total assets by segment are as follows:

	June 30, 2008	December 31, 2007
Total assets:
Printed Circuit Boards	$ 488,853	$ 478,690
Assembly	120,467	113,092
Other	37,375	37,451
	$ 646,695	$ 629,233

Net sales and operating income by segment, together with a reconciliation to income (loss) before income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30
	2008	2007	2008	2007
Net sales to external customers:
Printed Circuit Boards	$ 124,818	$ 118,155	$ 253,731	$ 225,108
Assembly	63,339	63,243	114,945	115,870
Total	$ 188,157	$ 181,398	$ 368,676	$ 340,978

Intersegment sales:
Printed Circuit Boards	$ 6,101	$ 5,613	$ 10,356	$ 9,052
Assembly	-	-	-	-
Total	$ 6,101	$ 5,613	$ 10,356	$ 9,052

Operating income (loss):
Printed Circuit Boards (a)	$ 12,128	$ 4,020	$ 26,362	$ 7,896
Assembly (a)	650	2,549	(2,171)	3,085
Other	-	(230)	-	(318)
Total	12,778	6,339	24,191	10,663

Interest expense, net	5,398	5,412	10,919	10,905
Amortization of deferred financing costs	516	516	1,032	1,033
Other, net	(1,318)	277	(2,537)	155
Income (loss) before income taxes	$ 8,182	$ 134	$ 14,777	$ (1,430)

(a)

During the first quarter of 2008, the Company refined its methodology for allocating common selling, general and administrative expenses to its segments to better reflect the efforts undertaken to support each segment.  Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the three and six months ended June 30, 2007, operating income by segment has been restated to conform to the presentation in the current period.

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

Balance Sheet as of June 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$ 686	$ 27,487	$ 43,306	$ -	$ 71,479
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	24,816	102,542	-	127,358
Inventories	-	12,792	79,283	-	92,075
Other current assets	-	2,657	10,727	-	13,384
Total current assets	686	68,055	235,858	-	304,599
Property, plant and equipment, net	-	12,353	237,873	-	250,226
Other assets, net	4,681	114	87,075	-	91,870
Investment in subsidiaries	672,956	357,861	-	(1,030,817)	-
Total assets	$ 678,323	$ 438,383	$ 560,806	$ (1,030,817)	$ 646,695
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$ -	$ -	$ 8,418	$ -	$ 8,418
Accounts payable	-	12,558	96,642	-	109,200
Accrued and other liabilities	10,175	10,372	42,233	-	62,780
Total current liabilities	10,175	22,930	147,293	-	180,398
Long-term debt, less current maturities	200,000	-	17,145	-	217,145
Other non-current liabilities	-	9,903	22,294	-	32,197
Intercompany payable / (receivable)	257,746	(268,746)	11,000	-	-
Total liabilities	467,921	(235,913)	197,732	-	429,740
Total paid-in capital and accumulated deficit	209,163	672,956	357,861	(1,030,817)	209,163
Accumulated other comprehensive income (loss)	1,239	1,340	5,213	-	7,792
Total liabilities and stockholder’s equity	$ 678,323	$ 438,383	$ 560,806	$ (1,030,817)	$ 646,695

Balance Sheet as of December 31, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$ 653	$ 28,464	$ 34,885	$ -	$ 64,002
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	24,334	110,992	-	135,326
Inventories	-	11,687	69,371	-	81,058
Other current assets	-	2,668	8,381	-	11,049
Total current assets	653	67,456	223,629	-	291,738
Property, plant and equipment, net	-	10,823	233,150	-	243,973
Other assets, net	5,405	114	88,003	-	93,522
Investment in subsidiaries	657,945	349,785	-	(1,007,730)	-
Total assets	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$ -	$ -	$ 1,796	$ -	$ 1,796
Accounts payable	-	9,138	103,627	-	112,765
Accrued and other liabilities	9,625	15,402	41,690	-	66,717
Total current liabilities	9,625	24,540	147,113	-	181,278
Long-term debt, less current maturities	200,000	-	4,817	-	204,817
Other non-current liabilities	-	10,385	25,499	-	35,884
Intercompany payable / (receivable)	252,832	(265,060)	12,228	-	-
Total liabilities	462,457	(230,135)	189,657	-	421,979
Total paid-in capital and accumulated deficit	200,435	657,945	349,785	(1,007,730)	200,435
Accumulated other comprehensive income	1,111	368	5,340	-	6,819
Total liabilities and stockholder’s equity	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233

Statement of Operations for the three months ended June 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 44,706	$ 161,865	$ (18,414)	$ 188,157
Operating expenses:
Cost of goods sold, exclusive of items shown separately	21	40,963	124,882	(18,414)	147,452
Selling, general and administrative	204	4,548	9,613	-	14,365
Depreciation	-	883	12,366	-	13,249
Amortization	81	-	232	-	313
Operating (loss) income	(306)	(1,688)	14,772	-	12,778
Other expense (income):
Interest expense (income), net	2,806	(5,897)	8,489	-	5,398
Amortization of deferred financing costs	306	-	210	-	516
Other, net	6	167	(1,491)	-	(1,318)
Equity in (earnings) loss of subsidiaries	(7,605)	(3,563)	-	11,168	-
Income (loss) before income taxes	4,181	7,605	7,564	(11,168)	8,182
Income tax provision	-	-	4,001	-	4,001
Net income (loss)	$ 4,181	$ 7,605	$ 3,563	$ (11,168)	$ 4,181

Statement of Operations for the six months ended June 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 87,438	$ 318,467	$ (37,229)	$ 368,676
Operating expenses:
Cost of goods sold, exclusive of items shown separately	57	80,308	244,746	(37,229)	287,882
Selling, general and administrative	400	8,709	20,580	-	29,689
Depreciation	-	1,667	24,622	-	26,289
Amortization	162	-	463	-	625
Operating (loss) income	(619)	(3,246)	28,056	-	24,191
Other expense (income):				-
Interest expense (income), net	5,434	(11,823)	17,308	-	10,919
Amortization of deferred financing costs	615	-	417	-	1,032
Other, net	73	1,631	(4,241)	-	(2,537)
Equity in (earnings) loss of subsidiaries	(15,011)	(8,076)	-	23,087	-
(Loss) income before income taxes	8,270	15,022	14,572	(23,087)	14,777
Income tax provision	-	11	6,496	-	6,507
Net (loss) income	$ 8,270	$ 15,011	$ 8,076	$ (23,087)	$ 8,270

Statement of Operations for the three months ended June 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 44,883	$ 154,882	$ (18,367)	$ 181,398
Operating expenses:
Cost of goods sold, exclusive of items shown separately	39	39,606	126,169	18,367)	147,447
Selling, general and administrative	322	7,849	6,563	-	14,734
Depreciation	24	594	11,707	-	12,325
Amortization	74	-	249	-	323
Restructuring and impairment	-	-	230	-	230
Operating (loss) income	(459)	(3,166)	9,964	-	6,339
Other expense (income):
Interest expense (income), net	1,640	(5,894)	9,666	-	5,412
Amortization of deferred financing costs	309	-	207	-	516
Other, net	-	(1,929)	2,206	-	277
Equity in (earnings) loss of subsidiaries	(173)	4,199	-	(4,026)	-
Income (loss) before income taxes	(2,235)	458	(2,115)	4,026	134
Income tax provision (benefit)	-	285	2,084	-	2,369
Net income (loss)	$ (2,235)	$ 173	$ (4,199)	$ 4,026	$ (2,235)

Statement of Operations for the six months ended June 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 79,320	$ 291,566	$ (29,908)	$ 340,978
Operating expenses:
Cost of goods sold, exclusive of items shown separately	149	70,014	234,677	(29,908)	274,932
Selling, general and administrative	1,263	15,886	12,661	-	29,810
Depreciation	46	1,186	23,379	-	24,611
Amortization	145	-	499	-	644
Restructuring and impairment	-	-	318	-	318
Operating (loss) income	(1,603)	(7,766)	20,032	-	10,663
Other expense (income):
Interest expense (income), net	3,267	(11,719)	19,357	-	10,905
Amortization of deferred financing costs	618	-	415	-	1,033
Other, net	-	(4,816)	4,971	-	155
Equity in (earnings) loss of subsidiaries	4,180	12,498	-	(16,678)	-
Income (loss) before income taxes	(9,668)	(3,729)	(4,711)	16,678	(1,430)
Income tax provision (benefit)	-	451	7,787	-	8,238
Net income (loss)	$ (9,668)	$ (4,180)	$ (12,498)	$ 16,678	$ (9,668)

Statement of Cash Flows for the six months ended June 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$ 33	$ 2,230	$ 19,852	$ -	$ 22,115
Net cash provided by (used in) investing activities	-	(3,207)	(29,931)	-	(33,138)
Net cash provided by (used in) financing activities	-	-	18,500	-	18,500
Net change in cash and cash equivalents	33	(977)	8,421	-	7,477
Cash and cash equivalents, beginning of the period	653	28,464	34,885	-	64,002
Cash and cash equivalents, end of the period	$ 686	$ 27,487	$ 43,306	$ -	$ 71,479

Statement of Cash Flows for the six months ended June 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$ (677)	$ 6,201	$ 1,643	$ -	$ 7,167
Net cash provided by (used in) investing activities	-	(2,685)	(11,412)	-	(14,097)
Net cash provided by (used in) financing activities	-	(7)	-	-	(7)
Net change in cash and cash equivalents	(677)	3,509	(9,769)	-	(6,937)
Cash and cash equivalents, beginning of the period	701	13,244	24,009	-	37,954
Cash and cash equivalents, end of the period	$ 24	$ 16,753	$ 14,240	$ -	$ 31,017

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

Results of Operations

Three Months Ended June 30, 2008, Compared to the Three Months Ended June 30, 2007

Net Sales.  Net sales for the three months ended June 30, 2008, were $188.2 million, representing a $6.8 million, or 3.7%, increase from net sales during the same period in 2007.

Net sales by end-user market for the three months ended June 30, 2008 and 2007, were as follows:

End-User Market (dollars in millions)	2008	2007
Automotive	$ 72.5	$ 66.7
Telecommunications	48.1	58.9
Industrial & Instrumentation, Medical, Consumer and Other	46.7	39.1
Computer and Datacommunications	20.9	16.7
Total Net Sales	$ 188.2	$ 181.4

Our net sales of products for end use in the automotive market grew by approximately 8.7% during the three months ended June 30, 2008, compared to the same period in 2007 based on sustained strong demand by European and Asian automotive producers, partially offset by weak demand in North America.  Net sales of products ultimately used in the telecommunications market declined by approximately 18.3% from the quarter ended June, 30, 2007, to the quarter ended June 30, 2008, primarily as a result of weak demand from our customers on select product offerings.  In the industrial & instrumentation, medical, consumer and other markets, new wind power related programs with an existing customer was the primary driver of our 19.4% increase in net sales to this end user market, in which a broad base of other customers remained stable.  An approximate 25.1% increase in second quarter net sales of our products for use in the computer and datacommunications markets is largely the result of sales to a new customer and increased demand from existing customers.

Net sales by segment for the three months ended June 30, 2008 and 2007, were as follows:

Segment (dollars in millions)	2008	2007
Printed Circuit Boards	$ 130.9	$ 123.8
Assembly	63.3	63.2
Eliminations	(6.0)	(5.6)
Total Net Sales	$ 188.2	$ 181.4

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended June 30, 2008, increased by $7.1 million, or 5.7%, to $130.9 million as compared to the second quarter of 2007.  The majority of the increase is a result of an increase in volume of more than 4% along with improved product mix.

Assembly segment net sales were relatively unchanged for the three months ended June 30, 2008, as compared to the second quarter of 2007, as reduced demand from select customers in the telecommunications end markets was more than offset by new wind power related programs with an existing customer in the industrial & instrumentation, medical, consumer and other end market.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations of $147.5 million for the three months ended June 30, 2008, was relatively unchanged as compared to the second quarter of 2007.  Cost of good sold, exclusive of items shown separately for the 3 months ended June 30, 2008, was 78.4% of consolidated net sales, which represents a 2.9 percentage point improvement from the 81.3% of consolidated net sales for the second quarter of 2007.

The materials and supplies used to support our production are the most significant costs in our Printed Circuit Boards segment.  The costs of materials, labor and overhead in the segment have been impacted by adverse trends in global commodities, currency exchange rates and recent minimum wage increases.  Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases.  Other cost trends in China, including increases in electricity and diesel fuel costs beginning in July 2008, are further expected to impact our costs adversely. Economies of scale help to offset a portion of the increased costs.  Cost of goods sold for the second quarter of 2008, as compared to the same period in the prior year, was favorably impacted by the elimination of professional fees associated with our continuing initiatives to reduce costs of materials and production. In addition to the $4.2 million improvement related to the professional fees, the second quarter of 2008 reflects some cost improvements associated with these initiatives.

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

Selling, General and Administrative Costs.  Selling, general and administrative costs were $14.4 million for the three months ended June 30, 2008, which represents a $0.3 million reduction as compared to the same period in the prior year.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment.

Depreciation.  Depreciation expense for the three months ended June 30, 2008, was $13.2 million, including $11.5 million related to our Printed Circuit Boards segment and $1.7 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards and Assembly segments increased by approximately $0.7 million and $0.2 million, respectively, compared to the same period last year primarily as a result of investment in new equipment.

Operating Income.  Operating income of $12.8 million for the three months ended June 30, 2008, represents an increase of $6.5 million compared to operating income of $6.3 million during the three months ended June 30, 2007.  The primary sources of operating income for the three months ended June 30, 2008 and 2007, were as follows:

Source (dollars in millions)	2008	2007
Printed Circuit Boards segment (a)	$ 12.1	$ 4.0
Assembly segment (a)	0.7	2.5
Restructuring activities	-	(0.2)
Net Operating Income	$ 12.8	$ 6.3

(a)

During the first quarter of 2008, we refined our methodology for allocating common selling, general and administrative expenses to our segments to better reflect the efforts undertaken to support each segment. Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the three months ended June 30, 2007, operating income by segment has been restated to conform to the presentation in the current period.

The operating income from our Printed Circuit Boards segment increased by $8.1 million to $12.1 million for the three months ended June 30, 2008, compared to $4.0 million of operating income for the same period in the prior year.  The increase is primarily the result of increased sales volume, cost improvements, and a reduction in professional fees associated with our continuing initiatives to reduce costs of materials and production, partially offset by increased depreciation expense.

The operating income from our Assembly segment was $0.7 million for the three months ended June 30, 2008, compared to $2.5 million of operating income in the first quarter of 2007.  The decline is primarily the result of additional startup costs associated with new product introductions. In addition, currency and increased depreciation expense negatively impacted operating income.

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

Reconciliations of operating income to Adjusted EBITDA for the three months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,
Source (dollars in millions)	2008	2007
Operating Income	$ 12.8	$ 6.3
Add-back
Depreciation and Amortization	13.6	12.6
Restructuring and impairment	-	0.2
Non-cash stock compensation expense.	0.2	0.4
Adjusted EBITDA	$ 26.6	$ 19.5

Adjusted EBITDA increased by $7.1 million, or 36.4%, primarily as a result of a more than 100% increase in operating income.

Interest Expense, net.  Interest expense, net of interest income, was $5.4 million for both of the three month periods ended June 30, 2008 and 2007.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense under our 2006 Credit Agreement was $0.3 million for the three months ended June 30, 2008, as compared to $0.2 million in the same period last year.  This expense varies from period to period based on the outstanding principal on the term loan and revolving loans and letters-of-credit outstanding, all of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.2 million during each of the quarters ended June 30, 2008 and 2007.

Interest income increased $0.2 million to $0.5 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, on higher cash deposits in interest bearing accounts.

Other Income.  Other income, net increased $1.6 million to $1.3 million for the three months ended June 30, 2008, as compared to the same period in the prior year. The increase is primarily the result of foreign currency remeasurement during the second quarter of 2008, while the Chinese RMB appreciated more than 5% against the U.S. Dollar.

Income Taxes.  Income tax expense of $4.0 million for the three months ended June 30, 2008, compares to income tax expense of $2.4 million for the quarter ended June 30, 2007.

Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

Results of Operations

 Six Months Ended June 30, 2008, Compared to the Six Months Ended June 30, 2007

Net Sales.  Net sales for the six months ended June 30, 2008, were $368.7 million, representing a $27.7 million, or 8.1%, increase from net sales during the same period in 2007.

Net sales by end-user market for the six months ended June 30, 2008 and 2007, were as follows:

End-User Market (dollars in millions)	2008	2007
Automotive	$ 142.0	$ 128.1
Telecommunications	97.0	104.2
Industrial & Instrumentation, Medical, Consumer and Other	87.4	76.5
Computer and Datacommunications	42.3	32.2
Total Net Sales	$ 368.7	$ 341.0

Our net sales of products for end use in the automotive market grew by approximately 10.9% during the six months ended June 30, 2008, compared to the same period in 2007 based on sustained strong demand, and new program wins with European and Asian automotive producers, partially offset by weak demand in North America.  Net sales of products ultimately used in the telecommunications market declined by approximately 6.9% from the six months ended June 30, 2007, to the six months ended June 30, 2008, primarily as a result of weak demand from our customers on select product offerings.  In the industrial & instrumentation, medical, consumer and other market, new wind power related programs with an existing customer was the primary driver of our 14.3% increase in net sales to this end use market, in which a broad base of other customers remained stable.  An approximate 31.4% increase in net sales for the six months ended June 30, 2008, of our products for use in the computer and datacommunications markets is largely the result of a new customer and increased demand from existing customers.

Net sales by segment for the six months ended June 30, 2008 and 2007, were as follows:

Segment (dollars in millions)	2008	2007
Printed Circuit Boards	$ 264.1	$ 234.2
Assembly	114.9	115.9
Eliminations	(10.3)	(9.1)
Total Net Sales	$ 368.7	$ 341.0

Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2008, increased by $29.9 million, or 12.8% to $264.1 million.  The majority of the increase is a result of an increase in volume of more than 8% along with improved product mix.

Assembly segment net sales were relatively unchanged for the six months ended June 30, 2008, compared with the same period during 2007 as reduced demand from select customers in our telecommunications end market were offset by new wind power related programs with an existing customer in our industrial & instrumentation end market.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the six months ended June 30, 2008, was $287.9 million, or 78.1% of consolidated net sales.  This represents a 2.5 percentage point improvement from the 80.6% of consolidated net sales for the six months ended June 30, 2007.

The materials and supplies used to support our production are the most significant costs in our Printed Circuit Boards segment.  The costs of materials, labor and overhead in the segment have been impacted by adverse trends in global commodities, currency exchange rates and recent minimum wage increases.  Copper, which is used in our circuit plating processes, and which is used by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products, has also increased substantially year-over-year in line with global copper trading price increases.  Other cost trends in China, including increases in electricity and diesel fuel costs beginning in July 2008, are further expected to impact our costs adversely. Economies of scale help to offset a portion of the increased costs.  Cost of goods sold for the six months ended June 30, 2008, as compared to the same period in the prior year, was favorably impacted by the elimination of professional fees associated with our continuing initiatives to reduce costs of materials and production. In addition to the $4.9 million improvement related to the professional fees, the period reflects some cost improvements associated with these initiatives.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  For the six months ended June 30, 2008, product mix favorably impacted cost of goods sold.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $29.7 million for the six months ended June 30, 2008, which was relatively constant, compared to the same period in the prior year.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment.

Depreciation.  Depreciation expense for the six months ended June 30, 2008, was $26.3 million, including $22.8 million related to our Printed Circuit Boards segment and $3.5 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by approximately $1.2 million compared to the same period last year primarily as a result of investment in new owned and leased equipment.

Operating Income.  Operating income of $24.2 million for the six months ended June 30, 2008, represents an increase of $13.5 million compared to operating income of $10.7 million during the six months ended June 30, 2007.  The primary sources of operating income or loss for the six months ended June 30, 2008 and 2007, were as follows:

Source (dollars in millions)	2008	2007
Printed Circuit Boards segment (a)	$ 26.4	$ 7.9
Assembly segment (a)	(2.2)	3.1
Restructuring activities	-	(0.3)
Operating Income	$ 24.2	$ 10.7

(a)

During the first quarter of 2008, we refined our methodology for allocating common selling, general and administrative expenses to our segments to better reflect the efforts undertaken to support each segment. Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the six months ended June 30, 2007, operating income by segment has been restated to conform to the presentation in the current period.

Operating income of our Printed Circuit Boards segment increased by $18.5 million to $26.4 million for the six months ended June 30, 2008, compared to $7.9 million of operating income for the same period in the prior year.  The increase is primarily the result of increased sales volume, cost improvements, and a reduction in professional fees associated with our continuing initiatives to reduce costs of materials and production, partially offset by increased depreciation expense.

Operating income of our Assembly segment declined by $5.3 million to a loss of $2.2 million for the six months ended June 30, 2008, compared to $3.1 million of operating income for the same period in the prior year.  The decline is primarily the result of currency exchange rates and increased depreciation expense along with additional startup costs associated with new product introductions.

Adjusted EBITDA.  Reconciliations of operating income to Adjusted EBITDA for the six months ended June 30, 2008 and 2007, were as follows:

	Six Months Ended June 30,
Source (dollars in millions)	2008	2007
Operating Income	$ 24.2	$ 10.7
Add-back
Depreciation and Amortization	26.9	25.3
Restructuring and impairment	-	0.3
Non-cash stock compensation expense.	0.5	1.4
Adjusted EBITDA	$ 51.6	$ 37.7

Adjusted EBITDA increased by $13.9 million, or 36.9% as a result of a more than 125% increase in operating income.

Interest Expense, net.  Interest expense, net of interest income for both six month periods ended June 30, 2008 and 2007, was $10.9 million. Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $10.6 million in each six month period as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense under our 2006 Credit Agreement was $0.7 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively. This expense varies from period to period based on the outstanding principal on the term loan, revolving loans and letters-of-credit, all of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.3 million during both of the six month periods ended June 30, 2008 and 2007.

Interest income increased $0.3 million to $0.8 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, on higher cash deposits in interest bearing accounts.

Income Taxes.  Income tax expense of $6.5 million for the six months ended June 30, 2008, compares to income tax expense of $8.2 million for the same period of the prior year.  During the three months ended March 31, 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China.  The income tax provision for the six months ended June 30, 2007, included approximately $4.0 million of deferred tax expense related to this revaluation.

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

Net cash provided by operating activities for the six months ended June 30, 2008 and 2007, were $22.1 million and $7.2 million, respectively.  The improvement in net cash from operating activities is primarily due to increased operating income, offset in part by spending to build raw material inventories at our manufacturing sites in the People’s Republic of China, in anticipation of delivery restrictions during the 2008 Summer Olympic Games.

Net cash used in investing activities was $33.1 million for the six months ended June 30, 2008, compared to $14.1 million for the six months ended June 30, 2007, which all related to capital expenditures. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet these developing customer requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  In addition, our potential for growth in this segment may be limited if we do not expand production capacities through incremental capital expenditures.  Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2008 and 2007, were $28.7 million, and $14.2 million, respectively.

Net cash provided by financing activities was $18.5 million for the six months ended June 30 2008. In January 2008, we borrowed $20.0 million under the 2006 Credit Agreement, which we subsequently converted to a term loan (the “Term Loan”) as required by the original terms of the 2006 Credit Agreement.  During the second quarter of 2008 we paid a scheduled $1.5 million payment.  The Term Loan is payable in quarterly installments through July 2010, with remaining maturities of $3.0 million, $7.5 million and $8.0 million in 2008, 2009 and 2010, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging activities historically have not been material, and gains or losses from these activities have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At June 30, 2008, there were foreign currency hedge instruments outstanding with a notional value of 720 million Chinese RMB related to our Asian operations.

Item 4. Controls and Procedures

As of June 30, 2008, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 4, 2008.

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