Form 10-Q
period 2008-09-30
VIASYSTEMS INC
filed 2008-11-05
CIK 1041380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Viasystems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	2
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	4
Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 5. Other Information	25

Item 6. Exhibits	25

SIGNATURES	26

EXHIBIT INDEX	27

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$ 61,818	$ 64,002
Restricted cash	303	303
Accounts receivable, net	139,312	135,326
Inventories	91,213	81,058
Prepaid expenses and other	13,228	11,049
Total current assets	305,874	291,738
Property, plant and equipment, net	245,547	243,973
Goodwill	79,485	79,485
Intangible assets, net	6,037	6,904
Deferred financing costs, net	4,433	5,980
Other assets	1,425	1,153
Total assets	$ 642,801	$ 629,233

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$ 8,929	$ 1,796
Accounts payable	112,302	112,765
Accrued and other liabilities	58,673	66,717
Total current liabilities	179,904	181,278
Long-term debt, less current maturities	215,176	204,817
Other non-current liabilities	32,278	35,884
Total liabilities	427,358	421,979

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,437,828	2,437,177
Accumulated deficit	(2,225,399)	(2,236,742)
Accumulated other comprehensive income	3,014	6,819
Total stockholder’s equity	215,443	207,254
Total liabilities and stockholder’s equity	$ 642,801	$ 629,233

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$ 196,343	$ 186,278	$ 565,019	$ 527,256
Operating expenses:
Cost of goods sold, exclusive of items shown separately	158,580	148,325	446,462	423,257
Selling, general and administrative	13,249	14,778	42,938	44,588
Depreciation	13,550	12,275	39,839	36,886
Amortization	311	315	936	959
Restructuring and impairment	-	196	-	514
Operating income	10,653	10,389	34,844	21,052
Other expense (income):
Interest expense, net	5,411	5,465	16,330	16,370
Amortization of deferred financing costs	515	516	1,547	1,549
Other, net	509	597	(2,028)	752
Income before income taxes	4,218	3,811	18,995	2,381
Income tax provision	1,145	(2,486)	7,652	5,752
Net income (loss)	$ 3,073	$ 6,297	$ 11,343	$ (3,371)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 11,343	$ (3,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,775	37,845
Amortization of deferred financing costs	1,547	1,549
Loss on disposition of assets, net	569	246
Non-cash impact of exchange rate changes	111	750
Non-cash stock compensation expense	651	1,713
Deferred income taxes	16	4,032
Change in assets and liabilities:
Accounts receivable	(3,986)	(12,891)
Inventories	(10,155)	3,332
Prepaid expenses and other	(2,872)	3,811
Accounts payable	(463)	(6,785)
Accrued and other liabilities	(14,738)	(12,586)
Net cash provided by operating activities	22,798	17,645
Cash flows from investing activities:
Capital expenditures	(42,623)	(21,904)
Proceeds from disposals of property	641	78
Net cash used in investing activities	(41,982)	(21,826)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	20,000	-
Repayment of borrowings under credit facility	(3,000)	-
Repayment of amounts due under long-term contractual obligations	-	(7)
Net cash provided by (used in) financing activities	17,000	(7)

Net change in cash and cash equivalents	(2,184)	(4,188)

Cash and cash equivalents, beginning of the period	64,002	37,954
Cash and cash equivalents, end of the period	$ 61,818	$ 33,766

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

1.

Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 6).  As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value.  These inputs include quotes for similar but not identical derivative contracts and market interest rates which are corroborated with publicly available market information.  Upon adoption of SFAS No. 157, Level 3 inputs were used to determine the opening fair value of the Company’s active derivative contracts.  Subsequently, the Company was able to corroborate the opening fair value using

Level 2 inputs.  As a result, the Company has reclassified all of its derivative contracts which were active as of January 1, 2008 to Level 2.

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

2.

Inventories

The composition of inventories is as follows:

	September 30, 2008	December 31, 2007
Raw materials	$ 31,998	$ 28,359
Work in process	21,386	22,588
Finished goods	37,829	30,111
Total	$ 91,213	$ 81,058

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.

Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	September 30, 2008	December 31, 2007
Land and buildings	$ 54,767	$ 54,016
Machinery, equipment and systems	435,186	399,599
Leasehold improvements	40,679	38,466
Construction in progress	2,780	4,195
	533,412	496,276
Less: Accumulated depreciation	(287,865)	(252,303)
Total	$ 245,547	$ 243,973

4.

Long-term Debt

The composition of long-term debt is as follows:

	September 30, 2008	December 31, 2007
2006 Credit Agreement:
Term loans	$ 17,000	$ -
Revolving credit loans	-	-
Senior Subordinated Notes, due 2011	200,000	200,000
Capital leases	7,105	6,613
	224,105	206,613
Less: Current maturities	(8,929)	(1,796)
	$ 215,176	$ 204,817

During the first quarter of 2008, the Company borrowed $20,000 under the 2006 Credit Agreement, which was subsequently converted to a term loan as required by the original terms of the 2006 Credit Agreement.  Through September 30, 2008, the Company made scheduled payments of $3,000, and the balance is repayable in quarterly installments through July 2010.  As of September 30, 2008, approximately $56,250 of the revolving credit facility under the 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $3,750.

5.

Restructuring and Impairment

The Company’s reserve for restructuring activities declined by a net $804 to $4,363 during the nine months ended September 30, 2008, due to payments of $1,054 primarily related to lease and other contractual commitments, off-set by accretion of interest on discounted restructuring liabilities of $250.  For the nine months ended September 30, 2007, the reserve for restructuring activities declined a net $509 to $5,558, primarily due to payments of $1,078 related to leases and other contractual commitments and $233 related to personnel and severance, offset by additional expense and accretion of interest on discounted restructuring liabilities totaling $802.

6.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts to fix exchange rates for future expected cash flows.  The Company’s currency forward contracts as of September 30, 2008, relate only to Chinese Renminbi (“RMB”) exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, such contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the three and nine month periods ended September 30, 2008, a $307 gain and a $1,343 gain, respectively, were reclassified from other comprehensive income to cost of goods sold upon the settlement of foreign currency forward contracts.  For the three and nine month periods ended September 30, 2007, a $65 loss and a $25 loss, respectively, were reclassified from other comprehensive income to cost of goods sold upon the settlement of foreign currency forward contracts.

At September 30, 2008, the Company had foreign exchange contracts outstanding with a notional amount of 570,000 Chinese RMB, at a weighted average exchange rate of 6.6626, with a weighted average remaining maturity of 4.8 months.  Related to these contracts, at September 30, 2008, deferred losses of $3,455 (net of tax of $0) measured using Level 2 inputs (see Note 1), were recorded in accrued and other liabilities and other comprehensive income on the condensed consolidated balance sheet.  All cash flow hedges were highly effective, and therefore, no unrealized gains or losses were recognized in the results of operations for the three and nine months ended September 30, 2008 and 2007.  Subsequently, in

October 2008, the Company entered into additional foreign exchange contracts with a total notional amount of 420,000 Chinese RMB, at a weighted average exchange rate of 6.9768, which will mature from July to December 2009.

7.

Stock-based Compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), stock compensation expense is recorded in the condensed consolidated statements of operations as follows:

Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of goods sold	$ 22	$ 38	$ 80	$ 187
Selling, general and administrative	172	263	571	1,526
	$ 194	$ 301	$ 651	$ 1,713

The following table summarizes the stock option activity from January 1, 2008, through September 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,765,600	$ 12.63
Granted	12,000	12.63
Exercised	-	-
Forfeited	(95,800)	12.63
Outstanding at September 30, 2008	2,681,800	12.63

Options exercisable at September 30, 2008	2,355,918	12.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for the nine months ended September 30:

	2008	2007
Expected life of options	5.8 years	5.0 years
Risk free interest rate	2.71%	4.63-4.76%
Expected volatility of stock	52%	61-64%
Expected dividend yield	None	None

8.  Income Taxes

The Company’s income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards in the Company’s U.S. and other tax jurisdictions, the Company has not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

During the nine months ended September 30, 2008, as a result of both negotiated settlements and remeasurement of ongoing uncertain positions, the Company adjusted its reserves for uncertain tax positions in multiple jurisdictions related to transfer pricing and other matters. As a result, included in the tax provision for the three and nine months ended September 30, 2008, are reversals of tax reserves of $2,577 and $3,156, respectively.  Included in these reversals are amounts representing interest of $989 and $1,217 for the three and nine months ended September 30, 2008, respectively.

During the three months ended March 31, 2007, the Company revalued certain foreign deferred tax assets and liabilities as a result of a tax law change in China, which increased the statutory tax rate for certain subsidiaries.  The income tax provision for the nine months ended September 30, 2007, includes approximately $4,000 of deferred tax expense related to this revaluation.

9.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$ 3,073	$ 6,297	$ 11,343	$ (3,371)
Change in fair value of derivative instruments designated and qualifying as foreign currency cash flow hedging instruments	(4,778)	510	(3,805)	56
Foreign currency translation adjustments	-	-	-	(14)
Comprehensive (loss) income	$ (1,705)	$ 6,807	$ 7,538	$ (3,329)

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

Total assets by segment are as follows:

	September 30, 2008	December 31, 2007
Total assets:
Printed Circuit Boards	$ 489,962	$ 478,690
Assembly	131,410	113,092
Other	21,429	37,451
	$ 642,801	$ 629,233

Net sales and operating income by segment, together with a reconciliation to income before income taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September, 30
	2008	2007	2008	2007
Net sales to external customers:
Printed Circuit Boards	$ 121,888	$ 117,824	$ 375,619	$ 342,932
Assembly	74,455	68,454	189,400	184,324
Total	$ 196,343	$ 186,278	$ 565,019	$ 527,256

Intersegment sales:
Printed Circuit Boards	$ 5,045	$ 5,995	$ 15,401	$ 15,047
Assembly	-	-	-	-
Total	$ 5,045	$ 5,995	$ 15,401	$ 15,047

Operating income (loss):
Printed Circuit Boards (a)	$ 7,887	$ 8,404	$ 34,249	$ 16,300
Assembly (a)	2,766	2,181	595	5,266
Other	-	(196)	-	(514)
Total	10,653	10,389	34,844	21,052

Interest expense, net	5,411	5,465	16,330	16,370
Amortization of deferred financing costs	515	516	1,547	1,549
Other, net	509	597	(2,028)	752
Income before income taxes	$ 4,218	$ 3,811	$ 18,995	$ 2,381

(a)

During the first quarter of 2008, the Company refined its methodology for allocating common selling, general and administrative expenses to its segments to better reflect the efforts undertaken to support each segment.  Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the three and nine months ended September 30, 2007, operating income by segment has been restated to conform to the presentation in the current period.

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

Balance Sheet as of September 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$ 804	$ 13,426	$ 47,588	$ -	$ 61,818
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	26,219	113,093	-	139,312
Inventories	-	12,864	78,349	-	91,213
Other current assets	-	1,864	11,364	-	13,228
Total current assets	804	54,676	250,394	-	305,874
Property, plant and equipment, net	-	12,025	233,522	-	245,547
Other assets, net	4,308	114	86,958	-	91,380
Investment in subsidiaries	679,274	360,784	-	(1,040,058)	-
Total assets	$ 684,386	$ 427,599	$ 570,874	$ (1,040,058)	$ 642,801

LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$ -	$ -	$ 8,929	$ -	$ 8,929
Accounts payable	-	9,856	102,446	-	112,302
Accrued and other liabilities	4,928	16,348	37,397	-	58,673
Total current liabilities	4,928	26,204	148,772	-	179,904
Long-term debt, less current maturities	200,000	-	15,176	-	215,176
Other non-current liabilities	-	9,725	22,553	-	32,278
Intercompany payable / (receivable)	266,003	(284,166)	18,163	-	-
Total liabilities	470,931	(248,237)	204,664	-	427,358
Total paid-in capital and accumulated deficit	212,429	679,274	360,784	(1,040,058)	212,429
Accumulated other comprehensive income (loss)	1,026	(3,438)	5,426	-	3,014
Total liabilities and stockholder’s equity	$ 684,386	$ 427,599	$ 570,874	$ (1,040,058)	$ 642,801

Balance Sheet as of December 31, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$ 653	$ 28,464	$ 34,885	$ -	$ 64,002
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	24,334	110,992	-	135,326
Inventories	-	11,687	69,371	-	81,058
Other current assets	-	2,668	8,381	-	11,049
Total current assets	653	67,456	223,629	-	291,738
Property, plant and equipment, net	-	10,823	233,150	-	243,973
Other assets, net	5,405	114	88,003	-	93,522
Investment in subsidiaries	657,945	349,785	-	(1,007,730)	-
Total assets	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$ -	$ -	$ 1,796	$ -	$ 1,796
Accounts payable	-	9,138	103,627	-	112,765
Accrued and other liabilities	9,625	15,402	41,690	-	66,717
Total current liabilities	9,625	24,540	147,113	-	181,278
Long-term debt, less current maturities	200,000	-	4,817	-	204,817
Other non-current liabilities	-	10,385	25,499	-	35,884
Intercompany payable / (receivable)	252,832	(265,060)	12,228	-	-
Total liabilities	462,457	(230,135)	189,657	-	421,979
Total paid-in capital and accumulated deficit	200,435	657,945	349,785	(1,007,730)	200,435
Accumulated other comprehensive income	1,111	368	5,340	-	6,819
Total liabilities and stockholder’s equity	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233

Statement of Operations for the three months ended September 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 39,975	$ 173,639	$ (17,271)	$ 196,343
Operating expenses:
Cost of goods sold, exclusive of items shown separately	23	37,698	138,130	(17,271)	158,580
Selling, general and administrative	170	4,450	8,629	-	13,249
Depreciation	-	918	12,632	-	13,550
Amortization	79	-	232	-	311
Operating (loss) income	(272)	(3,091)	14,016	-	10,653
Other expense (income):
Interest expense (income), net	2,641	(5,834)	8,604	-	5,411
Amortization of deferred financing costs	308	-	207	-	515
Other, net	24	(857)	1,342	-	509
Equity in (earnings) loss of subsidiaries	(6,318)	(2,923)	-	9,241	-
Income (loss) before income taxes	3,073	6,523	3,863	(9,241)	4,218
Income tax provision	-	205	940	-	1,145
Net income (loss)	$ 3,073	$ 6,318	$ 2,923	$ (9,241)	$ 3,073

Statement of Operations for the nine months ended September 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 127,413	$ 492,106	$ (54,500)	$ 565,019
Operating expenses:
Cost of goods sold, exclusive of items shown separately	80	118,006	382,876	(54,500)	446,462
Selling, general and administrative	570	13,159	29,209	-	42,938
Depreciation	-	2,585	37,254	-	39,839
Amortization	241	-	695	-	936
Operating (loss) income	(891)	(6,337)	42,072	-	34,844
Other expense (income):
Interest expense (income), net	8,075	(17,657)	25,912	-	16,330
Amortization of deferred financing costs	923	-	624	-	1,547
Other, net	97	774	(2,899)	-	(2,028)
Equity in (earnings) loss of subsidiaries	(21,329)	(10,999)	-	32,328	-
Income (loss) before income taxes	11,343	21,545	18,435	(32,328)	18,995
Income tax provision	-	216	7,436	-	7,652
Net income (loss)	$ 11,343	$ 21,329	$ 10,999	$ (32,328)	$ 11,343

Statement of Operations for the three months ended September 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 48,208	$ 159,185	$ (21,115)	$ 186,278
Operating expenses:
Cost of goods sold, exclusive of items shown separately	38	42,464	126,938	(21,115)	148,325
Selling, general and administrative	263	7,249	7,266	-	14,778
Depreciation	24	623	11,628	-	12,275
Amortization	78	-	237	-	315
Restructuring and impairment	-	-	196	-	196
Operating (loss) income	(403)	(2,128)	12,920	-	10,389
Other expense (income):
Interest expense (income), net	1,587	(5,866)	9,744	-	5,465
Amortization of deferred financing costs	309	-	207	-	516
Other, net	-	(2,583)	3,180	-	597
Equity in (earnings) loss of subsidiaries	(8,596)	(2,797)	-	11,393	-
Income (loss) before income taxes	6,297	9,118	(211)	(11,393)	3,811
Income tax provision	-	522	(3,008)	-	(2,486)
Net income (loss)	$ 6,297	$ 8,596	$ 2,797	$ (11,393)	$ 6,297

Statement of Operations for the nine months ended September 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 127,528	$ 450,751	$ (51,023)	$ 527,256
Operating expenses:
Cost of goods sold, exclusive of items shown separately	187	112,478	361,615	(51,023)	423,257
Selling, general and administrative	1,526	23,135	19,927	-	44,588
Depreciation	70	1,809	35,007	-	36,886
Amortization	223	-	736	-	959
Restructuring and impairment	-	-	514	-	514
Operating (loss) income	(2,006)	(9,894)	32,952	-	21,052
Other expense (income):
Interest expense (income), net	4,854	(17,585)	29,101	-	16,370
Amortization of deferred financing costs	927	-	622	-	1,549
Other, net	-	(7,399)	8,151	-	752
Equity in (earnings) loss of subsidiaries	(4,416)	9,701	-	(5,285)	-
Income (loss) before income taxes	(3,371)	5,389	(4,922)	5,285	2,381
Income tax provision	-	973	4,779	-	5,752
Net income (loss)	$ (3,371)	$ 4,416	$ (9,701)	$ 5,285	$ (3,371)

Statement of Cash Flows for the nine months ended September 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$ 151	$ (11,240)	$ 33,887	$ -	$ 22,798
Net cash provided by (used in) investing activities	-	(3,798)	(38,184)	-	(41,982)
Net cash provided by (used in) financing activities	-	-	17,000	-	17,000
Net change in cash and cash equivalents	151	(15,038)	12,703	-	(2,184)
Cash and cash equivalents, beginning of the period	653	28,464	34,885	-	64,002
Cash and cash equivalents, end of the period	$ 804	$ 13,426	$ 47,588	$ -	$ 61,818

Statement of Cash Flows for the nine months ended September 30, 2007

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities.	$ (570)	$ 7,581	$ 10,634	$ -	$ 17,645
Net cash provided by (used in) investing activities.	-	(3,679)	(18,147)	-	(21,826)
Net cash provided by (used in) financing activities	-	(7)	-	-	(7)
Net change in cash and cash equivalents	(570)	3,895	(7,513)	-	(4,188)
Cash and cash equivalents, beginning of the period	701	13,244	24,009	-	37,954
Cash and cash equivalents, end of the period	$ 131	$ 17,139	$ 16,496	$ -	$ 33,766

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

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”).  The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, telecommunications switching equipment, data networking equipment, major household appliances, wind energy applications, and a variety of complex medical and technical instruments.  We currently have seven manufacturing facilities.  Five of our manufacturing sites are located in The People’s Republic of China (“China”) and one in Mexico to take advantage of low cost, high quality manufacturing environments.  We also have one manufacturing facility in Milwaukee, Wisconsin which provides electronic manufacturing solutions to our customers.  In addition, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

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

Results of Operations

Three Months Ended September 30, 2008, Compared to the Three Months Ended September 30, 2007

Net Sales.  Net sales for the three months ended September 30, 2008, were $196.3 million, representing a $10.0 million, or 5.4%, increase from net sales during the same period in 2007.

Net sales by end-user market for the three months ended September 30, 2008 and 2007, were as follows:

End-User Market (dollars in millions)	2008	2007
Automotive	$ 68.9	$ 63.6
Industrial & Instrumentation, Medical, Consumer and Other	60.3	42.9
Telecommunications	48.9	60.4
Computer and Datacommunications	18.2	19.4
Total Net Sales	$ 196.3	$ 186.3

Our net sales of products for end use in the automotive market grew by approximately 8.3% during the three months ended September 30, 2008, compared to the same period in 2007 based on sustained strong demand by European and Asian automotive producers, partially offset by weak demand in North America.  In the industrial & instrumentation, medical, consumer and other markets, new wind power related programs with an existing customer was the primary driver of our approximately 40.6% increase in net sales.  Partially offsetting the increase to this end user market was reduced demand for certain fabricated metal products as a customer program goes end of life.  Net sales of products ultimately used in the telecommunications market declined by approximately 19.0% from the quarter ended September 30, 2007, to the quarter ended September 30, 2008, primarily as a result of weak demand on select product offerings.  An approximate 6.2% decline in third quarter net sales of our products for use in the computer and datacommunications markets is largely the result of reduced demand from select customers, partially offset by sales to a new customer.

Net sales by segment for the three months ended September 30, 2008 and 2007, were as follows:

Segment (dollars in millions)	2008	2007
Printed Circuit Boards	$ 126.9	$ 123.8
Assembly	74.4	68.5
Eliminations	(5.0)	(6.0)
Total Net Sales	$ 196.3	$ 186.3

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended September 30, 2008, increased by $3.1 million, or 2.5%, to $126.9 million as compared to the third quarter of 2007.  The increase is a result of improved product mix, an increase in volume of approximately 1.0% and selling price increases tied to higher material costs.

Assembly segment net sales increased by $5.9 million, or 8.6% to $74.4 million for the three months ended September 30, 2008, as compared to the third quarter of 2007, primarily due to new wind power related programs with an existing customer in the industrial & instrumentation, medical, consumer and other end market, partially offset by reduced demand from select customers in the telecommunications end market.

Cost of Goods Sold.  Cost of good sold, exclusive of items shown separately for the three months ended September 30, 2008, was $158.6 million, or 80.8% of consolidated net sales.  This represents a 1.2 percentage point increase from the 79.6% of consolidated net sales for the third quarter of 2007.

The materials and supplies used to support our production are the most significant costs in our Printed Circuit Boards segment.  The costs of materials, labor and overhead in the segment have been impacted by adverse trends in global commodities, currency exchange rates and minimum wage increases.  Other cost trends in China, including increases in electricity and diesel fuel costs have further impacted our costs adversely. Economies of scale help to offset a portion of the increased costs.  Cost of goods sold for the third quarter of 2008, as compared to the same period in the prior year, was favorably impacted by the elimination of professional fees associated with our continuing initiatives to reduce costs of materials and production. In addition to the $2.6 million improvement related to the reduction in professional fees, the third quarter of 2008 reflects cost improvements associated with these initiatives.

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

Selling, General and Administrative Costs.  Selling, general and administrative costs were $13.2 million for the three months ended September 30, 2008, which represents a $1.5 million reduction as compared to the same period in the prior year.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment.  The decrease is primarily due to reduced professional fees and other cost savings initiatives, as well as lower stock compensation expense.

Depreciation.  Depreciation expense for the three months ended September 30, 2008, was $13.6 million, including $11.8 million related to our Printed Circuit Boards segment and $1.8 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards and Assembly segments increased by approximately $1.1 million and $0.4 million, respectively, compared to the same period last year primarily as a result of investment in new equipment.

Operating Income.  Operating income of $10.7 million for the three months ended September 30, 2008, represents an increase of $0.3 million compared to operating income of $10.4 million during the three months ended September 30, 2007.  The primary sources of operating income for the three months ended September 30, 2008 and 2007, were as follows:

Source (dollars in millions)	2008	2007
Printed Circuit Boards segment (a)	$ 7.9	$ 8.4
Assembly segment (a)	2.8	2.2
Restructuring activities	-	(0.2)
Operating Income	$ 10.7	$ 10.4

(a)

During the first quarter of 2008, we refined our methodology for allocating common selling, general and administrative expenses to our segments to better reflect the efforts undertaken to support each segment. Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the three months ended September 30, 2007, operating income by segment has been restated to conform to the presentation in the current period.

The operating income from our Printed Circuit Boards segment decreased by $0.5 million to $7.9 million for the three months ended September 30, 2008, compared to $8.4 million of operating income for the same period in the prior year.  The decrease is primarily the result of increased manufacturing cost and increased depreciation expense partially offset by a reduction in professional fees associated with our continuing initiatives to reduce production costs.

The operating income from our Assembly segment was $2.8 million for the three months ended September 30, 2008, compared to $2.2 million of operating income in the third quarter of 2007.  The increase is primarily the result of increased sales volume, partially offset by increased depreciation expense.

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

Reconciliations of operating income to Adjusted EBITDA for the three months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended September 30,
Source (dollars in millions)	2008	2007
Operating Income	$ 10.7	$ 10.4
Add-back
Depreciation and Amortization	13.9	12.6
Restructuring and impairment	-	0.2
Non-cash stock compensation expense.	0.2	0.3
Adjusted EBITDA	$ 24.8	$ 23.5

Adjusted EBITDA increased by $1.3 million, or 5.5%, primarily as a result of increased operating income exclusive of depreciation expense.

Interest Expense, net.  Interest expense, net of interest income, was $5.4 million for the three month period ended September 30, 2008, which was relatively unchanged from the $5.5 million for the third quarter of 2007.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense under our 2006 Credit Agreement was $0.3 million for the three months ended September 30, 2008, as compared to $0.2 million in the same period last year.  This expense varies from period to period based on the outstanding principal on the term loan and revolving loans and letters-of-credit outstanding, all of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.2 million during each of the quarters ended September 30, 2008 and 2007.

Interest income increased $0.2 million to $0.4 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, on higher cash deposits in interest bearing accounts.

Other Expense.  Other expense, net was $0.5 million for the three months ended September 30, 2008, which was relatively unchanged from the $0.6 million for the same period in the prior year.

Income Taxes.  Income tax expense of $1.1 million for the three months ended September 30, 2008, compares to income tax benefit of $2.5 million for the quarter ended September 30, 2007.  During the three months ended September 30, 2008, as a result of both negotiated settlements and remeasurement of ongoing uncertain positions, the Company adjusted its reserves for uncertain tax positions in multiple jurisdictions related to transfer pricing and other matters. As a result, included in the tax provision for the three months ended September 30, 2008, are reversals of tax reserves of $2.6 million, including $1.0 million of interest.

Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

 Nine Months Ended September 30, 2008, Compared to the Nine Months Ended September 30, 2007

Net Sales.  Net sales for the nine months ended September 30, 2008, were $565.0 million, representing a $37.7 million, or 7.1%, increase from net sales during the same period in 2007.

Net sales by end-user market for the nine months ended September 30, 2008 and 2007, were as follows:

End-User Market (dollars in millions)	2008	2007
Automotive	$ 210.9	$ 191.7
Industrial & Instrumentation, Medical, Consumer and Other	147.8	119.4
Telecommunications	145.8	164.6
Computer and Datacommunications	60.5	51.6
Total Net Sales	$ 565.0	$ 527.3

Our net sales of products for end use in the automotive market grew by approximately 10.0% during the nine months ended September 30, 2008, compared to the same period in 2007 based on sustained strong demand, and new program wins with European and Asian automotive producers, partially offset by weak demand in North America.  In the industrial & instrumentation, medical, consumer and other market, new wind power related programs with an existing customer was the primary driver of our 23.8% increase in net sales to this end use market, in which a broad base of other customers remained stable.  Net sales of products ultimately used in the telecommunications market declined by approximately 11.4% from the nine months ended September 30, 2007, to the nine months ended September 30, 2008, primarily as a result of weak demand from our customers on select product offerings.  An approximate 17.2% increase in net sales for the nine months ended September 30, 2008, of our products for use in the computer and datacommunications markets is largely the result of a new customer and increased demand from existing customers.

Net sales by segment for the nine months ended September 30, 2008 and 2007, were as follows:

Segment (dollars in millions)	2008	2007
Printed Circuit Boards	$ 391.0	$ 358.0
Assembly	189.4	184.3
Eliminations	(15.4)	(15.0)
Total Net Sales	$ 565.0	$ 527.3

Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2008, increased by $33.0 million, or 9.2% to $391.0 million.  The majority of the increase is a result of an increase in volume of more than 5.0% along with improved product mix and selling price increases introduced during the third quarter of 2008.

Assembly segment net sales increased by $5.1 million, or 2.8% for the nine months ended September 30, 2008, compared with the same period during 2007 as new wind power related programs with an existing customer in our industrial & instrumentation end market were offset by reduced demand from select customers in our telecommunications end market.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the nine months ended September 30, 2008, was $446.5 million, or 79.0% of consolidated net sales.  This represents a 1.3 percentage point improvement from the 80.3% of consolidated net sales for the nine months ended September 30, 2007.

The materials and supplies used to support our production are the most significant costs in our Printed Circuit Boards segment.  The costs of materials, labor and overhead in the segment have been impacted by adverse trends in global commodities, currency exchange rates and recent minimum wage increases.  Copper is used in our circuit plating processes and by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products.  Despite recent global copper trading price declines, the average cost of copper was more than 10% higher during the nine months ended September 30, 2008, when compared to the same period in 2007.  Other cost trends in China, including increases in electricity and diesel fuel costs beginning in July 2008, have further impacted our costs adversely. Economies of scale help to offset a portion of the increased costs.  Cost of goods sold for the nine months ended September 30, 2008, as compared to the same period in the prior year, was favorably impacted by the elimination of professional fees associated with our continuing initiatives to reduce production costs. In addition to the $5.9 million improvement related to the reduction in professional fees, the period reflects cost improvements associated with these initiatives.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  However, our costs have been negatively impacted by startup costs for production of new products, related to new customers and new programs with existing customers.  In addition, costs of materials, labor and overhead incurred in Chinese RMB were negatively impacted due to the appreciation of that currency.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $42.9 million for the nine months ended September 30, 2008, which represents a $1.7 million reduction as compared to the same period in the prior year.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and our Assembly segment.  The decrease is primarily due to reduced professional fees and other cost savings initiatives, as well as, lower stock compensation expense.

Depreciation.  Depreciation expense for the nine months ended September 30, 2008, was $39.8 million, including $34.5 million related to our Printed Circuit Boards segment and $5.3 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment and Assembly segment increased by approximately $2.3 million and $1.0 million, respectively, compared to the same period last year primarily as a result of investment in new owned and leased equipment.

Operating Income.  Operating income of $34.8 million for the nine months ended September 30, 2008, represents an increase of $13.7 million compared to operating income of $21.1 million during the nine months ended September 30, 2007.  The primary sources of operating income or loss for the nine months ended September 30, 2008 and 2007, were as follows:

Source (dollars in millions)	2008	2007
Printed Circuit Boards segment (a)	$ 34.2	$ 16.3
Assembly segment (a)	0.6	5.3
Restructuring activities	-	(0.5)
Operating Income	$ 34.8	$ 21.1

(a)

During the first quarter of 2008, we refined our methodology for allocating common selling, general and administrative expenses to our segments to better reflect the efforts undertaken to support each segment. Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the nine months ended September 30, 2007, operating income by segment has been restated to conform to the presentation in the current period.

Operating income of our Printed Circuit Boards segment increased by $17.9 million to $34.2 million for the nine months ended September 30, 2008, compared to $16.3 million of operating income for the same period in the prior year.  The increase is primarily the result of increased sales volume, net cost improvements, and a reduction in professional fees associated with our continuing initiatives to reduce production costs, partially offset by increased depreciation expense.

Operating income of our Assembly segment declined by $4.7 million to $0.6 million for the nine months ended September 30, 2008, compared to $5.3 million of operating income for the same period in the prior year.  The decline is primarily the result of additional startup costs associated with new product introductions along with currency exchange rates and increased depreciation expense.

Adjusted EBITDA.  Reconciliations of operating income to Adjusted EBITDA for the nine months ended September 30, 2008 and 2007, were as follows:

	Nine Months Ended September 30,
Source (dollars in millions)	2008	2007
Operating Income	$ 34.8	$ 21.1
Add-back
Depreciation and Amortization	40.8	37.8
Restructuring and impairment	-	0.5
Non-cash stock compensation expense.	0.7	1.7
Adjusted EBITDA	$ 76.3	$ 61.1

Adjusted EBITDA increased by $15.2 million, or 24.8% as a result of a more than 64% increase in operating income.

Interest Expense, net.  Interest expense, net of interest income for both nine month periods ended September 30, 2008 and 2007, was approximately $16.3 million. Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $15.8 million in each nine month period as the $200.0 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense under our 2006 Credit Agreement was $1.0 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.  This expense varies from period to period based on the outstanding principal on the term loan, revolving loans and letters-of-credit, all of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.5 million during both of the nine month periods ended September 30, 2008 and 2007.

Interest income increased $0.5 million to $1.2 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, on higher cash deposits in interest bearing accounts.

Income Taxes.  Income tax expense of $7.7 million for the nine months ended September 30, 2008, compares to income tax expense of $5.8 million for the same period of the prior year.  During the nine months ended September 30, 2008, as a result of both negotiated settlements and remeasurement of ongoing uncertain positions, the Company adjusted its reserves for uncertain tax positions in multiple jurisdictions related to transfer pricing and other matters.  As a result, included in the tax provision for the nine months ended September 30, 2008, are reversals of tax reserves of $3.2 million, including $1.2 million of interest.

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

Our principal liquidity requirements will be for i) $10.5 million semi-annual interest payments required in connection with our $200 million 2011 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v)  debt service requirements in connection with our credit facility with UBS, and vi) maturity date principal payment of our $200.0 million 2011 Notes.  In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007, were $22.8 million and $17.6 million, respectively.  The improvement in net cash from operating activities is primarily due to increased operating income, offset in part by spending to build inventories at our manufacturing sites in the People’s Republic of China, in anticipation of delivery restrictions during the 2008 Summer Olympic and Paralympic Games.

Net cash used in investing activities was $42.0 million for the nine months ended September 30, 2008, compared to $21.8 million for the nine months ended September 30, 2007, which was substantially related to capital expenditures. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet these developing customer requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  In addition, our potential for growth in this segment may be limited if we do not expand production capacities through incremental capital expenditures.  Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2008 and 2007, were $37.0 million, and $17.1 million, respectively.

Net cash provided by financing activities was $17.0 million for the nine months ended September 30 2008. In January 2008, we borrowed $20.0 million under the 2006 Credit Agreement, which we subsequently converted to a term loan (the “Term Loan”) as required by the original terms of the 2006 Credit Agreement.  Through the third quarter of 2008 we made scheduled payments of $3.0 million.  The Term Loan is payable in quarterly installments through July 2010, with remaining maturities of $1.5 million, $7.5 million and $8.0 million in 2008, 2009 and 2010, respectively.

Given the recent volatility in the financial markets and uncertainty about global economic conditions, management has and continues to proactively align capacity, overhead costs and operating expenses with market demand, which also more closely aligns cash outflows with inflows.  During the fourth quarter of 2008 we will continue to focus on managing inventory levels, capital expenditures and monitoring costs closely to respond to changing economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging activities historically have not been material, and gains or losses from these activities have not been material to our cash flows, financial position or results of operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At September 30, 2008, there were foreign currency hedge instruments outstanding with a notional value of 570.0 million Chinese RMB related to our Asian operations.

Item 4.  Controls and Procedures

As of September 30, 2008, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 5. Other Information

(a)

On November 4, 2008, pursuant to the terms of the Stockholders’ Agreement between the Company, Hicks, Muse, Tate and Furst Incorporated (“HMTF”), GSCP (NJ), Inc. (“GSC”) and certain other stockholders of Viasystems Group, Inc., GSC appointed Peter R. Frank to replace Robert A. Hamwee who, also on November 4, 2008, retired from his position as a member of the Board of the Company (the “Board”).  Mr. Hamwee previously served on the Compensation Committee and the Executive Committee of the Board, and the vacancy left by his retirement on each such Committee will be filled by Robert F. Cummings.  In turn, Mr. Frank will replace Mr. Cummings as a member of the Audit Committee.

Mr. Frank currently acts as the Senior Managing Director and Senior Operating Executive of Equity and Distressed Investing at GSC Group.  Mr. Frank joined GSC Group in 2001 and since 2005 has served as the Senior Operating Executive for GSC’s Recovery Funds.  He is a member of the GSC’s Board of Directors and is a member of the investment committees for GSC Recovery Funds, GSC European Corporate Debt and GSC European Mezzanine Funds.  He is also the Chief Executive Officer of GSC Acquisition Company. Prior to that, Mr. Frank was the CEO of Ten Hoeve Bros., Inc. and was an investment banker at Goldman, Sachs & Co.  He is Chairman of the Board of Atlantic Express Transportation Group, Scovill Fasteners, Inc., Worldtex, Inc., and a director of Color Spot Nurseries, Inc. and North Star Media LLC.  Mr. Frank graduated from the University of Michigan with a B.S.E.E. degree and from the Harvard Graduate School of Business Administration, with a M.B.A. degree.

(b)

There are currently no material changes to the procedures by which security holders may recommend nominees to the Board.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 5, 2008.

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

Endnotes

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 31.1

Exhibit 32.2