Form 10-K
period 2008-12-31
VIASYSTEMS INC
filed 2009-03-30
CIK 1041380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Outstanding at

Class

March 30, 2009

        Common Stock

         1,000

Documents incorporated by reference:  None

____________________________________________________________________________________________

VIASYSTEMS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

3

Item 1A.

Risk Factors

12

Item 1B.

Unresolved Staff Comments

19

Item 2.

Properties

19

Item 3.

Legal Proceedings

21

Item 4.

Submission of Matters to a Vote of Security Holders

21

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

21

Item 6.

Selected Financial Data

21

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

39

Item 8.

Financial Statements and Supplementary Data

40

Report of Independent Registered Public Accounting Firm

41

Consolidated Balance Sheets

42

Consolidated Statements of Operations

43

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive

Income (Loss)

44

Consolidated Statements of Cash Flows

45

Notes to Consolidated Financial Statements

46

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

73

Item 9A.

Controls and Procedures

73

Item 9B.

Other Information

74

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

74

Item 11.

Executive Compensation

77

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

95

Item 13.

Certain Relationships and Related Transactions, and Director Independence

97

Item 14.

Principal Accountant Fees and Services

99

PART IV

Item 15.

Exhibits and Financial Statement Schedules

99

SIGNATURES

100

EXHIBIT INDEX

101

SUBSIDIARIES OF VIASYSTEMS

 103

CERTIFICATIONS

104

PART I

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (“Report”) include the use of the terms “we” and “our” which unless specified otherwise refers collectively to Viasystems, Inc. (“Viasystems”) and its subsidiaries.  Additionally, reference to “Group” refers to Viasystems’ holding company parent, Viasystems Group, Inc.

We have made certain “forward-looking” statements in this Report under the protection of the safe harbor of forward-looking statements within the meaning of the Private Securities Litigation Act.  Such forward-looking statements include those statements made in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “anticipates,” “intends,” “plans,” “estimates” or the negative thereof or other similar expressions or comparable terminology.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements.  These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof and control by our sole stockholder.  Please refer to the “Risk Factors” section of this Report for the year ended December 31, 2008, for additional factors that could materially affect our financial performance.

Item 1.

Business

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”).  The products we manufacture include, or can be found in, a wide array of products, including automotive dash panels and control modules, telecommunications switching equipment, data networking equipment, computer storage equipment, major household appliances, wind energy applications, and a variety of complex industrial, medical and technical instruments.  Our PCB and EMS products are supplied from our Printed Circuit Boards and Assembly segments, respectively.

As of December 31, 2008, we have six manufacturing facilities located outside the United States to take advantage of low cost, high quality manufacturing environments, including five manufacturing sites in The People’s Republic of China (“China”) and one in Mexico.  In addition, as of December 31, 2008, we had one manufacturing facility in Milwaukee, Wisconsin.  In November 2008, we announced the planned closure of the Milwaukee, Wisconsin facility and its satellite final-assembly and distribution facility in Newberry, South Carolina, which we anticipate will cease operations in May 2009 and March 2009, respectively.  In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Bosch Group, Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Hewlett-Packard Company, Huawei Technologies Co. Ltd., Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc. and TRW Automotive Holdings Corp.  We have good working relationships with industry-leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc., and we supply PCBs and EMS products to these customers as well.

Our History

We are a direct, wholly owned subsidiary of Viasystems Group, Inc. (“Group”).  Group was formed in 1996 under the name Circo Craft Holding Company.  Circo Craft Holding Company had no operations prior to its first acquisition in October 1996, when it changed its name to Circo Technologies, Inc.  In January 1997, Circo Technologies, Inc. changed its name to Viasystems Group, Inc.

We were formed on April 2, 1997, and are incorporated in Delaware.  On April 10, 1997, Group contributed all of the capital stock of its then existing subsidiaries to us.  From 1997 through 2001, we expanded rapidly through the acquisitions of several businesses throughout Europe, North America and China.  During that time, we expanded our business model to include full systems assemblies, wire harnesses and cable assemblies to complement our original PCB and backpanel offerings.

From 1999 to 2001, our business was heavily reliant on the telecommunications and networking markets, as the majority of our customers were telecommunication and networking original equipment manufacturers.  In early 2001, the telecommunications and networking industries began a significant business downturn caused by the decline in capital spending related to those industries.  The decline in capital spending in the telecommunications and networking industries was exacerbated by excess inventories for those industries within the contract manufacturing supply chain.  As a result of these and other factors, in January 2003, we reorganized under prepackaged Chapter 11 proceedings.

From April 2001 through 2005, we substantially restructured our operations and closed or sold 24 under-performing or non-strategic facilities.  During that time, we streamlined our business to focus on PCBs, electro-mechanical solutions and wire harnesses, and we significantly diversified our end markets and customer base.  In order to support our customers’ local needs, we elected to maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

During 2006, we sold our wire harness business.  As a result of the disposal of the wire harness operations and our restructuring activities early in this decade, we are well positioned as a PCB and EMS manufacturer, principally in low cost areas of the world, with the ability to serve our global customer base.  Our PCB and EMS products are supplied from our Printed Circuit Boards and Assembly segments, respectively.

In November 2008, in light of global economic conditions and our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we announced a planned 2009 closure of our manufacturing facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina; as well as a planned work force reduction across our global operations, which began in November 2008 and is expected to be completed during the first half of 2009.  Depending upon the length and severity of the current global economic turndown, further actions may be required to adjust our capacity and cost structure.

We are headquartered in St. Louis, Missouri.  The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and our telephone number at that location is (314) 727-2087.  We can also be reached at our website, www.viasystems.com.

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

Electro-Mechanical Solutions – Electro-mechanical solutions include a wide variety of products and services, primarily including assembly of backplanes, custom and standard metal enclosures, cabinets, racks and sub-racks, systems integration and assembly, final product testing and fulfillment.

Our Business Strategy

Our strategy is based on the following key goals and business drivers:

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

Expansion of Our Manufacturing Capabilities in Low Cost Locations – To meet our customers' demands for high quality, low cost products and services, we have and will continue to, as market conditions allow, invest in facilities and equipment in low cost locations.  For the year ended December 31, 2008, approximately 93.7% of our net sales were generated from products produced in our operations in China and Mexico.  We will continue to develop our best-in-class technology and manufacturing processes in low cost manufacturing locations.  We believe our ability to leverage our advanced technology and manufacturing capabilities in low cost locations will enable us to grow our revenues, improve our profitability and effectively meet our customers' requirements for high quality, low cost products and services.

Concentration on High Value-Added Products and Services – We focus on providing electro-mechanical manufacturing services to leading designers and sellers of advanced electronics products that generally require custom designed, more complex products and short lead-time manufacturing services.  These products are typically lower volume, higher margin products.  We differentiate ourselves from many of our global competitors by not focusing on programs for high volume, low margin products such as cell phone handsets, personal computers or peripherals and low-end consumer electronics.

A Focus on “Green” Technologies and Practices – We are focused on incorporating “green” technologies and practices into our operations to reduce costs, mitigate potential liabilities, ensure a safe and healthy workplace for our employees, and to maintain our reputation as an environmentally responsible neighbor to the communities where we operate.  We are also focused on supporting our customers’ demands for “green” technology related products, and to that end have developed an expertise in the fabrication and assembly of wind power related technologies; and developed an expertise in our PCB manufacturing process for “heavy copper” applications, which are necessary to support hybrid automotive technologies.

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

The following table shows our net sales as a percentage by the principal end-user markets we serve:

	Year Ended December 31,
Markets	2008	2007	2006
Automotive	37.4%	36.2%	32.9%
Industrial & Instrumentation/Medical/Consumer/Other	26.6	22.3	22.7
Telecommunications	25.9	31.0	32.0
Computer/Datacommunications	10.1	10.5	12.4
Total Net Sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales.  For the years ended December 31, 2008, 2007 and 2006, sales to our 10 largest customers accounted for approximately 73.3%, 76.2% and 73.7% of our net sales, respectively.

Further, the table below highlights individual end customers that directly and indirectly account for more than ten percent of our consolidated net sales.

Customer	2008	2007	2006
Alcatel-Lucent SA (a)	16.3%	20.2%	20.8%
Continental AG (b)	13.4	(c)	(c)
Siemens AG (b)	(c)	12.4	13.7
Bosch Group	11.2	10.7	10.1
General Electric Company	10.2	(c)	(c)

(a)

Alcatel SA and Lucent Technologies, Inc. merged during 2006.  Amounts represent sales to both the individual companies prior to the merger and the combined companies after the merger.

(b)

In December 2007, Continental AG concluded the purchase of the automotive parts business unit of Siemens AG.  Sales to that business unit in 2008 are included in the table for Continental AG.  Sales to that business unit in 2007 and 2006 are included in the table for Siemens AG.  Through its other business units, Siemens AG remains a customer.

(c)

Represents less than ten percent of consolidated net sales.

Our PCB and EMS products are supplied from our Printed Circuit Boards and Assembly segments, respectively (see Note 14 to our Consolidated Financial Statements).  Sales to Alcatel-Lucent SA, Siemens AG and General Electric Company occurred in both the Printed Circuit Boards and Assembly segments.  Sales to Continental AG and Bosch Group occurred in the Printed Circuit Boards segment.

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

Full System Assembly and Test – We provide full system assembly services to customers from our facilities in China and Mexico.  These services require sophisticated logistics capabilities and supply chain management capabilities to procure components rapidly, assemble products, perform complex testing and deliver products to end users around the world.  Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including printed circuit board assemblies.  We also employ advanced test techniques to various subassemblies and final end products.  Increasingly, customers require custom, build-to-order system solutions with very short lead times.  We are focused on supporting this trend by providing supply chain solutions designed to meet their individual needs.

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

We market our products through our own sales and marketing organization and through relationships with independent sales agents around the world.  This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers.  As of December 31, 2008, we employed approximately 194 sales and marketing employees, of which 68 are account managers strategically located throughout North America, Europe and Asia.  In addition, we contract with independent sales agents strategically around the world.  Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service.  The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standard technology printed circuit boards, backpanel assemblies, printed circuit board assemblies, custom enclosures and full systems that meet increasingly narrow tolerances and specifications demanded by our customers.  Multi-layering, which involves placing multiple layers of electronic circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel.  Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel.  Interconnect products having narrow, closely spaced circuit tracks are known as fine line products.  Today, we are capable of producing commercial quantities of printed circuit boards with 48+ layers and circuit track widths as narrow as three one-thousandths of an inch.  We also have the capability to produce large format backpanels of up to 50 inches in length and as thin as four tenths of an inch.  We have developed heavy copper capabilities, up to 12 ounces per square foot, to support high-power applications.  In addition, we have developed microwave and heatsink technology to support radio frequency (“RF”) applications.  The manufacturing of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between layers, called blind or buried vias, and the ability to control the electrical properties of our products very closely (i.e., electrical impedance), which is key to transmission of high speed signals.  These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.  Our PCB operation is an industry leader in performing extensive testing of various PCB designs, materials and surface finishes for restriction of hazardous substances (“RoHS”) compliance and compatibility.

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

Quality Standards

Our quality management systems are defect prevention based, customer focused and compliant to international standards.  All of our facilities are compliant or certified to the ISO 9001:2000 - a globally accepted quality management standard.  In addition to ISO 9001:2000, we have facilities that are certified to QS 9000, TL 9000 and TS 16949 standards based on customer segment requirements.  Our facility in Guangzhou is among the first PCB factories in China to have achieved ISO 17025 certification.

Our facilities and products are also compliant to industry and regulatory requirements, including Bellcore and Underwriters Laboratories.  These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials.

Supplier Relationships

We order raw materials and components based on purchase orders, forecasts and demand patterns of our customers and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders or specific customer contracts.  We continue to work with our suppliers to develop just-in-time supply systems that reduce inventory carrying costs and contract globally, where appropriate, to leverage our purchasing volumes.  We also select our suppliers and potential suppliers on the basis of quality, on-time delivery, costs, technical capability, and potential technical advancement.  While some of our customer agreements may require certain components be sourced from specific vendors, the raw materials and component parts we use to manufacture our products, including copper and laminate, are generally available from multiple suppliers.

Competition

Our industry is highly competitive, and we believe our markets are highly fragmented.  We face competition from numerous local, regional and a number of large international providers of PCBs and electro-mechanical solutions.  Our primary direct competitors are Compeq Manufacturing Co. Ltd., Flextronics Corporation, Gold Circuit Electronics Ltd., Kingboard Chemical Holdings Ltd., LG Corp., Merix Corporation, Nanya Technology Corp., Sanmina-SCI Corp. and TTM Technologies, Inc.  Some of our primary competitors may be less highly-leveraged, may have greater access to financial or other resources or may have lower cost operations, allowing them to be better able to withstand adverse market conditions.  We believe that competition in the markets we serve is based on product quality, responsive customer service and support, and price, in part, because the cost of many of the products manufactured by us is usually low relative to the total cost of the equipment and because product reliability and prompt delivery are of greater importance to our customers.

International Operations

As of December 31, 2008, we had six manufacturing facilities located outside the United States, with sales offices in Canada, Mexico, Asia, and throughout Europe.  Our international operations produce products in China and Mexico that account for approximately 86.7% and 7.0% of our 2008 net sales, respectively, with the remaining 6.3% of net sales from products produced in the United States.  After the planned closure of our manufacturing facility in Milwaukee, Wisconsin and our final-assembly and distribution facility in Newberry, South Carolina during 2009, we expect 100% of our net sales will be from products produced outside the United States.  Approximately 66.1% and 20.6% of our 2008 net sales were from products produced in China by our Printed Circuit Boards and Assembly business segments, respectively.  We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide.  We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material affect on our results of operations, financial condition and cash flows.  See Note 14 to the consolidated financial statements for further information regarding revenues from external customers attributed to our international operations, and long lived assets located outside the United States.

Environmental

Some of our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air, ground and water, as well as the handling, storage, manufacturing and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health.  We believe that we are in material compliance with applicable environmental laws, and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us.  All of our manufacturing sites in China and the United States are certified to ISO 14001 standards for environmental quality compliance.  Further, we are not a party to any current claim or proceeding, and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us.  Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt.  However, there can be no assurance that any material environmental liability will not arise in the future such as due to a change in the law or the discovery of currently unknown conditions.

Employees

As of December 31, 2008, we had 11,608 employees.  Of these employees, 10,072 were involved in manufacturing, 1,031 in engineering, 194 in sales and marketing, and 311 in accounting and administrative capacities.  No employees were represented by a union pursuant to a collective bargaining agreement.  We have not experienced any labor problems resulting in a work stoppage or work slowdown, and we believe we have good relations with our employees.  In November 2008, we announced a planned work force reduction across our global organization which began in November 2008 and is expected to be completed during the first half of 2009. After the full implementation of the work force reductions, we expect our number of employees will approximate 10,000.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of printed circuit boards and electro-mechanical solutions.  Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2.2 million, $3.4 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.  We believe many of our processes related to the manufacturing of printed circuit boards are proprietary, including our ability to manufacture large perimeter, thick, high-layer count backpanels.  Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees and customers to protect our secrets and techniques.  We own 55 patents (including pending patents) but believe that patents have not historically constituted a significant form of intellectual property rights in our industry.  Our patents begin to expire in 10 years.  The expiration of any of these patents is not expected to have a material adverse effect on our ability to operate.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2008, was approximately $78.0 million, compared to $159.6 million at December 31, 2007.  Because some unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing periods.  The decline in backlog as of December 31, 2008, when compared to December 31, 2007, is due primarily to weaker customer demand resulting from global economic conditions.

Segments

On May 1, 2006, we completed the sale of our wire harness business, which was required to be accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We have classified the results of operations of our wire harness business as discontinued operations for all periods presented.  In connection with the disposal of  the wire harness business, we reevaluated our operating segments based on the application of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, and we identified two segments:  (i) Printed

Circuit Boards and (ii) Assembly.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our notes to consolidated financial statements for further information regarding our segments.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”) as required under our senior subordinated notes.  These reports, proxy statements and other information contain additional information about us.  You may read and copy these materials at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room.  The SEC also maintains a website that contains reports, proxy and information statements, and other information about issuers who file electronically with the SEC.  The Internet address of the site is .

Upon written request, a copy of this Annual Report on Form 10-K will be provided to any senior subordinated noteholder.  To obtain such a copy, please write to Secretary, Viasystems, Inc., 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105.

Item 1A.

Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of risks and uncertainties, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.  Although the risks described below are the risks that we believe are material, there also may be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later may prove to be material.  You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report and in our other filings with the SEC could have a material adverse effect on our business, operating results and financial condition.  Actual results, therefore, may materially differ from anticipated results described in these forward-looking statements.

Uncertainty and adverse changes in the economy and financial markets could have an adverse impact on our business and operating results.

Uncertainty or adverse changes in the economy could lead to a significant decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and pressure to reduce our prices. As a result of the recent global economic downturn, many businesses appear to be experiencing weaker demand for their products and services and, as a result, are taking a more conservative stance in ordering component inventory. Any decrease in demand for our products could have an adverse impact on our financial condition, operating results and cash flows. Uncertainty and adverse changes in the economy could also increase the cost and decrease the availability of potential sources of financing and increase our exposure to losses from bad debts, either of which could have a material adverse effect on our financial condition, operating results and cash flows.

Recent instability in the financial markets has led to the consolidation, restructuring and closure of certain financial institutions. Should any of the financial institutions who maintain our cash deposits or who are a party to our credit agreement become unable to repay our deposits or honor their commitments under our revolving credit facility, it could have a material adverse effect on our financial condition, operating results and cash flows.

Our restructuring plans may be ineffective in responding to the global economic downturn, and we may not be able to effectively execute our restructuring plans within expected costs, which could adversely affect our operating results.

In our Form 8-K filed on November 24, 2008, we announced restructuring plans that are designed to align capacity, overhead costs and operating expenses with market demand.  Effectively executing these plans within expected costs and realizing expected benefits will depend upon a number of factors, including the length and severity of the economic downturn, the time required to complete planned actions, the absence of material issues associated with workforce reductions, avoidance of unexpected disruptions in production, retention of key employees involved in implementing the restructuring plans and our ability to sell permanently idled equipment.  If we cannot effectively execute our restructuring plans, we may need to take further actions to restructure our company, which could have a material adverse effect on our financial condition, operating results and cash flows by increasing our costs relative to our sales volume.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have negative consequences on our business in the future.

As of December 31, 2008, our total outstanding indebtedness is approximately $220.7 million, with an additional $57.3 million available under our revolving credit facility.  Our net interest expense for the year ended December 31, 2008, was approximately $21.8 million.  As of December 31, 2008, our total consolidated stockholder’s equity was $199.3 million.

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

We may experience fluctuations in our operating results, and because many of our operating costs are fixed, even small revenue shortfalls can have a disproportionate effect on our operating results.

Our operating results may vary significantly for a variety of reasons, including:

•

overall economic conditions in the electronics industry and global economy;

•

pricing pressures;

•

timing of orders from and shipments to major customers;

•

our capacity relative to the volume of orders;

•

expenditures in anticipation of future sales;

•

expenditures or write-offs related to acquisitions;

•

expenditures or write-offs related to restructuring activities;

•

start-up expenses relating to new manufacturing facilities; and

•

variations in product mix.

Our historical results of operations may not be indicative of the results to be expected for any future period as a result of unanticipated revenue shortfalls.

We have a history of losses and may not be profitable in the future.

We emerged from bankruptcy on January 31, 2003, and have a history of losses and cannot assure you that we will achieve sustained profitability in the near future.  We emerged from our Chapter 11 bankruptcy reorganization on January 31, 2003, approximately four months after filing a voluntary petition for bankruptcy reorganization.  Prior to our reorganization, we incurred net losses of $295.9 million in 2002, $587.0 million in 2001 and $136.0 million in 2000.  After we emerged from bankruptcy, we incurred net losses from continuing operations of $179.6 million in 2003, $21.6 million in 2004, $107.0 million in 2005, $18.2 million in 2006 and $5.7 million in 2008.  In 2007, we had net income from continuing operations of $17.3 million.  If we cannot maintain and improve profitability, the value of our enterprise may decline.

A significant portion of our net sales is based on transactions with our largest customers; if we lose any of these customers, our sales could decline significantly.

For the years ended December 31, 2008, 2007 and 2006, sales to our 10 largest customers accounted for approximately 73.3%, 76.2% and 73.7% of our net sales, respectively.

Although we cannot assure you that our principal customers will continue to purchase products from us at past levels, we expect a significant portion of our net sales will continue to be concentrated within a small number of customers.  The loss of, or significant curtailment of purchases by, any of our principal customers could have a material adverse effect on our financial condition, operating results and cash flows.

A significant portion of our business is conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International manufacturing operations represent the majority of our business and, we expect, will represent 100% of our business after the planned closure of our manufacturing facility in Milwaukee, Wisconsin and our final-assembly and distribution facility in Newberry, South Carolina during 2009.  Sales to foreign destinations represent a significant portion of our net sales and we expect net sales to foreign markets to continue to represent a significant portion of our total net sales.  Outside the Unites States, we operate manufacturing facilities in Mexico and China.

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

Certain of our Chinese subsidiaries have operated under tax holidays during the past years.  These holidays allow a two-year tax exemption and a three-year 50% reduction in the tax rate.  In addition, the Chinese government introduced new tax legislation that went into effect January 1, 2008, resulting in increases to the corporate tax rates.  The expiration of these tax holidays and new tax legislation could have a material adverse effect on our financial condition, operating results and cash flows.

We are subject to currency fluctuations, which may affect our cost of goods sold and operating margins.

A significant portion of our costs, including payroll and rent, are denominated in foreign currencies, particularly the Chinese Renminbi (“RMB”).  Changes in exchange rates between other currencies and the U.S. dollar will affect our cost of goods sold and operating margins and could have a material adverse effect on our financial condition, operating results and cash flows.

We lease land for all of our owned and leased Chinese manufacturing facilities from the Chinese government under land use rights agreements that may be terminated by the Chinese government.

We lease from the Chinese government, through land use rights agreements, the land where our Chinese manufacturing facilities are located.  Although we believe our relationship with the Chinese government is sound, if the Chinese government decided to terminate our land use rights agreements, our assets could become impaired, and our ability to meet our customers’ orders could be impacted.  This could have a material adverse effect on our financial condition, operating results and cash flows.

There may be shortages of, or price fluctuations with respect to, raw materials, which would cause us to curtail our manufacturing or incur higher than expected costs.

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

We generate a portion of our own energy in certain of our manufacturing facilities using diesel generators, and we will be required to bear the increased cost of generating energy if the cost of oil increases.  Prices for diesel fuel rose substantially in several recent years.  Future price increases for diesel fuel would increase our cost and could have a material adverse effect on our financial condition, operating results and cash flows.

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

For many of our customers, we do not have firm long-term purchase commitments, but rather conduct business on a purchase order basis.  Customers may cancel their orders, reduce production quantities or delay production at any time for a number of reasons.  Many of our customers have over the past several years experienced significant decreases in demand for their products and services.  The uncertain economic conditions in the global economy and in several of the markets in which our customers operate have prompted some of our customers to cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated.  Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights.  Cancellations, reductions or delays of orders by customers could:

•

adversely affect our operating results by reducing the volumes of products that we manufacture for our customers;

•

delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; and

•

lower our asset utilization, which would result in lower gross margins.

We rely on the stability of the automotive industry for a significant portion of our sales.  Accordingly, the economic downturn in this industry has had, and may continue to have, a material adverse affect on our ability to forecast demand and production to meet desired sales levels.

The economic downturn in the automotive industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.  A significant portion of our sales are to customers within the automotive industry.  For the years ending December 31, 2008, 2007 and 2006, sales to customers in the automotive industry represented approximately 37.0%, 36.0% and 33.0% of our net sales, respectively.  If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have an adverse effect on our results of operations, financial condition and cash flows.

We rely on the telecommunications and networking industries for a significant portion of our sales.  Accordingly, the economic downturn in these industries has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications and networking industries.  For the years ending December 31, 2008, 2007 and 2006, sales to customers in the telecommunications and networking industries represented approximately 26.0%, 31.0% and 32.0% of our net sales, respectively.  These industries are characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand.  These industries are heavily dependent on the end markets they serve and therefore can be affected by the demand patterns of those markets.  If there were to be a weakness in these industries, it would likely have a material adverse effect on our financial condition, operating results and cash flows.

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

We are significantly influenced by affiliates of Hicks, Muse, Tate & Furst, Incorporated, whose interests may be different than ours or our sole shareholder’s.

Approximately 54.5% of the common stock of Group, our parent company, is owned by affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”).  In addition, a stockholders’ agreement among Viasystems Group, Inc., affiliates of HMTF and other existing holders of Group’s common stock provides that Group and those stockholders have agreed to take all actions necessary, including voting the shares held by those stockholders, to elect five designees of HMTF to Group’s Board of Directors.  Our Board of Directors consists of the same members as Group’s Board of Directors.  Accordingly, HMTF effectively controls the election of a majority of our Board of Directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, has significant influence over the direction of our management and policies.  Using this influence, HMTF may take actions or make decisions that are not in the same interests of Group’s other stockholders.  In addition, HMTF is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock.  Accordingly, our ability to service our indebtedness or to distribute dividends to our sole stockholder, Group, is dependent on the earnings and the distribution of funds from our subsidiaries.  The terms of our credit facility and the indenture governing our senior subordinated notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us or Group.

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

As a U.S. corporation, we and our subsidiaries are subject to the regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.  Any determination that we or any of our subsidiaries have violated the FCPA could have a material adverse effect on our financial position, operating results and cash flows.

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

If we became the subject of legal proceedings, our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty.  When appropriate and as required by U.S. GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time.  Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our consolidated financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.  Although claims have been rare in the past, because we are a manufacturer, we are subject to claims by our customers or end users of our products that we may have been negligent in our production or have infringed on intellectual property of another.

Degrading of our debt ratings would adversely affect us.

Any degrading by Moody's and S&P of our debt securities could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity.

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

In addition to our executive offices in St. Louis, Missouri, as of December 31, 2008, we operate seven principal manufacturing and two principal distribution facilities, located in three different countries with a total area of approximately 4.4 million square feet.  All of our foreign owned properties are pledged to secure our indebtedness under our credit facility.  Our leased properties are leased for terms ranging from two to 10 years.  In November 2008, we announced plans to close our manufacturing facility in Milwaukee, Wisconsin and our final assembly and distribution facility in Newberry, South Carolina.  These facilities are expected to cease operations during the first half of 2009; however, our leases for these facilities expire in 2010 and 2011, respectively.

Listed below are the principal manufacturing facilities we operated as of December 31, 2008:

Location	Size (Appx. Sq. Ft.)	Type of Interest		Description of Primary Products
United States Milwaukee, Wisconsin	305,000	Leased	(a)	Custom metal enclosure fabrication

Mexico Juarez, Mexico	89,000	Leased		Backpanel assembly, printed circuit board assembly, custom metal enclosure fabrication, and full system assembly and test
Asia Guangzhou, China	2,250,000 106,000	Owned Leased	(b)	Printed circuit board and backpanel fabrication
Zhongshan, China	799,000	Owned	(b)	Printed circuit board fabrication
Shanghai, China	430,000	Owned	(b)	Custom metal enclosure fabrication, backpanel assembly, printed circuit board assembly, and full system assembly and test
Shenzhen, China	286,000	Leased		Custom metal enclosure fabrication, printed circuit board assembly, and full system assembly and test
Qingdao, China	93,000	Leased		Full system assembly and test/cable assembly

(a)

This facility is expected to cease operations by the end of the second quarter of 2009.

(b)

Although these facilities are owned, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2050.

Listed below are the principal distribution facilities we operated as of December 31, 2008:

Location	Size (Appx. Sq. Ft.)	Type of Interest		Description of Primary Products
United States El Paso, Texas	28,000	Leased		Warehousing and distribution of EMS, backpanel assemblies, full system assemblies and printed circuit board assemblies
Newberry, South Carolina	22,000	Leased	(a)	Final-assembly and distribution of fabricated metal enclosures
Asia Hong Kong	53,000	Owned		Warehousing and distribution of PCBs, backpanel assemblies, full system assemblies and printed circuit board assemblies

(a) This facility is expected to cease operations by the end of the first quarter of 2009.

In addition to the facilities listed above, at December 31, 2008, we maintained several engineering, customer service, sales and marketing and other offices throughout North America, Europe and Asia, all of which are leased.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our outstanding common stock has been held by Group since 1997, and accordingly, there is no established public trading market for our common stock.  We have paid no dividends since inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.  Although we do not maintain our own equity compensation plan, Group maintains an equity compensation plan for the benefit of our employees.  See Note 13 in the accompanying notes to consolidated financial statements for further information on Group’s equity compensation plan.

Item 6.

Selected Financial Data (U.S. dollars in thousands)

The selected financial and other data below for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements.

You should read the selected historical consolidated financial data set forth below in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this document.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statements of Operations Data:
Net sales	$ 712,830	$ 714,343	$ 734,992	$ 652,821	$ 630,754

Operating expenses:
Cost of goods sold (1)	568,356	570,384	601,232	560,974	521,393
Selling, general and administrative (1)	52,475	58,215	56,325	66,047	65,127
Depreciation	53,285	49,704	45,422	44,234	41,622
Amortization	1,243	1,269	1,325	1,436	1,570
Restructuring and impairment (2)	15,069	278	(4,915)	27,662	1,013
Operating income (loss)	22,402	34,493	35,603	(47,532)	29

Other expense (income):
Interest expense, net	21,815	21,687	30,715	40,760	37,818
Amortization of deferred financing costs	2,063	2,065	1,678	1,613	1,305
Loss on early extinguishment of debt (3)	-	-	1,498	-	-
Reorganization expenses (reversals) (4)	-	-	-	-	(9,776)
Other, net	(711)	277	1,406	13,110	(1,468)
(Loss) income before income taxes	(765)	10,464	306	(103,015)	(27,850)

Income tax provision	4,938	(6,853)	18,514	3,953	(6,291)

(Loss) income from continuing operations (5)	(5,703)	17,317	(18,208)	(106,968)	(21,559)

Income from discontinued operations, net (1) (5)	-	-	9,475	25,739	27,307
Gain on disposition of discontinued operations, net (5)	-	-	211,170	-	-

Net (loss) income	$ (5,703)	$ 17,317	$ 202,437	$ (81,229)	$ 5,748

Balance Sheet Data (at period end):
Cash and cash equivalents	$ 83,053	$ 64,002	$ 37,954	$ 35,923	$ 112,891
Working capital	119,118	110,460	95,475	91,735	151,478
Total assets	586,042	629,233	625,890	715,676	750,409
Total debt, including current maturities	220,663	206,613	206,914	462,535	465,555
Stockholder's equity (deficit) (6)	199,294	207,254	197,868	(1,728)	56,534

(1)

Effective January 1, 2004, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”).  Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 was $615, $2,085, $1,400, $6,152 and $3,170, respectively.  Stock compensation expense included in income from discontinued operations, net for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 was $0, $0, $105, $641 and $127, respectively.

(2)

Represents restructuring charges taken to downsize and close facilities, and impairment losses related to the write-off of long-lived assets.  In 2006, restructuring and impairment includes realized gains of $5,463 related to property held for sale that was disposed of in 2006.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to consolidated financial statements.

(3)

In 2006, in connection with the termination of our 2003 credit facility, we recorded a loss on early extinguishment of debt of $1,498.

(4)

In May 2004, a promissory note to the Secretary of State for Trade and Industry of the United Kingdom was discharged in full as a result of proceeds they received from the liquidation of a disposed subsidiary of ours, thus resulting in a gain of $9,776.

(5)

On May 1, 2006, we sold our wire harness business.  All periods have been restated to reflect the wire harness business as a discontinued operation.

(6)

On January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  As a result of the adoption of FIN 48, we recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  During the fourth quarter of 2006, we adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  As a result of the adoption of SAB No. 108, we recorded an $8,628 cumulative effect adjustment to accumulated deficit on January 1, 2006.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this document.  This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results.  We based these statements on assumptions that we consider reasonable.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Part 1A – “Risk Factors” and disclosure in this Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission.

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”).  The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, telecommunications switching equipment, data networking equipment, major household appliances, wind energy applications, and a variety of complex medical and technical instruments.  As of December 31, 2008, we have seven manufacturing facilities, including five manufacturing sites in China and one in Mexico to take advantage of low cost, high quality manufacturing environments.  In addition, in order to support our customers’ local needs, we have maintained engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States (“U.S.”).  In November 2008 we announced the planned closure of our manufacturing facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina, which we anticipate will cease operations in May 2009 and March 2009, respectively.

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Bosch Group, Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Hewlett-Packard Company, Huawei Technologies Co. Ltd., Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc. and TRW Automotive Holdings Corp.  We have good working relationships with industry leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc. and we supply PCBs and EMS products to these customers as well.

Results of Operations

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Net Sales.  Net sales for the year ended December 31, 2008, were $712.8 million, representing a $1.5 million, or 0.2%, decrease from net sales for the year ended December 31, 2007.

Net sales by end-user market for the years ended December 31, 2008 and 2007, were as follows:

End-User Market (dollars in millions)	2008	2007
Automotive	$ 266.6	$ 258.8
Industrial & Instrumentation, Medical, Consumer, and Other	189.7	159.3
Telecommunications	184.2	221.2
Computer and Datacommunications	72.3	75.0
Total net sales	$ 712.8	$ 714.3

Our net sales of products for end use in the automotive market grew by approximately 3.0% during the year ended December 31, 2008, based on strong demand early in the year and new program wins with European and Asian automotive producers, partially offset by weak demand in North America throughout the year, and in all regions towards the end of the year.  The increase in the automotive market was negatively impacted by an approximately 17.0% year-over-year decline in fourth quarter 2008 net sales as a result of reduced global demand from our automotive customers.  In the industrial & instrumentation, medical, consumer and other market, new wind power related programs with an existing customer was the primary driver of our 19.1% increase in net sales to this end use market, in which a broad base of other customers remained stable.  Net sales of products ultimately used in the telecommunications market declined by approximately 16.7% from the year ended December 31, 2007, to the year ended December 31, 2008, primarily as a result of weak demand from our customers on select product offerings.  An approximate 3.6% decrease in net sales for the year ended December 31, 2008, of our products for use in the computer and data communications markets is largely the result of an approximately 49.6% year-over-year decline in fourth quarter 2008 net sales as a result of reduced global demand from our computer and data communication customers, which was partially offset by sales to a new customer and increased demand from existing customers through the first nine months of the year.

Net sales by business segment for the years ended December 31, 2008 and 2007, were as follows:

Segment (dollars in millions)	2008	2007
Printed Circuit Boards	$ 489.8	$ 489.8
Assembly	241.4	243.1
Eliminations	(18.4)	(18.6)
Total net sales	$ 712.8	$ 714.3

Printed Circuit Boards segment net sales, including intersegment sales, were flat for the year ended December 31, 2008, as compared to the prior year, as an approximately 9.2% year-over-year growth in sales through the third quarter of 2008 was offset by falling demand during the fourth quarter of 2008.  Four principal factors, including volume, selling price, product mix and currency changes, can affect PCB sales growth or decline from one period to the next.  In 2008 compared to 2007, there was a decrease in sales volume which was offset by selling price increases introduced towards the end of the third quarter 2008.

Finished PCB volume, measured as total square feet of PCB surface area, decreased by approximately 3.6% in 2008 compared to 2007, while our capacity remained unchanged.

Like most electronic components, Printed Circuit Boards segment product prices historically have declined in sequential periods as a result of competitive pressures and manufacturing cost efficiencies.  However, in September and October of 2008 we implemented limited PCB product price increases to compensate for unusually high increases in the costs of our commodity materials, including petroleum, copper and other precious metals that occurred during the first nine months of 2008.  To the extent we experience decreases in the cost of certain commodity materials, we would expect to adjust our selling prices accordingly, and our ability to pass on future material cost increases is uncertain.

Printed Circuit Boards segment sales mix is affected by several factors, including layer count, hole density, line and space density, materials content, order size and other factors.  For example, incremental layer content generally results in a higher selling price for an equivalent finished product outer surface square footage.  In 2008, the volume mixture of different layer count PCB products was consistent with 2007.  As a result, we estimate that product mix changes did not significantly impact 2008 sales as compared to 2007.

The effects of changing currency rates added less than 1.0% to sales in 2008 compared to 2007, as approximately 10% of our Printed Circuit Boards segment sales are denominated in currencies other than the U.S. dollar.

Assembly segment net sales decreased by $1.7 million, or 0.7%, to $241.4 million for the year ended December 31, 2008.  The decrease was the result of reduced demand from select customers in our telecommunications end market partially offset by new wind power related programs with an existing customer in our industrial & instrumentation end market.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations for the year ended December 31, 2008, was $568.4 million, or 79.7% of consolidated net sales.  This represents a 0.1 percentage point improvement from the 79.8% of consolidated net sales achieved during 2007.  The improvement is a result of successful implementation of cost improvement initiatives, partially offset by adverse trends in global commodities and currency exchange rates, and cost trends in China.

In our Printed Circuit Boards segment, the cost of direct materials represents approximately 60% of our cost of sales.  The quantities of materials and supplies used for production are responsible for the most significant costs in our Printed Circuit Boards segment.  Materials, labor and overhead costs in the segment have been impacted by adverse trends in global commodities and currency exchange rates and minimum wage increases.  Copper is used in our circuit plating processes, and by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products.  Despite steep global copper price declines during the fourth quarter of 2008, the average cost of copper was higher during most of 2008, when compared to 2007.

Other cost trends in China also adversely impacted our costs, including increases in electricity and diesel fuel prices which began in July 2008.  In addition, the Chinese Renminbi (“RMB”) strengthened versus the U.S. dollar by more than 5.0% during 2008.  Despite these cost increases, wages and local operating costs there remain among the most competitive in the world.  Finally, cost of goods sold was favorably impacted by the elimination of professional fees associated with initiatives to reduce production costs.  In addition to the $7.6 million improvement related to professional fees, 2008 reflects cost improvements associated with these initiatives.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  However, in 2008 our costs were negatively impacted by startup costs for production of new products related to new customers and new programs with existing customers.  In addition, costs of materials, labor and overhead incurred in Chinese RMB were negatively impacted due to the appreciation of that currency.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $52.5 million, or 7.4% of net sales for the year ended December 31, 2008, and decreased by $5.7 million compared to the year ended December 31, 2007.  The decrease is primarily due to reduced professional fees and other cost savings initiatives, as well as lower bonus and stock-based compensation.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and Assembly segment.

Depreciation.  Depreciation expense for the year ended December 31, 2008, was $53.3 million, including $46.3 million related to our Printed Circuit Boards segment and $7.0 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment and Assembly segment increased by approximately $2.6 million and $1.0 million, respectively, compared to the year ended December 31, 2007, as a result of investment in new equipment.

Restructuring and Impairment.  In light of the global economic downturn which began towards the end of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities during the fourth quarter of 2008.  These activities are expected to be concluded during the first half of 2009, and include the shutdown of our metal fabrication facility in Milwaukee, Wisconsin and its satellite final-assembly and distribution facility in Newberry, South Carolina; as well as workforce reductions across our global operations.  At the time of these announcements, we estimated the related total cash charges would approximate $12.0 million to $14.0 million, with $6.0 million to $8.0 million being related to headcount reduction costs, and $6.0 million related to lease termination and other costs.  At the time of these announcements, we were not able to estimate the amount of any related non-cash charge for asset impairments.  We now estimate the cost of these activities will approximate $22.0 million, including approximately $16.0 million of cash charges and approximately $6.0 million of non-cash asset impairment charges.  The estimated cash charges include approximately $10.0 million related to headcount reductions with the balance related to lease termination and other closure costs.

For the year ended December 31, 2008, we recorded restructuring charges of approximately $15.1 million, which included approximately $9.5 million related to headcount reductions and approximately $5.6 million of non-cash asset impairment charges.  The total $15.1 million charge is attributable to our Printed Circuit Boards and Assembly Segments in the amount totaling approximately $10.0 million and $5.1 million, respectively.  We expect we will incur additional restructuring charges totaling approximately $6.9 million in 2009 and 2010 primarily related to lease terminations and other closure costs as we complete our restructuring plan.

Previously, dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products.  We reported net restructuring and impairment losses of $0.3 million for the year ended December 31, 2007, related to closed facilities sold late in 2006.

The primary components of restructuring and impairment expense for the years ended December 31, 2008 and 2007, are as follows:

Restructuring Activity (dollars in millions)	2008	2007
Personnel and severance	$ 9.5	$ -
Lease and other contractual commitment expenses	-	0.3
Asset impairments	5.6	-
Total expense, net	$ 15.1	$ 0.3

Operating Income.  Operating income of $22.4 million for the year ended December 31, 2008, represents a decrease of $12.1 million compared to operating income of $34.5 million during the year ended December 31, 2007.  The primary sources of operating income for the years ended December 31, 2008 and 2007, are as follows:

Source (dollars in millions)	2008	2007
Printed Circuit Boards segment (a)	$ 24.2	$ 27.6
Assembly segment (a)	(1.8)	7.2
Other	-	(0.3)
Operating income	$ 22.4	$ 34.5

(a) During the first quarter of 2008, we refined our methodology for allocating common selling, general and administrative expenses to our segments to better reflect the efforts undertaken to support each segment.  Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the year ended December 31, 2007, operating income has been restated to conform to the presentation in the current period.

Operating income of our Printed Circuit Boards segment decreased by $3.4 million to $24.2 million for the year ended December 31, 2008, compared to $27.6 million for the year ended December 31, 2007.  The decrease is primarily the result of $7.8 million of severance costs related to restructuring activities, non-cash fixed asset impairment charges of $1.7 million, sales declines during the fourth quarter, currency exchange rates and increased depreciation expense, partially offset by net cost improvements and a reduction in professional fees associated with our continuing initiatives to reduce production costs.

Operating income of our Assembly segment decreased by $9.0 million to an operating loss of $1.8 million for the year ended December 31, 2008, compared to operating income of $7.2 million in 2007.  The decline is primarily the result of non-cash fixed asset impairment charges of $3.9 million stemming from the planned closure of our Milwaukee, Wisconsin manufacturing facility, severance costs related to restructuring activities in other facilities, start-up costs associated with new product introductions, currency exchange rates and increased depreciation expense, partially offset by sales related to new programs with existing customers.

Adjusted EBITDA.  We measure our performance primarily through our operating income.  In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-GAAP financial measures, including “adjusted EBITDA” to evaluate financial performance.  Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations.  Our owners, lenders and management use adjusted EBITDA as an additional measure of operating performance for matters including covenant compliance, executive compensation, and competitor comparisons.  The Compensation Committee of our Board of Directors uses adjusted EBITDA as its primary measure of performance for awarding incentive compensation under our Annual Incentive Compensation Plan.  The use of this non-GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

We use adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact our future operating cash flows as follows:

•

Restructuring charges – which consist primarily of facility closures and other headcount reductions.  A portion of these restructuring charges are non-cash charges related to the write-down of impaired property, plant and equipment to fair value.  We exclude restructuring charges to more clearly reflect our ongoing operating performance.

•

Stock compensation – non-cash charges associated with recognizing the fair value of stock options granted to employees.  We exclude these charges to more clearly reflect a comparable year-over-year cash operating performance.

Reconciliations of operating income to adjusted EBITDA for years ended December 31, 2008 and 2007, were as follows:

	December 31,
Source (dollars in millions)	2008	2007
Operating income	$ 22.4	$ 34.5
Add-back
Depreciation and amortization	54.5	51.0
Restructuring and impairment	15.1	0.3
Non-cash stock compensation expense.	0.6	2.1
Adjusted EBITDA	$ 92.6	$ 87.9

Adjusted EBITDA increased by $4.7 million, or 5.3%, primarily as a result of an approximate 9.9% decrease in selling, general and administrative expense and reduced cost of goods sold relative to our sales.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2008, was $21.8 million, compared with $21.7 million for the year ended December 31, 2007.  Interest expense related to our

2011 Senior Subordinated 10.5% Notes is $21.0 million in each year, as the $200.0 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Interest expense was $1.3 million for year ended December 31, 2008, under our 2006 Credit Agreement, and this expense varies from period to period based on the outstanding principal balances and letters of credit, both of which bear interest at floating rates.  Interest expense on capital leases declined by approximately $0.1 million to approximately $0.6 million during the year ended December 31, 2008 as compared to the prior year.

Interest income increased $0.3 million to $1.4 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007, on higher cash deposits in interest bearing accounts.

Income Taxes.  Income tax expense of $4.9 million for the year ended December 31, 2008, compares to an income tax benefit of $6.9 million for the year ended December 31, 2007.   For the year ended December 31, 2007, we recorded a $10.4 million benefit related to the settlement of prior uncertain tax positions and a $3.2 million benefit related to certain tax benefits received in China related to additional investments made.  In addition, we revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China.  The income tax provision for the year ended December 31, 2007, includes approximately $1.7 million of deferred tax expense related to this revaluation.

Excluding these items, our income tax provision in both 2008 and 2007 relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carry forwards previously existing in our U.S. and other tax jurisdictions; we have not fully recognized income tax benefits related to our substantial interest expense, among other expenses.

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

Our net sales of products for end use in the automotive market grew by approximately 7.2% during the year ended December 31, 2007, compared to 2006 based on sustained strong demand by global automotive producers.  Net sales of products ultimately used in the telecommunications market declined by approximately 5.8% from the year ended December 31, 2006, to the year ended December 31, 2007, primarily as a result of weak demand, which included weak demand from two of our larger customers who merged in December 2006.  In the industrial & instrumentation, medical, consumer and other market, cessation of a customer program for photo booths was the primary driver of our 4.9% decline of net sales to this end-user market, in which a broad base of other customers remained stable.  An approximate 17.7% decline in net sales for the year ended December 31, 2007, of our products for use in the computer and data communications markets is largely the result of an existing customer executing a new strategy to broaden its supplier base.

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

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations for the year ended December 31, 2007, was $570.4 million, or 79.8% of consolidated net sales.  This represents a 2.0 percentage point improvement from the 81.8% of consolidated net sales achieved during 2006.  The improvement is a result of cost improvement initiatives, partially offset by adverse trends in global commodities and currency exchange rates and cost trends in China.

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

Selling, General and Administrative Costs.  Selling, general and administrative costs were $58.2 million, or 8.1% of net sales for the year ended December 31, 2007, and increased by $1.9 million compared to the year ended December 31, 2006.  The increase is primarily due to general inflation across numerous costs and stock-based compensation (approximately $0.5 million).  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and Assembly segment.

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

Operating Income.  Operating income of $34.5 million for the year ended December 31, 2007, represents a decrease of $1.1 million compared to operating income of $35.6 million during the year ended December 31, 2006.  The primary sources of operating income for the years ended December 31, 2007 and 2006, are as follows:

Source (dollars in millions)	2007	2006
Printed Circuit Boards segment (a)	$ 27.6	$ 23.6
Assembly segment (a)	7.2	6.7
Europe and Canada operations	-	0.4
Restructuring activities	(0.3)	4.9
Operating income	$ 34.5	$ 35.6

(a) During 2008, we refined our methodology for allocating common selling, general and administrative expenses to our segments to better reflect the efforts undertaken to support each segment.  Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the years ended December 31, 2007 and 2006, operating income has been restated to conform to the presentation in the current period.

Operating income of our Printed Circuit Boards segment increased by $4.0 million to $27.6 million for the year ended December 31, 2007, compared to $23.6 million for the year ended December 31, 2006.  The increase is primarily the result of cost reductions which drove a nearly 3% improvement in our PCB segment gross margin percentage, partially offset by increased depreciation expense, the decline in sales volume and additional professional fees associated with cost improvement and business growth initiatives.

Operating income of our Assembly segment increased by $0.5 million to $7.2 million for the year ended December 31, 2007, compared to operating income of $6.7 million in 2006.  The improvement is primarily the result of improved product mix and price premiums on certain fabricated metal products.

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

Interest expense was $0.7 million for year ended December 31, 2007, under our 2006 Credit Agreement, and this expense varies from period to period based on the outstanding principal balances and letters of credit, both of which bear interest at floating rates.  Interest expense on capital leases was approximately $0.7 million during the year ended December 31, 2007.

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

Income Taxes.  Income tax benefit of $6.9 million for the year ended December 31, 2007, compares to income tax expense of $18.5 million for the year ended December 31, 2006.  Certain events unrelated to pre-tax income and expenses generated in 2007 impacted the 2007 income tax provision.  For the year ended December 31, 2007, we recorded a $10.4 million benefit related to the settlement of prior uncertain tax positions and a $3.2 million benefit related to certain tax benefits received in China related to additional investments made.  In addition, we revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China.  The income tax benefit for the year ended December 31, 2007, includes approximately $1.7 million of deferred tax expense related to this revaluation.

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

In the accompanying consolidated statement of operations for the year ended December 31, 2006, we recognized a net gain on the sale of our discontinued wire harness operations of $211.2 million.  The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $12.4 million.

We have classified the results of operations of our wire harness business as discontinued operations for all periods presented.

For the four months ended April 30, 2006, operating results for the discontinued operations are as follows (dollars in millions):

Net sales	$ 102.4

Operating income	$ 11.3

Income before income taxes	$ 11.4
Income tax provision	1.9
Net income	$ 9.5

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

Cash Flow

Net cash provided by operating activities was $53.7 million for the year ended December 31, 2008, compared to $63.8 million for the year ended December 31, 2007, and net cash used in operating activities of $1.8 million for the year ended December 31, 2006.  The decrease in net cash provided by operating activities from 2007 to 2008 was primarily due to lower net income, partially offset by positive changes in working capital.  The change in operating cash flows from 2006 to 2007 was primarily due to increased net income from continuing operations and positive changes in working capital.

Net cash used in investing activities was $48.3 million for the year ended December 31, 2008, compared to net cash used in investing activities of $37.0 million for the year ended December 31, 2007, and net cash provided by investing activities of $273.8 million for the year ended December 31, 2006.  The increase from 2007 to 2008 was due primarily to higher capital expenditures.  The 2007 decrease from 2006 was due to the 2006 one time cash inflows from disposals of i) our former wire harness business for net proceeds of $307.9 million, and ii) properties held for sale for net proceeds of $21.8 million.

Investing cash flows include capital expenditures of $42.9 million, $29.5 million and $47.0 million, related to our Printed Circuit Boards segment during the years ended December 31, 2008, 2007 and 2006, respectively.  Continued growth in our Printed Circuit Boards segment and advances in technological requirements to meet customer needs were the primary drivers of our investments in property and equipment in that segment.  Capital expenditures related to our Assembly segment in each of 2008, 2007 and 2006 were $5.8 million, $7.4 million and $5.6 million, respectively.  Non-recurring cash outflows of investing activities during the year ended December 31, 2006, also include capital expenditures related to our former wire harness business of $3.0 million.

Net cash provided by financing activities of $13.6 million for the year ended December 31, 2008, related to net borrowings under our 2006 Credit Agreement term loan facility of $15.5 million, offset by the payment of capital lease obligations of $1.9 million.  Net cash used in financing activities of $0.8 million for the year ended December 31, 2007, related entirely to the payment of capital lease obligations.  Net cash used in financing activities was $270.5 million for the year ended December 31, 2006, including the extinguishment of $262.4 million of our 2003 Credit Agreement paid primarily from the net proceeds of the disposal of our wire harness business.  Cash used by financing activities in 2006 also includes $3.3 million of costs incurred in connection with the establishment of our 2006 Credit Agreement, plus scheduled principal payments on capital lease obligations of $4.9 million.

Financing Arrangements

In August 2006, we entered into a credit facility with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”) which provided us with $80.0 million in revolving and term loans under a four-year, senior secured credit facility (the “2006 Credit Agreement”).  The facility was structured entirely as a revolving credit facility until February 2008, at which time $20.0 million of the facility converted to a term loan with principal amortization scheduled over the remaining life of the facility.  Substantially all of our non-U.S. assets serve as security for this facility.  In January 2008, we borrowed $20.0 million under the 2006 Credit Agreement revolving loan facility, which as of February 19, 2008, was converted to a term loan (the “Term Loan”) as required by the original terms of the 2006 Credit Agreement.  During the year ended December 31, 2008, we made scheduled principal payments of $4.5 million.  The Term Loan is payable in quarterly installments through July 2010, with remaining maturities of $7.5 million and $8.0 million in 2009 and 2010, respectively.  Approximately $2.8 million of letters of credit were outstanding under our 2006 Credit Agreement as of December 31, 2008, which reduced the total available for revolving loans.

In December 2003, we completed an offering of $200.0 million of 10.5% Senior Subordinated Notes due 2011.  The proceeds from this offering were used to repay a portion of original term loan borrowings under our then existing senior credit facility (the “2003 Credit Agreement”).  The entire original principal balance of the notes remained outstanding at December 31, 2008.

In May 2006, we extinguished the remaining term loan balance under the 2003 Credit Agreement using the net proceeds from the sale of our wire harness business, and in August 2006, we terminated the remaining revolving credit portion of the 2003 Credit Agreement with cash available from continuing operations.

During 2008 and 2007, we did not enter into any new capital leases obligations; however, in 2006 we entered into a capital lease obligation of $11.6 million for certain new equipment.

Liquidity

We had cash and cash equivalents at December 31, 2008 and 2007, of $83.1 million and $64.0 million, respectively.  At December 31, 2008, we had open letters of credit issued in the amount of $2.8 million, and no outstanding borrowings under the $60.0 million Facility B revolving credit facility of our 2006 Credit Agreement, resulting in available credit of $57.3 million.

Given the uncertainty about global economic conditions, management has and will continue to focus on managing capital expenditures to respond to changing economic conditions.  Subject to changes in customer demand and other market conditions, we anticipate making capital expenditures of approximately $40.0 million during 2009.  We believe that cash flow from operations, available cash on hand and the cash available from the revolving credit facility of our 2006 Credit Agreement will be sufficient to fund our capital expenditures and other currently anticipated cash needs, including, i) our semi-annual $10.5 million interest payments on our senior subordinated notes, payable in January and July each year, ii) working capital needs, iii) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, and iv) debt service requirements in connection with the 2006 Credit Agreement.

Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility and our ability to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness.

Recent instability in the financial markets has lead to the consolidation, restructuring and closure of certain financial institutions.  Should any of the financial institutions who maintain our cash deposits or who are party to our 2006 Credit Agreement become unable to repay our deposits or honor their commitments under our 2006 Credit Agreement, it could have a material adverse effect on our liquidity.  As of December 31, 2008, approximately 20% of our cash balances were on deposit with Citibank (China), which is a subsidiary of Citigroup Inc.  As of February 27, 2009, the United States government has taken certain actions to stabilize Citigroup Inc. in an effort to remove uncertainty and restore confidence in that company.  Management has been monitoring, and will continue to monitor, the stability of Citigroup, Inc. and the appropriateness of our depository relationship with Citibank (China).

We continue to explore certain alternatives that may impact our liquidity, including but not limited to acquisitions, debt refinancing, debt retirement and equity offerings.  We can give no assurance of our ability to execute any of these alternatives.

Off Balance Sheet Arrangements

None.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2008, was approximately $78.0 million, which includes $54.1 million and $23.9 million from our PCB and Assembly segments, respectively.  This compares to our backlog of unfilled orders of $159.6 million at December 31, 2007, which included $101.3 million and $58.3 million from our PCB and Assembly segments, respectively.  Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.  The decline in backlog as of December 31, 2008, when compared to December 31, 2007, is due primarily to weaker customer demand resulting from global economic conditions.

Related Party Transactions

Monitoring and Oversight Agreement

We entered into a ten-year monitoring and oversight agreement with an affiliate of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), effective as of January 31, 2003.  Under the monitoring and oversight agreement, we are required to pay HMTF an annual fee for oversight and monitoring services equal to the lesser of (i) 2% of our consolidated adjusted EBITDA for such year or (ii) $1.5 million.  The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HMTF may elect to defer the payment of their fees, in which case these amounts will become due and payable at such time as HMTF elects to require the payment of these obligations.  The monitoring and oversight agreement makes available the resources of HMTF concerning a variety of financial and operational matters.  These services have been provided not only by Mr. Furst and Mr. Herring, outside the scope of their duties as our directors, but also from numerous other principals and employees of HMTF.  Mr. Furst and Mr. Herring are each principals of HMTF. HMTF has performed various monitoring and oversight services, including providing input in management’s establishment of our financial and strategic acquisition plans.  HMTF monitors the viability and implementation of our strategic plan through actions such as review of monthly financial data, management briefings and facility visits.  HMTF is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement.  In addition, we have agreed to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by HMTF under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HMTF.  The consolidated statements of operations include expenses of $1.5 million for each of the years ended December 31, 2008, 2007 and 2006, related to the monitoring and oversight agreement.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances represent customer trade receivables generated from our operations.  We evaluate collectibility of accounts receivable based on a specific case-by-case analysis of larger accounts; and based on an overall analysis of historical experience, past due status of the entire accounts receivable balance, and the current economic environment.  Based on this evaluation, we make adjustments to the allowance for doubtful accounts for expected losses.  We also perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness.  While credit losses have historically been within our expectations and the provisions established, actual bad debt write-offs may differ from our estimates, resulting in higher or lower charges in the future for our allowance for doubtful accounts.

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

Long-Lived Assets, Including Goodwill

We conduct impairment reviews of long-lived assets, including goodwill.  Such reviews require us to make estimates of future cash flows and fair values.  We utilize discounted and non-discounted cash flow models in our reviews, and our cash flow projections include significant assumptions about economic conditions, demand and pricing for our product, and costs.  In addition, our determination of whether or not impairment exists requires us to make certain assumptions and estimates in determining fair value of the reporting unit.  While significant judgment is required, we believe that our assumptions and estimates are reasonable.  However, should our assumptions change in the future, our fair value models could result in lower fair values for long-lived assets and goodwill, which could materially affect the value of property, plant and equipment and goodwill and results of operations.  In addition to performing the annual impairment tests for 2008 and 2007, we reviewed the goodwill balance for impairment upon the announcement of our restructuring plans on November 24, 2008.  No adjustments were recorded to the balance of goodwill as a result of these reviews. In connection with the restructuring plans announced in November 2008, we also reviewed the balance of certain items of property, plant and equipment for impairment.  As a result of this review we recorded a non-cash impairment charge of $5.6 million during the fourth quarter of 2008.

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

Derivative Financial Instruments and Fair Value Measurements

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

The foreign exchange forward contracts are designated as cash flow hedges and are accounted for at fair value.  As of January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We record deferred gains and losses related to cash flow hedges based on their fair value using a market approach.  The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date.  Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results of operations.  At December 31, 2008 we have foreign exchange contracts outstanding which hedge a notional amount of 840 million Chinese RMB at an average exchange rate of 6.797 with a weighted average remaining maturity of six months.

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS No. 159 was effective as of the beginning of 2008, and we have not elected the fair value option for any financial instruments.

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
$ 8.6

These amounts were evaluated on a qualitative and quantitative basis, both individually and in the aggregate, and were not deemed material to any prior years under the income statement approach.  However, in connection with the adoption of SAB No. 108, we have corrected these errors because these amounts have been deemed material using the balance sheet approach.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective beginning in fiscal year 2009. This standard will change our accounting treatment for business combinations on a prospective basis, when adopted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. We are required to adopt SFAS No. 161 beginning in fiscal year 2009, and while it will impact our disclosures, it will not affect our results of operations or financial condition.

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2008:

Contractual Obligations (dollars in millions)	Less Than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total

Senior subordinated notes	$ -	$ 200.0	$ -	$ -	$ 200.0
Interest on senior subordinated notes	21.0	31.5	-	-	52.5
2006 Credit Agreement	7.5	8.0	-	-	15.5
Capital lease payments	2.6	2.8	0.2	0.8	6.4
Operating leases	5.3	6.6	0.9	1.4	14.2
Restructuring payments	9.3	1.3	1.3	1.5	13.4
Management fees (a)	1.8	0.6	0.6	12.7	15.7
Unrecognized tax benefits (b)	1.6	-	-	-	1.6
Disposition agreements	0.2	-	-	-	0.2
Deferred compensation	0.1	0.2	0.2	1.9	2.4
Purchase orders	42.6	-	-	-	42.6
Total	$ 92.0	$ 251.0	$ 3.2	$ 18.3	$ 364.5

(a)

Includes a management fee of $1.5 million owed to HMTF in 2008 in connection with the monitoring and oversight agreement.  The agreement requires an annual fee equal to the lesser of $1.5 million or 2% of consolidated adjusted EBITDA, which has been excluded for all periods subsequent to 2008 as the amounts are indeterminable.  The agreement expires January 2013.

(b)

Includes the liability for unrecognized tax benefits that could be settled in the next twelve months and has been classified as current income taxes payable in the consolidated balance sheet at December 31, 2008.  The liability for unrecognized tax benefits of $16.2 million included in other non-current liabilities at December 31, 2008, has been excluded from the above table as we cannot make a reasonably reliable estimate of the timing of future payments.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2008, we had a $15.5 million outstanding long-term loan with a variable interest rate, and we may have additional variable rate long-term debt in the future.  Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future.  As of December 31, 2008, our variable rate debt bears interest at the London Inter-Bank Offer Rate (“LIBOR”) plus 1.625% per annum.  Based on the December 31, 2008, LIBOR rate, we do not believe a 10% movement in LIBOR would have a material effect on our financial condition, operating results or cash flows.

Foreign Currency Risk

We conduct our business in various regions of the world and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations, principally the Chinese RMB, Hong Kong dollar, Canadian dollar and Euro.  A significant portion of our expenses and some of our sales are in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations in Chinese RMB.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging transactions historically have not been material, and gains or losses from these transactions have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  Based on December 31, 2008, exchange rates, an increase or decrease in foreign exchange rates of 10% (ignoring the effects of hedging) would result in an increase or decrease, respectively, in our operating expenses of approximately $22.0 million per year.

Commodity Price Risk

We purchase diesel fuel to generate portions of our energy in certain of our manufacturing facilities using generators, and we will be required to bear the increased cost of generating energy if the cost of oil increases.  In addition, the materials we purchase to manufacture printed circuit boards contain copper, gold, silver and tin.  To the extent the prices for such metals increase, our cost to manufacture printed circuit boards will increase.  Prices for copper, gold, silver, tin and oil have a history of substantial increases in recent years.  Future price increases for such commodities would increase our cost and could have an adverse effect on our results of operations.

Item 8.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Viasystems, Inc.

We have audited the accompanying consolidated balance sheets of Viasystems, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company changed its method for accounting for uncertain tax positions, and on January 1, 2006, the Company changed its method of quantifying misstatements in current year financial statements.

                                                                                          /s/ Ernst & Young LLP

St. Louis, Missouri

March 30, 2009

VIASYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 83,053	$ 64,002
Restricted cash	303	303
Accounts receivable, net	96,564	135,326
Inventories	70,419	81,058
Prepaid expenses and other	11,599	11,049
Total current assets	261,938	291,738

Property, plant and equipment, net	232,741	243,973
Goodwill	79,485	79,485
Intangible assets, net	5,780	6,904
Deferred financing costs, net	3,917	5,980
Other assets	2,181	1,153
Total assets	$ 586,042	$ 629,233

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$ 9,617	$ 1,796
Accounts payable	74,668	112,765
Accrued and other liabilities	50,832	59,913
Income taxes payable	7,224	4,517
Deferred taxes	479	2,287
Total current liabilities	142,820	181,278

Long-term debt, less current maturities	211,046	204,817
Deferred taxes	-	411
Other non-current liabilities	32,882	35,473
Total liabilities	386,748	421,979

Commitments and contingencies

Stockholder’s equity:
Common stock; $0.01 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,437,792	2,437,177
Accumulated deficit	(2,242,445)	(2,236,742)
Accumulated other comprehensive income	3,947	6,819
Total stockholder’s equity	199,294	207,254
Total liabilities and stockholder’s equity	$ 586,042	$ 629,233

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2008	2007	2006

Net sales	$ 712,830	$ 714,343	$ 734,992
Operating expenses:
Cost of goods sold, exclusive of items shown separately	568,356	570,384	601,232
Selling, general and administrative	52,475	58,215	56,325
Depreciation	53,285	49,704	45,422
Amortization	1,243	1,269	1,325
Restructuring and impairment	15,069	278	(4,915)
Operating income	22,402	34,493	35,603

Other expense (income):
Interest expense, net	21,815	21,687	30,715
Amortization of deferred financing costs	2,063	2,065	1,678
Loss on early extinguishment of debt	-	-	1,498
Other, net	(711)	277	1,406
(Loss) income before income taxes	(765)	10,464	306

Income tax provision	4,938	(6,853)	18,514

(Loss) income from continuing operations	(5,703)	17,317	(18,208)

Income from discontinued operations, net of tax	-	-	9,475
Gain on disposition of discontinued operations, net of tax	-	-	211,170

Net (loss) income	$ (5,703)	$ 17,317	$ 202,437

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehen-sive Income (Loss)	Total

Balance at December 31, 2005	$ -	$ 2,433,587	$ (2,437,655)	$ 2,340	$ (1,728)

Cumulative effect of adoption of SAB No. 108, net of taxes of $112	-	-	(8,628)	-	(8,628)
Comprehensive income:
Net income	-	-	202,437	-	202,437
Change in fair value of derivatives, net of taxes of $0	-	-	-	34	34
Foreign currency translation, net of taxes of $0	-	-	-	4,248	4,248
Total comprehensive income					206,719
Stock compensation expense, net of taxes of $0	-	1,505	-	-	1,505
Balance at December 31, 2006	-	2,435,092	(2,243,846)	6,622	197,868

Cumulative effect of adoption of FIN 48	-	-	(10,213)	-	(10,213)
Comprehensive income:
Net income	-	-	17,317	-	17,317
Change in fair value of derivatives, net of taxes of $0	-	-	-	241	241
Foreign currency translation, net of taxes of $0	-	-	-	(44)	(44)
Total comprehensive income					17,514
Stock compensation expense, net of taxes of $0	-	2,085	-	-	2,085
Balance at December 31, 2007	-	2,437,177	(2,236,742)	6,819	207,254

Comprehensive income (loss):
Net loss	-	-	(5,703)	-	(5,703)
Change in fair value of derivatives, net of taxes of $0	-	-	-	(2,872)	(2,872)
Total comprehensive loss					(8,575)
Stock compensation expense, net of taxes of $0	-	615	-	-	615
Balance at December 31, 2008	$ -	$ 2,437,792	$ (2,242,445)	$ 3,947	$ 199,294

Accumulated other comprehensive income at December 31, 2008 and 2007, includes the following:

	2008	2007
Foreign currency translation	$ 6,469	$ 6,469
Unrecognized (loss) gain on derivatives	(2,522)	350
	$ 3,947	$ 6,819

See accompanying notes to consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (5,703)	$ 17,317	$ 202,437
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	54,528	50,973	49,229
Impairment of assets	5,558	-	438
Amortization of deferred financing costs	2,063	2,065	1,678
Non-cash stock compensation expense	615	2,085	1,505
Non-cash impact of exchange rate changes	(631)	595	-
Loss (gain) on sale of property, plant and equipment	671	967	(5,200)
Deferred taxes	(2,822)	(1,120)	(403)
Gain on sale of discontinued operations, net of tax	-	-	(211,170)
Non-cash portion of loss on early extinguishment of debt	-	-	1,313

Change in assets and liabilities:
Accounts receivable	38,762	(3,831)	(18,401)
Inventories	10,639	4,127	(6,664)
Prepaid expenses and other	(1,456)	4,114	(6,756)
Intercompany receivable with Viasystems Group, Inc	-	-	2,903
Accounts payable	(38,097)	(2,345)	(13,251)
Accrued and other liabilities	(13,096)	(12,523)	(1,928)
Income taxes payable	2,707	1,370	2,432
Net cash provided by (used in) operating activities	53,738	63,794	(1,838)

Cash flows from investing activities:
Capital expenditures	(48,925)	(37,197)	(55,940)
Proceeds from disposals of property, plant and equipment	663	205	21,831
Net proceeds from disposal of business	-	-	307,927
Net cash (used in) provided by investing activities	(48,262)	(36,992)	273,818

Cash flows from financing activities:
Proceeds from borrowing under credit facilities	20,000	-	-
Repayment of amounts due under credit facilities	(4,500)	-	(262,350)
Repayment of other long-term and capital lease obligations	(1,925)	(754)	(4,865)
Financing and other fees	-	-	(3,331)
Net cash provided by (used in) financing activities	13,575	(754)	(270,546)

Effect of exchange rate changes on cash and cash equivalents	-	-	597
Net change in cash and cash equivalents	19,051	26,048	2,031
Cash and cash equivalents, beginning of year	64,002	37,954	35,923
Cash and cash equivalents, end of year	$ 83,053	$ 64,002	$ 37,954

Supplemental cash flow information: Interest paid	$ 22,152	$ 21,585	$ 36,393
Income taxes paid, net	$ 6,400	$ 7,804	$ 7,696
Significant non-cash investing and financing activities:
Capital lease	$ -	$ -	$ 11,594

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S.”) requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities, ii) the disclosure of contingent assets and liabilities at the date of the financial statements and iii) the reported amounts of revenues and expenses during the reporting period.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable balances represent customer trade receivables generated from the Company’s operations.  To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require significant collateral.  The Company regularly analyzes significant customer balances, and when it becomes evident a specific customer will be unable to meet its financial obligations to the Company for reasons including, but not limited to, bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount that is believed reasonably collectible.  The Company also records an allowance for doubtful accounts for all other customers based on a variety of factors, including the length of time the receivables are past due, historical experience and current economic conditions.  If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

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

Impairment of Long-Lived Assets

The Company reviews intangibles assets with a finite life and other long-lived assets for impairment if facts and circumstances exist that indicate that the asset’s useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows.  Impairment losses are recognized in operating results for the amount by which the carrying value of the asset exceeds its fair value.  In addition, the remaining useful life of an impaired asset group would be reassessed and revised, if necessary.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and identifiable intangible assets acquired.  In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and, if a triggering event were to occur in an interim period.

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

Derivative Financial Instruments

From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.  The foreign exchange forward contracts are designated as cash flow hedges and are accounted for at fair value.  The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income (loss), net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date.  Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.

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

There was no translation adjustment recorded for the year ended December 31, 2008, and the net translation adjustment for the years ended December 31, 2007 and 2006, were losses of $44 (net of tax of $0) and gains of $4,248 (net of tax of $0), respectively.  The 2007 amount represents an adjustment as a result of the reversal of cumulative translation adjustments required in connection with the liquidation of foreign investments.  The 2006 amount was the result of currency rate changes during the year.

Also included in net income are the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the impact of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the realized results of the Company’s foreign currency hedging activities.

Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, and established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3 - valuations derived from valuation techniques in which one or more significant inputs are unobservable.  In addition, SFAS No. 157 discusses valuation techniques which may be used, including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets. Under the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 until 2009 for nonfinancial assets and liabilities.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 12).  As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value.  These inputs include quotes for similar but not identical derivative contracts and market interest rates which are corroborated with publicly available market information.  Upon adoption of SFAS No. 157, Level 3 inputs were used to determine the opening fair value of the Company’s active derivative contracts.  Subsequently, the Company was able to corroborate the fair value using Level 2 inputs.  As a result, the Company has reclassified all of its derivative contracts which were active as of January 1, 2008, to Level 2.

The Company’s financial instruments consist of cash equivalents, accounts receivable, notes receivable, long-term debt, and other long-term obligations.  For cash equivalents, accounts receivable, notes receivable and other long-term obligations, the carrying amounts approximate fair value.  The estimated fair market values of the Company’s long-term debt instruments and cash flow hedges are as follows:

	December 31,
	2008	2007
Senior subordinated Notes due 2011	$150,000	$194,250
2006 Credit Agreement	15,500	-
Cash flow hedges	(2,522)	350

The Company determined the 2008 and 2007 fair value of the Senior Subordinated Notes due 2011 (“Senior Notes”) using quoted market prices for the Senior Notes.  As the balance owed on the 2006 Credit Agreement bears interest at a variable rate, the carrying value of 2006 Credit Agreement approximates its fair value.  There was no balance outstanding on the Company’s 2006 Credit Agreement at December 31, 2007.

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

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values.  The Company adopted SFAS No. 123(R), using the modified-prospective method.  Under that method, compensation cost includes:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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
$ 8,628

These amounts have been evaluated on a qualitative and quantitative basis, both individually and in the aggregate, and were not deemed material to any prior years under the income statement approach.  However, in connection with the adoption of SAB No. 108, the Company has corrected these errors because these amounts have been deemed material using the balance sheet approach.  Accordingly, the Company recognized a cumulative effect adjustment to accumulated deficit as of January 1, 2006, totaling $8,628 (net of a tax benefit of $112).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  SFAS No. 141(R) is effective beginning in fiscal year 2009.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis, when adopted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009, and while it will impact our disclosures, it will not affect our results of operations or financial condition.

2.

Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	2008	2007	2006
Balance, beginning of year	$ 2,104	$ 3,333	$ 3,678
Provision	2,341	1,269	1,039
Write-offs, credits and adjustments	(1,251)	(2,498)	(1,384)
Balance, end of year	$ 3,194	$ 2,104	$ 3,333

For the years ended December 31, 2008, 2007 and 2006, sales to the Company’s ten largest customers accounted for approximately 73.3%, 76.2% and 73.7% of the Company’s net sales, respectively.  The table below highlights individual end customers accounting for more than ten percent of the Company’s consolidated net sales.

Customer	2008	2007	2006
Alcatel-Lucent SA (a)	16.3%	20.2%	20.8%
Continental AG (b)	13.4	(c)	(c)
Siemens AG (b)	(c)	12.4	13.7
Bosch Group	11.2	10.7	10.1
General Electric Company	10.2	(c)	(c)

      (a)    Alcatel SA and Lucent Technologies, Inc. merged during 2006.  Amounts represent sales to both the individual companies prior to the merger and the combined companies after the merger.

(b)

In December 2007, Continental AG concluded the purchase of the automotive parts business unit of Siemens AG.  Sales to that business unit in 2008 are included in the table for Continental AG.  Sales to that business unit in 2007 and 2006 are included in the table for Siemens AG.  Through its other business units, Siemens AG remains a customer.

(c)

Represents less than ten percent of consolidated net sales.

Sales to Alcatel-Lucent SA, Siemens AG and General Electric Company occurred in both the Printed Circuit Boards and Assembly segments.  Sales to Continental AG and Bosch Group occurred in the Printed Circuit Boards segment.

3.  Inventories

The composition of inventories at December 31, is as follows:

	2008	2007
Raw materials	$ 26,388	$ 28,359
Work in process	18,488	22,588
Finished goods	25,543	30,111
Total	$ 70,419	$ 81,058

4.

Property, Plant and Equipment

The composition of property, plant and equipment at December 31, is as follows:

	2008	2007
Land and buildings	$ 54,885	$ 54,016
Machinery, equipment and systems	422,489	399,599
Leasehold improvements	40,355	38,466
Construction in progress	1,537	4,195
	519,266	496,276
Less: Accumulated depreciation	(286,525)	(252,303)
Total	$ 232,741	$ 243,973

During the year ended December 31, 2008, as a result of restructuring activities (see Note 6), the Company recorded a charge for the impairment of certain property plant and equipment of $5,558, and reduced the gross book value and accumulated depreciation of related assets by $19,593 and $14,035, respectively.

5.

Goodwill and Other Intangible Assets

The goodwill balance relates entirely to the Company’s Printed Circuit Boards segment.  The balance of goodwill as of December 31, 2008 and 2007, was $79,485.

As required by the provisions of SFAS No. 142, the Company performs an annual impairment evaluation of goodwill and other indefinite lived intangible assets.  In addition to performing the annual impairment tests for 2008, 2007 and 2006, the Company reviewed the goodwill balance for impairment upon the announcement of its restructuring plans (see Note 6) on November 24, 2008.  No adjustments were recorded to goodwill as a result of these reviews.

The components of intangible assets subject to amortization were as follows:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumu-lated Amortiza-tion	Net Book Value	Gross Carrying Amount	Accumu-lated Amortiza-tion	Net Book Value
Developed technologies	$ 20,371	$ (15,200)	$ 5,171	$ 20,371	$ (14,274)	$ 6,097
Other	2,385	(1,776)	609	2,266	(1,459)	807
Total	$ 22,756	$ (16,976)	$ 5,780	$ 22,637	$ (15,733)	$ 6,904

The Company paid $119 and $256 for capitalizable patent costs during the years ended December 31, 2008 and 2007, respectively.  The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

2009	$ 1,182
2010	1,101
2011	1,045
2012	971
2013	939
Thereafter	542
Total	$ 5,780

6.

Restructuring and Impairment

In light of the global economic downturn which began towards the end of 2008, and as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand, the Company initiated restructuring activities during the fourth quarter of 2008.  These activities are expected to be concluded during the first half of 2009, and include the shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina; as well as workforce reductions across the Company’s global operations.

The reserve for restructuring activities at December 31, 2007, was related to restructuring activities initiated during 2001 to adjust the Company’s cost position relative to anticipated levels of business.  These restructuring activities were a result of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries.  These actions resulted in plant shutdowns and downsizings as well as asset impairments, which continued through 2005.

The following tables summarize changes in the reserve for the restructuring and impairment charges for the years ended December 31, 2008, 2007 and 2006:

		Year Ended December 31, 2008
	12/31/07	Charges	Reversals	Total	Cash Payments	Adjustments		12/31/08
Restructuring activities:
Personnel and severance	$ 349	$ 9,511	$ -	$ 9,511	$ (964)	$ -		$ 8,896
Lease and other contractual commitments	4,818	-	-	-	(870)	(722)	(a)	3,226
Asset impairments	-	5,558	-	5,558	-	(5,558)		-
Total restructuring and impairment charges	$ 5,167	$ 15,069	$ -	$ 15,069	$ (1,834)	$ (6,280)		$ 12,122

(a)  Represents $1,044 decrease due to changes in foreign currency exchange rates, net of $322 of accretion of interest on discounted restructuring liabilities.

Year Ended December 31, 2007
	12/31/06	Charges	Reversals	Total	Cash Payments	Adjustments		12/31/07
Restructuring activities:
Personnel and severance	$ 596	$ -	$ -	$ -	$ (247)	$ -		$ 349
Lease and other contractual commitments	5,471	278	-	278	(1,270)	339	(b)	4,818
Total restructuring and impairment charges	$ 6,067	$ 278	$ -	$ 278	$ (1,517)	$ 339		$ 5,167

(b)

Represents accretion of interest on discounted restructuring liabilities.

		Year Ended December 31, 2006
12/31/05		Charges	Reversals	Total	Cash Payments	Adjustments	12/31/06
Restructuring activities:
Personnel and severance	$ 4,634	$ -	$ (1,423)	$ (1,423)	$ (2,615)	$ -	$ 596
Lease and other contractual commitments	1,308	1,533	-	1,533	(2,340)	4,970 (c)	5,471
Asset impairments	-	438	(5,463)	(5,025)	-	5,025 (d)	-
Total restructuring and impairment charges	$ 5,942	$ 1,971	$ (6,886)	$ (4,915)	$ (4,955)	$ 9,995	$ 6,067

(c)

Represents $4,139 of lease termination costs and $831 of lifetime medical benefits for former employees which were recorded as a direct charge to accumulated deficit in connection with the adoption of SAB No. 108 (see Note 1).

(d)

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

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time.  The amounts the Company ultimately incurs may change as the balance of the plans are executed.  Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,	Cash Payments
2009	$ 9,310
2010	670
2011	666
2012	661
2013	655
Thereafter	1,430
Total	13,392
Less: Amounts representing interest	(1,270)
Restructuring liability	$ 12,122

2008 Restructuring and Impairment

In the Company’s Form 8-K filed on November 24, 2008, the Company announced plans to close its manufacturing facility in Milwaukee, Wisconsin and its final assembly and distribution facility in Newberry, South Carolina.  In addition, the Company announced other workforce reductions across its global operations.  The Company estimates the total cost of these activities, including asset impairments, will approximate $22,000, with approximately $10,000 related to headcount reduction costs, $6,000 related to non-cash asset impairments, and the remainder related to lease termination and other costs.  The Company expects the $22,000 of costs and charges will be incurred in the Printed Circuit Boards segment and Assembly segment in the amounts of $10,000 and $12,000, respectively.

For the year ended December 31, 2008, the Company recorded restructuring charges of $15,069 which included $9,511 related to headcount reductions and $5,558 of non-cash asset impairment charges.  For the purpose of calculating the asset impairment charge, the Company determined the fair value of the related assets using the sales comparison approach.  The Company expects it will incur additional restructuring charges in 2009 and 2010 totaling approximately $6,900 related primarily to lease terminations and other closure costs as it completes its restructuring plans.

2007 Restructuring and Impairment

The Company incurred $278 in restructuring and impairment charges for the year ended December 31, 2007, related to closed facilities sold late in 2006.

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

In 2006, the Company sold its previously closed facilities in the U.S., Canada and the Netherlands for net cash proceeds of approximately $21,809, resulting in a net gain of $5,463 which is included in restructuring and impairment on the consolidated statements of operations.  The Company has no continuing interest in any of these properties except in connection with one U.S. facility, where the Company was required to relocate a maintenance structure on the property.  At December 31, 2008, the Company has placed $303 in escrow, which is included in restricted cash, pending the final resolution of the related obligations.

7.

Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31, is as follows:

	2008	2007
Accrued payroll and related costs	$ 12,130	$ 17,910
Accrued interest	9,919	9,698
Accrued restructuring costs - current	9,310	990
Accrued other	19,473	31,315
Total	$ 50,832	$ 59,913

8.

Long-Term Debt

The composition of long-term debt at December 31, is as follows:

	2008	2007
Senior Subordinated Notes due 2011	$ 200,000	$ 200,000
2006 Credit Agreement:
Term loan	15,500	-
Revolving credit loans	-	-
Capital leases	5,163	6,613
	220,663	206,613
Less: Current maturities	(9,617)	(1,796)
	$ 211,046	$ 204,817

The schedule of principal payments for long-term debt at December 31, 2008, is as follows:

2009	$ 9,617
2010	10,329
2011	200,045
2012	50
2013	55
Thereafter	567
Total	$ 220,663

Senior Subordinated Notes due 2011

In December 2003, the Company completed an offering of $200,000 of 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”).

Interest on the 2011 Notes is due semiannually on January 15 and July 15.  The Company may redeem the 2011 Notes at any time prior to January 15, 2010, at the redemption price of 102.625%, which is inclusive of a “make-whole” premium.  Subsequent to January 15, 2010, the Company may redeem the 2011 Notes at the redemption price of 100%.  In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2011 Notes at a redemption price of 101%, plus accrued and unpaid interest.

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

2006 Credit Agreement

On August 17, 2006, the Company entered into a credit facility (the “2006 Credit Agreement”) with UBS AG Hong Kong Branch and UBS AG, Singapore Branch (together “UBS”).  The 2006 Credit Agreement matures in August 2010 and consists of two facilities, as follows:

Facility A – Revolver/Term Loan	U.S. $ 20,000
Facility B – Revolver/Letters of Credit	U.S. $ 60,000

In January 2008, the Company borrowed $20,000 under Facility A, which in accordance with the original terms of the 2006 Credit Agreement was converted to a term loan, that is payable in quarterly installments through July 2010.  Throughout the entire term of the 2006 Credit Agreement, the Company may borrow against Facility B as a revolving credit facility, of which up to $15 million may be used to issue letters of credit.

Borrowings under both facilities bear interest at the London Inter-Bank Offer Rate (“LIBOR”) plus 1.625% per annum.  The Company is required to pay fees on issued and outstanding letters of credit at a rate of 2.0% per annum.  In addition, the Company is required to pay a commitment fee of 0.67% per annum on unused revolving credit capacity on both Facility A and Facility B.

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

As of December 31, 2008, there was $15,500 outstanding under Facility A, with remaining maturities of $7,500 and $8,000 in 2009 and 2010, respectively.  There was no balance outstanding under Facility A at December 31, 2007.  As of December 31, 2008 and 2007, there were no borrowings outstanding under the Facility B revolving credit facility; however, the Company secured issuance of letters of credit totaling $2,750 and $5,400 under the Facility B as of December 31, 2008 and 2007, respectively.  As of December 31, 2008, approximately $57,250 of the facilities was unused and available.  The weighted average interest rate on outstanding borrowings during the years ended December 31, 2008 and 2007, were 4.6% and 0.0%, respectively.

2003 Credit Agreement

On August 10, 2006, the Company terminated the then existing credit facility (the “2003 Credit Agreement”).  In connection with the disposal of the wire harness business in May 2006, the term loan portion of the 2003 Credit Agreement was extinguished.  In connection with the termination of the 2003 Credit Agreement, the remaining $9,902 balance outstanding under the revolver portion of the 2003 Credit Agreement was extinguished, and all security, including a guarantee by Group, was released by the lender group.

During the year ended December 31, 2006, the Company recognized a loss on early extinguishment of debt of $1,498 related to i) the write-off of $1,313 unamortized deferred financing costs related to the 2003 Credit Agreement and ii) fees of $185 incurred in the facility termination.

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

Capital Leases

The Company leases certain of its machinery and equipment under capital lease agreements.  During 2008 and 2007, the Company entered into no new capital leases.  During 2006, the Company entered into a capital lease obligation of $11,594 for certain new equipment.

9.

Commitments

The Company leases certain buildings, transportation and other equipment under capital and operating leases.  As of December 31, 2008 and 2007, there was equipment held under capital leases with a cost basis of $12,007 included in property, plant and equipment.  The Company recorded accumulated depreciation related to this equipment of $2,285 and $1,201 as of December 31, 2008 and 2007, respectively.  Total rental expense under operating leases was $5,285, $5,115, and $5,823 for the years ended December 31, 2008, 2007 and 2006, respectively.  Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008, are as follows:

	Capital	Operating
2009	$ 2,634	$ 5,280
2010	2,634	4,379
2011	117	2,185
2012	117	559
2013	117	372
Thereafter	819	1,415
Total	6,438	$ 14,190
Less: Amounts representing interest	1,275
Capital lease obligations	$ 5,163

10.

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties.  At December 31, 2008 and 2007, other non-current liabilities include $13,486, and $13,412 of accruals for potential claims in connection with such indemnities.

The Company’s charter provides that none of the Directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a Director or officer except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful paying of dividends or repurchasing of capital stock, or transactions from which the Director or officer derived improper personal benefits.

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

11.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The income tax provision for the years ended December 31, 2008, 2007 and 2006, consists of the following:

	2008	2007	2006
Current:
Federal	$ 17	$ (316)	$ (49)
State	27	22	-
Foreign	7,716	(5,237)	18,966
	7,760	(5,531)	18,917
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(2,822)	(1,322)	(403)
	(2,822)	(1,322)	(403)
Total	$ 4,938	$ (6,853)	$ 18,514

A reconciliation between the income tax provision at the federal statutory income tax rate and at the effective tax rate, for the years ended December 31, 2008, 2007 and 2006, is summarized below:

	2008	2007	2006
U.S. Federal statutory rate	$ (268)	$ 3,662	$ 107
State taxes, net of federal benefit	27	2	(78)
Non-deductible items	10,140	6,629	1,521
Foreign tax rate differences	(3,043)	(3,125)	11,444
AMT rate difference	1,880	(1,073)	-
Change in the valuation allowance for deferred tax assets, net	(3,539)	(2,797)	7,250
Tax reserve adjustments	(900)	(8,763)	-
Foreign dividend reinvestment tax credit	-	(3,223)	-
Foreign tax law changes	(2,280)	1,674	-
Other	2,921	161	(1,730)
	$ 4,938	$ (6,853)	$ 18,514

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$ 290,091	$ 285,034
Capital loss carryforwards	98,793	123,133
AMT credit carryforwards	1,508	4,423
Foreign tax credit carryforward	-	3,057
Accrued liabilities not yet deductible	11,765	14,355
Property, plant and equipment	3,290	2,651
Other	4,658	2,709
	410,105	435,362
Valuation allowance	(403,563)	(431,143)
	6,542	4,219
Deferred tax liabilities:
Intangibles	(283)	(283)
Other	(6,135)	(6,634)
	(6,418)	(6,917)
Net deferred tax assets (liabilities)	$ 124	$ (2,698)

The domestic and foreign (loss) income before income tax provision are as follows:

	Year Ended December 31,
	2008	2007	2006
Domestic

	$ (9,100)

		$ (282)

$       9,348

Foreign	8,335	10,746	(9,042)
	$ (765)	$ 10,464	$ 306

As of December 31, 2008, the Company had the following net operating loss (“NOL”) carryforwards: $610,643 in the U.S., $7,053 in China, $123,963 in Luxembourg, $27,783 in Canada, $5,552 in Hong Kong, $1,525 in the U.K., and $36,740 in the Netherlands.  The U.S. NOLs expire in 2021 through 2028 and the Canada NOLs expire in 2009 through 2013.  All other NOLs carry forward indefinitely.  Canada has a capital loss of $323,917 that will carry forward indefinitely.

In connection with the Company’s reorganization under Chapter 11 completed on January 31, 2003, the Company believes more than a 50% change in ownership occurred under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder.  As a consequence, the utilization of the U.S. NOLs is limited to approximately $19,700 per year (except to the extent the Company recognizes certain gains built in at the time of the ownership change), with any unused portion carried over to succeeding years.  Any NOLs not utilized in a year can be carried over to succeeding years.

The Company has a tax holiday in China, covering certain of the Company’s subsidiaries, that allows a two-year tax exemption and three-year 50% reduction in the tax rate.  If not for such tax holiday, the Company would have had $1,935, $338 and $696 of additional income tax expense for December 31, 2008, 2007 and 2006, respectively, based on the applicable tax rates ranging from 12% to 27%.

Uncertain Tax Positions

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As a result of the adoption of FIN 48, the Company recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  The total amount of unrecognized tax benefits included in the consolidated balance sheets at December 31, 2008 and 2007, were $17,753 and $19,399, respectively.  The liability for unrecognized tax benefits decreased by $1,646 from December 31, 2007, to December 31, 2008.  The decrease was due to the settlement of prior uncertain tax positions partially offset by additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  The settlement of prior uncertain tax positions resulted in a $1,421 payment and a $4,331 reversal in the liability for uncertain tax positions.  Included in the December 31, 2008, balance was $17,753 of unrecognized tax positions that, if recognized, would affect the effective tax rate.  The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year.  The Company currently estimates approximately $1,600 of the liability for uncertain tax positions could be settled in the next twelve months and has classified this as current.

The current portion of the Company’s unrecognized tax benefits is presented in the consolidated balance sheets within accrued income taxes payable, and the amount expected to be settled after one year is recorded in other non-current liabilities.  At December 31, 2008 and 2007, other non-current liabilities include $16,153 and $17,409 of long-term accrued taxes, respectively, related to the liability for unrecognized tax benefits.

The Company classifies income tax-related interest and penalties as a component of income tax expense.  At December 31, 2008, the total unrecognized tax benefit in the consolidated balance sheet included a liability of $4,109 related to accrued interest and penalties on unrecognized tax benefits.  For the year ended December 31, 2008, the income tax provision included in the Company’s consolidated statement of operations included a net $180 benefit related to interest and penalties on unrecognized tax benefits which included a $1,521 reversal of the liability related to a prior uncertain tax position.

As of December 31, 2008, the Company is subject to U.S. federal income tax examinations for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax year’s 2000 through 2007.  In addition, the Company is subject to state and local income tax examinations generally for the tax year’s 2000 through 2007.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits, excluding related interest and penalties, for the year ended December 31, 2008.

Balance at December 31, 2007	$ 14,717
Tax positions related to current year:
Additions	2,470
Reductions	-
Tax positions related to prior years:
Additions	-
Reductions	(2,500)
Settlements	(1,043)
Lapses in statutes of limitations	-
Balance at December 31, 2008	$ 13,644

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

The Company’s currency forward contracts as of December 31, 2008, relate only to Chinese Renminbi (“RMB”) exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, the Company’s contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the years ended December 31, 2008 and 2007, gains of $1,197 and $77 respectively, were recorded in cost of goods sold related to settled currency forward contracts.

At December 31, 2008, deferred losses of $2,522 (net of tax of $0) related to cash flow hedges were recorded in accrued and other liabilities and other accumulated comprehensive income on the consolidated balance sheet.  At December 31, 2007, deferred gains of $350 (net of tax of $0) related to cash flow hedges were recorded in prepaid expenses and other and accumulated other comprehensive income on the consolidated balance sheet.  The deferred losses and gains were measured using Level 2 inputs (see Note 1).  There was no ineffectiveness recorded in earnings as of December 31, 2008.

The maximum term over which the Company hedges exposure to the exchange rate variability of future cash flows is less than one year.

The following table summarizes the Company’s derivative instrument activity at December 31, 2008:

	Notional Amount	Weighted Average Remaining Maturity in Months	Average Exchange Rate

Cash flow hedges:
Chinese RMB	840,000	6.0	6.797

Deferred loss, net of tax	$ 2,522

13.

Stock-Based Compensation

Under the 2003 Stock Option Plan, options to purchase a total of 2,777,778 of Group’s common stock may be granted to the Company’s employees.  Stock options may be granted to employees in the form of nonqualified stock options at market value, and the Company’s practice has been to grant options at the greater of a fixed exercise price of $12.63 or market value.  Options granted expire 10 years after the grant date and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36 month anniversary of the grant date.  At December 31, 2008, 169,378 of these shares were available for future grants.

Stock compensation expense is recognized over the requisite service period for each award, and recorded in the consolidated statements of operations as follows:

	2008	2007	2006

Cost of goods sold	$ 91	$ 217	$ 22
Selling, general and administrative	524	1,868	1,378
	$ 615	$ 2,085	$ 1,400

At December 31, 2008, unrecognized compensation expense totaled approximately $1,198 and will be recognized over a weighted average period of approximately 9 months.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	2008	2007	2006
Expected life of options	5 years	5 years	5 years
Risk-free interest rate	2.71%	4.02% to 4.76%	4.66% to 5.13%
Expected volatility of stock	52%	54% to 64%	50%
Expected dividend yield	None	None	None

The weighted average grant date fair value of options granted was $6.13 for 2008, $6.44 for 2007 and $6.24 for 2006.

Presented below is a summary of stock option plan’s activity for the years and as of the dates shown:

	2008		2007		2006
	Options	Exercise Price (1)	Options	Exercise Price (1)	Options	Exercise Price (1)
Beginning balance	2,765,600	$ 12.63	2,568,400	$ 12.63	2,698,800	$ 12.63
Granted	12,000	12.63	475,000	12.63	81,600	12.63
Exercised	-	-	-	-	-	-
Forfeited	(169,200)	12.63	(277,800)	12.63	(212,000)	12.63
Ending balance	2,608,400	$ 12.63	2,765,600	$ 12.63	2,568,400	$ 12.63

Exercisable at year end	2,313,185	$ 12.63	2,349,713	$ 12.63	2,294,053	$ 12.63

(1) Weighted average.

As of December 31, 2008, the weighted average remaining contractual life of outstanding options was 5.2 years, and the weighted average remaining contractual life of exercisable options was 4.8 years.

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

On May 1, 2006, the Company completed the sale of its wire harness business, which was accounted for as a discontinued operation in accordance with SFAS No. 144.  In connection with the disposal of the wire harness business, the Company reevaluated its operating segments based on the application of SFAS No. 131, and identified two segments: (i) Printed Circuit Boards and (ii) Assembly.

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

Operating expenses of the Company’s corporate headquarters are allocated to each of the Company’s segments; while the assets and liabilities of the Company’s corporate headquarters have not been allocated and remain in Other for purpose of segment disclosures.  During 2008, the Company refined its methodology for allocating operating expenses of the Company’s corporate headquarters to its segments to better reflect the efforts undertaken to support each segment.  Previously these costs were allocated based solely on each segment’s percentage of total net sales.  For the years ended December 31, 2007 and 2006, operating income has been restated to conform to the presentation in the current period.  Inter-segment sales are eliminated in consolidation.  The accounting policies of the segments are the same as those described in Note 1.

Total assets by segment are as follows:

	December 31,
	2008	2007
Total assets:
Printed Circuit Boards	$ 435,664	$ 478,690
Assembly	113,392	113,092
Other	36,986	37,451
Total assets	$ 586,042	$ 629,233

Net sales and operating income (loss) by segment are as follows:

	2008	2007	2006
Net sales to external customers:
Printed Circuit Boards	$ 471,386	$ 471,211	$ 489,108
Assembly	241,444	243,132	245,261
Other	-	-	623
Total from continuing operations	$ 712,830	$ 714,343	$ 734,992
Intersegment sales:
Printed Circuit Boards	$ 18,398	$ 18,616	$ 18,083
Assembly	-	-	-
Other	-	-	-
Total from continuing operations	$ 18,398	$ 18,616	$ 18,083

Operating income (loss):
Printed Circuit Boards	$ 24,217	$ 27,613	$ 23,577
Assembly	(1,815)	7,156	6,738
Other	-	(276)	5,288
Total operating income (loss)	22,402	34,493	35,603

Interest expense, net	21,815	21,687	30,715
Amortization of deferred financing costs	2,063	2,065	1,678
Loss on early extinguishment of debt	-	-	1,498
Other, net	(711)	277	1,406
(Loss) income before income taxes	$ (765)	$ 10,464	$ 306

For the year ended December 31, 2008, the Company recorded restructuring charges of $9,935 and $5,134 in the Printed Circuit Boards and Assembly segments, respectively.  Of these charges, $1,690 and $3,868 were non-cash asset impairment charges in the Printed Circuit Boards and Assembly segments, respectively.  No restructuring charges were incurred in the Printed Circuit Boards and Assembly segments in 2007 and 2006.

Capital expenditures and depreciation expense by segment are as follows:

	2008	2007	2006
Capital expenditures:
Printed Circuit Boards	$ 42,920	$ 29,549	$ 47,012
Assembly	5,758	7,372	5,567
Other	247	276	322
Continuing operations	48,925	37,197	52,901
Discontinued operations	-	-	3,039
Total capital expenditures	$ 48,925	$ 37,197	$ 55,940

Depreciation expense:
Printed Circuit Boards	$ 46,244	$ 43,686	$ 39,219
Assembly	7,041	6,018	6,203
Other	-	-	-
Total depreciation expense	$ 53,285	$ 49,704	$ 45,422

Net sales by country of destination are as follows:

	Year Ended December 31,
	2008	2007	2006

United States	$ 264,490	$ 263,680	$ 272,695
People’s Republic of China	147,638	170,579	151,317
Germany	56,951	50,167	63,265
France	29,827	40,425	42,733
Malaysia	19,844	26,121	34,561
Hungary	18,734	20,788	12,249
Mexico	18,570	12,743	17,280
Belgium	17,372	31,999	31,043
Czech Republic	16,009	15,945	11,937
Canada	14,115	9,824	5,063
United Kingdom	10,309	9,277	9,291
Singapore	9,922	6,893	8,203
Portugal	8,688	7,414	4,858
Italy	7,418	8,791	8,930
Poland	7,271	2,357	-
Spain	6,872	6,839	5,295
India	6,520	1,344	1,867
Norway	6,194	4,338	-
Japan	6,191	1,813	757
Other	39,895	23,006	53,648
Total	$ 712,830	$ 714,343	$ 734,992

Property, plant and equipment, net by country are as follows:

	December 31,
	2008	2007
People’s Republic of China	$ 225,222	$ 233,150
Mexico	3,571	3,722
United States	3,948	7,101
	$ 232,741	$ 243,973

15.

Discontinued Operations

On May 1, 2006, the wire harness business was sold to Electrical Components International Holdings Company, a newly formed affiliate of Francisco Partners, L.P., a private equity firm, for gross cash proceeds of $320,000.  Net cash proceeds reported in the accompanying consolidated statement of cash flows for the year ended December 31, 2006, of $307,927 reflect reductions of the gross proceeds for i) cash of $2,999 on deposit in bank accounts of the disposed business on the date of the transaction, ii) a $2,419 contractual purchase price adjustment agreed and paid to the acquirer in June 2006, and iii) transaction costs of $6,655 paid in 2006 related to the disposal.  One further contractual purchase price adjustment, which was accrued at the time of the disposal, was settled at approximately $2,000 during 2007.

In the accompanying consolidated statement of operations for the year ended December 31, 2006, the Company recognized a net gain on the sale of the Company’s discontinued wire harness operations of $211,170.  The gain is net of i) the carrying value of net assets disposed, ii) professional fees and other costs related to the disposal transaction, iii) actual and estimated purchase price adjustments, and iv) taxes of approximately $12,377.

For the four months ended April 30, 2006, operating results for the discontinued operations were as follows:

Net sales	$ 102,358

Operating income	$ 11,322

Income before income taxes	$ 11,388
Income tax provision	1,913
Net income	$ 9,475

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

Balance Sheet as of December 31, 2008

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS Cash and cash equivalents	$ 391	$ 29,468	$ 53,194	$ -	$ 83,053
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	16,530	80,034	-	96,564
Inventories	-	11,705	58,714	-	70,419
Other current assets	-	1,494	10,105	-	11,599
Total current assets	391	59,500	202,047	-	261,938
Property, plant and equipment, net	-	7,519	225,222	-	232,741
Investment in subsidiaries	665,674	348,167	-	(1,013,841)	-
Other assets	3,976	115	87,272	-	91,363
Total assets	$ 670,041	$ 415,301	$ 514,541	$ (1,013,841)	$ 586,042
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$ -	$ -	$ 9,617	$ -	$ 9,617
Accounts payable	-	6,917	67,751	-	74,668
Accrued and other liabilities	9,904	12,830	35,801	-	58,535
Total current liabilities	9,904	19,747	113,169	-	142,820
Long-term debt, less current maturities	200,000	-	11,046	-	211,046
Other non-current liabilities	-	10,635	22,247	-	32,882
Intercompany payable (receivable)	264,427	(278,251)	13,824	-	-
Total liabilities	474,331	(247,869)	160,286	-	386,748
Total paid-in capital and accumulated deficit	195,347	665,674	348,167	(1,013,841)	195,347
Accumulated other comprehensive income	363	(2,504)	6,088	-	3,947
Total liabilities and stockholder’s equity	$ 670,041	$ 415,301	$ 514,541	$ (1,013,841)	$ 586,042

Balance Sheet as of December 31, 2007

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS Cash and cash equivalents	$ 653	$ 28,464	$ 34,885	$ -	$ 64,002
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	24,334	110,992	-	135,326
Inventories	-	11,687	69,371	-	81,058
Other current assets	-	2,668	8,381	-	11,049
Total current assets	653	67,456	223,629	-	291,738
Property, plant and equipment, net	-	10,823	233,150	-	243,973
Investment in subsidiaries	657,945	349,785	-	(1,007,730)	-
Other assets	5,405	114	88,003	-	93,522
Total assets	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$ -	$ -	$ 1,796	$ -	$ 1,796
Accounts payable	-	9,138	103,627	-	112,765
Accrued and other liabilities	9,625	15,402	41,690	-	66,717
Total current liabilities	9,625	24,540	147,113	-	181,278
Long-term debt, less current maturities	200,000	-	4,817	-	204,817
Other non-current liabilities	-	10,385	25,499	-	35,884
Intercompany payable (receivable)	252,832	(265,060)	12,228	-	-
Total liabilities	462,457	(230,135)	189,657	-	421,979
Total paid-in capital and accumulated deficit	200,435	657,945	349,785	(1,007,730)	200,435
Accumulated other comprehensive income	1,111	368	5,340	-	6,819
Total liabilities and stockholder’s equity	$ 664,003	$ 428,178	$ 544,782	$ (1,007,730)	$ 629,233

Statement of Operations for the year ending December 31, 2008

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 157,400	$ 621,707	$ (66,277)	$ 712,830
Operating expenses:
Cost of goods sold	91	146,350	488,192	(66,277)	568,356
Selling, general and administrative	524	15,210	36,741	-	52,475
Depreciation	-	3,539	49,746	-	53,285
Amortization	317	-	926	-	1,243
Restructuring and impairment	-	4,606	10,463	-	15,069
Operating (loss) income	(932)	(12,305)	35,639	-	22,402

Other expense (income):
Interest expense, net	11,295	(23,488)	34,008		21,815
Amortization of deferred financing costs	1,231	-	832	-	2,063
Other, net	(26)	729	(1,414)	-	(711)
Equity in (earnings) loss in subsidiaries	(7,729)	1,618	-	6,111	-
Income (loss) before income taxes	(5,703)	8,836	2,213	(6,111)	(765)
Income tax provision	-	1,107	3,831	-	4,938
Net (loss) income	$ (5,703)	$ 7,729	$ (1,618)	$ (6,111)	$ (5,703)

Statement of Operations for the year ending December 31, 2007

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 171,441	$ 611,015	$ (68,113)	$ 714,343
Operating expenses:
Cost of goods sold	217	151,429	486,851	(68,113)	570,384
Selling, general and administrative	1,868	29,449	26,898	-	58,215
Depreciation	94	2,548	47,062	-	49,704
Amortization	302	-	967	-	1,269
Restructuring and impairment	-	(236)	514	-	278
Operating (loss) income	(2,481)	(11,749)	48,723	-	34,493

Other expense (income):
Interest expense, net	6,679	(23,539)	38,547	-	21,687
Amortization of deferred financing costs	1,236	-	829	-	2,065
Other, net	945,796	(835,986)	(109,533)	-	277
Equity in (earnings) loss in subsidiaries	(973,509)	(126,167)	-	1,099,676	-
Income (loss) before income taxes	17,317	973,943	118,880	(1,099,676)	10,464
Income tax provision	-	434	(7,287)	-	(6,853)
Net income (loss)	$ 17,317	$ 973,509	$ 126,167	$(1,099,676)	$ 17,317

Statement of Operations for the year ending December 31, 2006

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net sales	$ -	$ 183,041	$ 612,396	$ (60,445)	$ 734,992
Operating expenses:
Cost of goods sold	22	158,852	502,803	(60,445)	601,232
Selling, general and administrative	1,851	26,282	28,192	-	56,325
Depreciation	84	2,398	42,940	-	45,422
Amortization	238	-	1,087	-	1,325
Restructuring and impairment	-	(391)	(4,524)	-	(4,915)
Operating (loss) income	(2,195)	(4,100)	41,898	-	35,603

Other expense (income):
Interest expense, net	16,131	(24,494)	39,078	-	30,715
Amortization of deferred financing costs	1,367	-	311	-	1,678
Loss on early extinguishment of debt	1,410	88	-	-	1,498
Other, net	-	(10,399)	11,805	-	1,406
Equity (earnings) loss in subsidiaries	(212,697)	16,531	-	196,166	-
Income (loss) before income taxes	191,594	14,174	(9,296)	(196,166)	306
Income tax provision	(10,948)	18,833	10,629	-	18,514
Income (loss) from continuing operations	202,542	(4,659)	(19,925)	(196,166)	(18,208)

(Loss) income from discontinued operations, net	(105)	6,186	3,394	-	9,475
Gain on disposition of discontinued operations, net	-	211,170	-	-	211,170
Net income (loss)	$ 202,437	$ 212,697	$ (16,531)	$ (196,166)	$ 202,437

Statement of Cash Flows for the year ending December 31, 2008

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash (used in) provided by operating activities	$ (262)	$ 5,120	$ 48,880	$ -	$ 53,738
Net cash (used in) provided by investing activities	-	(4,116)	(44,146)	-	(48,262)
Net cash (used in) provided by financing activities	-	-	13,575	-	13,575
Net change in cash and cash equivalents	(262)	1,004	18,309	-	19,051
Cash and cash equivalents, beginning of year	653	28,464	34,885	-	64,002
Cash and cash equivalents, end of year	$ 391	$ 29,468	$ 53,194	$ -	$ 83,053

Statement of Cash Flows for the year ending December 31, 2007

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash (used in) provided by operating activities	$ (48)	$ 21,768	$ 42,074	$ -	$ 63,794
Net cash (used in) provided by investing activities	-	(5,794)	(31,198)	-	(36,992)
Net cash (used in) provided by financing activities	-	(754)	-	-	(754)
Net change in cash and cash equivalents	(48)	15,220	10,876	-	26,048
Cash and cash equivalents, beginning of year	701	13,244	24,009	-	37,954
Cash and cash equivalents, end of year	$ 653	$ 28,464	$ 34,885	$ -	$ 64,002

Statement of Cash Flows for the year ending December 31, 2006

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
Net cash (used in) provided by operating activities	$ 269	$ (45,486)	$ 43,379	$	$ (1,838)
Net cash (used in) provided by investing activities	-	308,660	(34,842)	-	273,818
Net cash (used in) provided by financing activities	-	(262,350)	(8,196)	-	(270,546)
Effect of exchange rate changes on cash and cash equivalents	-	-	597	-	597
Net change in cash and cash equivalents	269	824	938	-	2,031
Cash and cash equivalents, beginning of year	432	12,420	23,071	-	35,923
Cash and cash equivalents, end of year	$ 701	$ 13,244	$ 24,009	$ -	$ 37,954

17.

Retirement Plans

The Company has a defined contribution retirement savings plan (the “Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service.  The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code.  The Company matches a percentage of the employees’ deferrals and may contribute an additional 1% of employees’ salaries to the Retirement Plan regardless of employee deferrals.  The Company may also elect to contribute an additional profit-sharing contribution to the Retirement Plan at the end of each year.  The Company’s contributions to the Retirement Plan were $465, $474 and $440 for the years ended December 31, 2008, 2007 and 2006, respectively.

18.

Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2,157, $3,397 and $2,791 for the years ended December 31, 2008, 2007 and 2006, respectively.  Research and development is included in the selling, general and administrative line item on the consolidated statements of operations.

19.

Related Party Transactions

Monitoring and Oversight Agreement

The Company entered into a ten-year monitoring and oversight agreement with an affiliate of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), which controls a majority of the voting stock of Group, effective as of January 31, 2003.  The monitoring and oversight agreement obligates the Company to indemnify HMTF, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of HMTF.  The consolidated statements of operations include expense of $1,500 for each of the years ended December 31, 2008, 2007 and 2006.  The Company made cash payments of $1,500, $1,500, and $750 to HMTF related to these expenses during the years ended December 31, 2008, 2007 and 2006, respectively.  At December 31, 2008, $1,500 is included in accrued and other liabilities for amounts due under this agreement.

Compensation of Directors

For the years 2008 and 2007 the Chairman of the Board received an annual fee of $130 and $120, respectively.  Directors (other than the Chairman) who are not executive officers received an annual fee of $35 and $30 in 2008 and 2007, respectively.  In addition, each Audit Committee and Compensation Committee member received an annual fee of $12 and $10 in 2008 and 2007, respectively; and the Chairman of the Audit Committee and Compensation Committee each received an additional fee of $7 and $5 in 2008 and 2007, respectively.  In addition, Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees and receive a per diem fee of $1 for additional time spent on the Company’s business.

Other

The Company has a receivable of $804 as of December 31, 2008 and 2007, from Group related to certain expenses paid by the Company for the benefit of Group.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Viasystems’ management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, Viasystems has evaluated the effectiveness of Viasystems’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based on that evaluation, Viasystems’ Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, such disclosure controls and procedures were effective in ensuring information required to be disclosed by Viasystems in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Inherent Limitations on Effectiveness of Controls

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  As of December 31, 2008, under the supervision and with the participation of management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of Viasystems’ internal control over financial reporting based on the framework contained in the report titled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on that evaluation, management concluded that Viasystems’ internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2008.

This annual report does not include an attestation report of Ernst & Young LLP, Viasystems’ independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by Viasystems’ independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Viasystems to provide only management’s report in this annual report.

 (d) Changes in Internal Control Over Financial Reporting

There were no changes in Viasystems’ internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Date: March 30, 2009

/s/ David M. Sindelar

David M. Sindelar

Chief Executive Officer

Date: March 30, 2009

/s/ Gerald G. Sax

Gerald G. Sax

Chief Financial Officer

Item 9B.

Other Information

(a)

On March 27, 2009, pursuant to the terms of the Stockholders’ Agreement among Group, Hicks, Muse, Tate and Furst Incorporated, GSCP (NJ), Inc. (“GSC”) and certain other stockholders of Viasystems Group, Inc., GSC appointed Mr. Philip Raygorodetsky to replace Mr. Peter Frank as one of GSC’s representatives on the Board.  On March 27, 2009, Mr. Frank retired from his position as a member of the Board of Group and Viasystems (the “Board”) at the discretion of GSC.  Mr. Frank previously served on the Audit Committee of the Board, and the vacancy left by his retirement on such Committee will be filled by Mr. Raygorodetsky.

Mr. Raygorodetsky is a Senior Managing Director of GSC Group. He has been at GSC Group since 1999.  Mr. Raygorodetsky is a director of Dukes Place Holdings Limited, Seaton Insurance Company, Stonewall Insurance Company and Wrightline, LLC.  Mr. Raygorodetsky was previously with Greenwich Street Capital Partners from 1997 to 1999.  Prior to that Mr. Raygorodetsky was with Salomon Smith Barney Inc. in the Investment Banking Division’s health care group.  Prior to that, Mr. Raygorodetsky worked at Andersen Consulting.

(b)

There are currently no material changes to the procedures by which security holders may recommend nominees to the Board.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of each of the Directors and executive officers of Viasystems Group, Inc. (“Group”) and Viasystems, Inc. (“Viasystems,” and together with Group, the “Company”), followed by a description of their business experience during at least the past five years.  The positions held by the Directors and executive officers are with Group and Viasystems, unless indicated otherwise.  All executive officers are appointed by the Board of Directors of Group and Viasystems and serve at their pleasure.  There are no family relationships among any of the executive officers or Directors. Unless indicated otherwise, each of the Directors and executive officers is a U.S. citizen and the business address of each individual is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105.

Pursuant to the terms of that certain Stockholders Agreement dated January 31, 2003, the Board of Directors of Group and Viasystems will consist of at least nine members, including the Chief Executive Officer of the Company, five designees of affiliates of Hicks, Muse, Tate & Furst Incorporated (“HMTF”) and three designees of affiliates of GSCP (NJ), Inc. (“GSC”) and other non-HMTF stockholders of Group. See “Stockholders Agreement” in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”  Each Director is elected annually by the shareholders of Group and Viasystems.  Each Officer is appointed annually and serves pursuant to the terms of their respective employment agreements (see “Discussion of Summary Compensation and Grants of Plan-Based Awards Tables” on page 87).

Name	Age	Position
Non-Employee Directors Christopher J. Steffen (1) (2)*	67	Chairman
Jack D. Furst	50	Director
Edward Herring (1)	38	Director
Robert F. Cummings Jr. (1)	59	Director
Diane H. Gulyas (2)	52	Director
Richard A. McGinn (1) (2)	62	Director
Philip Raygorodetsky (2)	35	Director
Richard W. Vieser (2)	81	Director
Executive Officers David M. Sindelar	51	Chief Executive Officer and Director
Timothy L. Conlon	57	President, Chief Operating Officer and Director
Gerald G. Sax	48	Senior Vice President and Chief Financial Officer
Brian W. Barber	53	Senior Vice President Operations-Printed Circuit Board & Supply Chain Management
Richard B. Kampf	53	Senior Vice President Sales and Marketing

(1)

Member of the Group and Viasystems Compensation Committee.

(2)

Member of the Group and Viasystems Audit Committee.

* Denoted financial expert of the Audit Committee and independent Director.

Christopher J. Steffen has been Chairman of the Board of Directors since December 2003 and a Director since October 2003.  Mr. Steffen acts as the financial expert on our Audit Committee and holds such position as an independent Director of the Company.  Mr. Steffen is an advisor to Wall Street Management and Capital, Inc. since 2002.  Mr. Steffen currently serves as a Director of W.R. Grace and Co. and Accelrys, Inc.  From 1993 to 1996, Mr. Steffen served as the Vice Chairman and Director of Citicorp and its principal subsidiary, Citibank, N.A. In 1993, Mr. Steffen served as Senior Vice President and Chief Financial Officer of Eastman Kodak.  From 1989 to 1993, Mr. Steffen served as Executive Vice President and Chief Financial and Administrative Officer and Director of Honeywell, Inc.

Jack D. Furst was a Director of the Company from 1996 to February 2003 and resumed his position as a Director of the Company in February 2005.  Mr. Furst currently serves on the Boards of Directors of Arena Brands Holding Co., Kent Distributors, Conley Lott Nichols of Texas, Inc. and Stratford Capital Corporation.  Mr. Furst was affiliated with HM Capital Partners, LLC (“HMC”) (formerly HMTF) since 1989, the year in which it was formed, through the end of 2008.  Mr. Furst has over 20 years of experience in leveraged acquisitions and private investments.  Mr. Furst is involved in all aspects of HMC’s business and has been actively involved in originating, structuring and monitoring HMC’s investments.  Prior to joining HMC, Mr. Furst served as a Vice President and subsequently as a Partner of Hicks & Haas from 1987 to 1989.  From 1984 to 1986, Mr. Furst was a merger and acquisitions/corporate finance specialist for the First Boston Corporation in New York.  Before joining First Boston Corporation, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers LLC.

Edward Herring was elected as a Director in August of 2006.  Mr. Herring currently serves as a Director of BlackBrush Energy, Capital for Kids and Swett and Crawford, TexStar II and TriDimension Energy.  Mr. Herring is a Partner of HMC.  From 1996 to 1998, Mr. Herring attended Harvard Business School and earned a Masters in Business Administration degree.  From 1993 to 1996 Mr. Herring was an investment banker with Goldman, Sachs & Co.

Robert F. Cummings, Jr. has been a Director since January 2003.  Mr. Cummings currently serves as Director of Corning, Inc., GSC Capital Corp., GSC Investment Corp., Precision Partners, Inc. and RR Donnelley & Sons Company.  Mr. Cummings joined GSC in 2002. Mr. Cummings is a Senior Managing Director and Chairman of the GSC Risk & Conflicts and Valuation Committees.  For the prior 28 years, Mr. Cummings was with Goldman, Sachs & Co., where he was a member of the Corporate Finance Department, advising corporate clients on financing, mergers and acquisitions and strategic financial issues.  Mr. Cummings was named a Partner of Goldman, Sachs & Co. in 1986.  He retired from Goldman, Sachs and Co. in 1998 and was retained as an Advisory Director by Goldman, Sachs & Co. to work with certain clients on a variety of banking matters.

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

Philip Raygorodetsky joined our Board of Directors on March 27, 2009.  He is a Senior Managing Director of GSC Group, which he joined in 1999.  Mr. Raygorodetsky is a director of Dukes Place Holdings Limited, Seaton Insurance Company, Stonewall Insurance Company and Wrightline, LLC.  Mr. Raygorodetsky was previously with Greenwich Street Capital Partners from 1997 to 1999.  Prior to that Mr. Raygorodetsky was with Salomon Smith Barney Inc. in the Investment Banking Division’s health care group.  Previously, Mr. Raygorodetsky worked at Andersen Consulting.

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

David M. Sindelar has been a Director since August 2001 and Chief Executive Officer of the Company since July 2001.  He also served as our Senior Vice President and Chief Financial Officer from January 1997 through June 2001.  Previously, Mr. Sindelar served as Chief Executive Officer of International Wire Group, Inc. and LLS Corp.  He also served as Senior Vice President and Chief Financial Officer of Berg Electronics, Corp.  Mr. Sindelar is a member of the Board of Trustees of Saint Louis University and is Chairman of the Board of St. Anthony’s Medical Center.

Timothy L. Conlon has been a Director, President and Chief Operating Officer of the Company since October 1998.  Prior to joining the Company, Mr. Conlon was President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998.  Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly-owned subsidiary of Berg Electronics Corp., from October 1993 through January 1997.  Mr. Conlon is a member of the Board of Directors of Maryville University.

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

Brian W. Barber has been the Senior Vice President Operations Printed Circuit Board & Supply Chain Management of Viasystems since December 2007.  From November 2000 to December 2007, Mr. Barber was Vice President Operations Printed Circuit Board/Electro-mechanical Americas and from January 2000 to October 2000 Mr. Barber was Vice President Printed Circuit Board Operations.  Prior to joining Viasystems in 2000, Mr. Barber had been employed by Hadco Corporation since 1982 serving as Vice President and Business Unit Manager of their high technology operation.

Richard B. Kampf has been the Senior Vice President of Sales & Marketing since December 2007.  From November 2002 to December 2007 Mr. Kampf was Vice President of Sales & Marketing and from March 2000 to October 2002 Mr. Kampf was Vice President of Sales & Marketing for Viasystems Printed Circuit Board, Americas.  Mr. Kampf joined us in April 1999, as Director of Sales for the Americas with over 18 years experience in the electronics industry with companies such as Marshall Industries where he was Vice President of Sales and Thomas & Betts Corporation where he was Vice President of Sales & Marketing.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer and other senior financial and accounting employees, management and procurement personnel.  A copy of the Code of Ethics has been filed with the SEC as an exhibit to the Viasystems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and is available on our website, www.viasystems.com.

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

Presently, the total compensation of our executive officers is comprised of any or all of the following: (i) base salary, (ii) cash-based incentive compensation under our Annual Incentive Compensation Plan (“AICP”), (iii) cash bonus awards given at the discretion of the Compensation Committee and (iv) long-term equity-based incentives in the form of stock options of Group.  In determining specific components of compensation, the Compensation Committee considers each executive’s historical individual performance, the Company’s overall performance, the level of responsibility managed by each executive, the skills and experience of each executive, and other performance-based measures.  The Compensation Committee reviews and approves all elements of compensation for each of Messrs. Sindelar, Conlon, Sax, Barber, and Kampf (collectively, the “Named Executive Officers”), taking into consideration the Company’s performance, the performance of each respective internal organization for which the executive is responsible, as well as information regarding compensation levels for senior executives at similarly situated companies described below.  Our Chief Executive Officer also makes compensation recommendations to the Compensation Committee on all Named Executive Officers (other than himself, as his performance is reviewed by the Compensation Committee) based on information he gathers including industry resources, benchmark data and other peer compensation information gathered in response to requests from the Compensation Committee.  The Compensation Committee has the ability to engage the services of an outside consultant if and when it believes it would be effective to do so.  Notwithstanding the input from our Chief Executive Officer and his recommendations, the Compensation Committee ultimately determines the compensation of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and the other Named Executive Officers during their meetings in executive session without any members of the Company’s management present.

The Compensation Committee has implemented and intends to maintain compensation plans that tie a substantial portion of the executives’ overall compensation (in the form of incentive compensation) to key financial and operational goals.  The Compensation Committee measures the Company’s performance primarily through our operating income.  The Compensation Committee also uses the non-GAAP financial measurement of “adjusted EBITDA” as an important quantitative measurement of the Company’s performance.  The Compensation Committee establishes individual executive compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development, operating in similar markets, taking into account the Company’s performance and strategic goals.  In order to benchmark the compensation paid to our Named Executive Officers, in February 2008, the Compensation Committee reviewed a compensation study for senior executives of similarly situated companies prepared by Lockton Companies, LLC (“Lockton”) as of January 21, 2008, which included an analysis of our peer group companies’ senior executive compensation (the “Comparison Group”).  After having reviewed the Lockton survey, the Compensation Committee determined at that time that the overall compensation paid to each of our Named Executive Officers was adequate and within the median range of the senior executives of companies in the Comparison Group.  Since then, the Compensation Committee has not changed any of the elements of compensation for any of the Named Executive Officers or other employees.  In addition, while the Compensation Committee determined the overall senior executive compensation packages are adequate as compared with the Company’s peers, the Committee recognized that the long-term incentive awards granted to all of our Named Executive Officers is below the median range.  With these and other data points, the Compensation Committee will continue to periodically review all of our compensation policies, including policies and strategy relating to executive recruitment, retention and compensation, as well as the appropriate mix of base salary, cash-based incentive compensation and long-term incentive compensation for our senior executives.

Below is a list of the Companies that were in the Comparison Group.

A O Smith Corp	MEMC Electronic Materials, Inc.
Altera Corp	Merix Corp.
Amphenol Corp	Molex, Inc.
Axcelis Technologies, Inc.	National Semiconductor Corp.
Benchmark Electronics, Inc.	Network Appliance, Inc.
Brady Corp.	ON Semiconductor Corp.
Celestica, Inc.	Plexus Corp.
Cypress Semiconductor Corp	Sandisk Corp.
DDI Corp.	Sanmina-SCI Corp.
Flextronics International, Ltd.	TTM Technologies, Inc.
Gentek, Inc.	Utstarcom, Inc.
International Rectifier Corp.	Varian Medical Systems, Inc.
Jabil Circuit, Inc.	Vishay Intertechnology, Inc.
LSI Logic Corp.	Xilinx, Inc.

The Compensation Committee anticipates that it will continue to make adjustments in the compensation structure for our Named Executive Officers and other senior executives in the future to adjust as necessary with the ever-changing global economy.  In that regard, in the fourth quarter of 2008, the Compensation Committee approved management’s decision to institute a salary freeze for employees and other cost cutting measures until the global economy shows signs of recovery from the current economic climate.

The Compensation Committee regards compensation of the Chief Executive Officer to be among its most important responsibilities.  The Compensation Committee believes that the Chief Executive Officer should be properly incentivized and properly rewarded for the performance of his duties.  The Compensation Committee provides incentives in the form of cash-based bonus opportunities as well as long term compensation in the form of stock options to the Chief Executive Officer to lead the business in a direction that will maximize the value of the enterprise.  In order to properly incentivize the Company’s Chief Executive Officer to drive the Company to reach its financial goals, the Compensation Committee has determined that the incentives provided to him should be heavily weighted in the form of nonequity, cash-based incentive opportunities conditioned upon the achievement of the Company’s financial performance goals as measured by adjusted EBITDA, and certain other defined “management by objective” goals.

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

Annual Incentive Compensation Plan.  Each year the Compensation Committee establishes measurement criteria for our AICP to promote the achievement of our financial performance objectives.  The AICP is designed to motivate our executives and other employees who are able to participate toward the achievement of individual and business unit performance objectives.  The Compensation Committee primarily uses the Company’s total aggregate adjusted EBITDA to measure the Company’s performance when determining management’s incentive compensation because, in the view of the Compensation Committee, adjusted EBITDA facilitates performance comparisons from period to period and company to company by backing out certain nonrecurring expenses and other potential differences caused by variations in capital structures, the book amortization of intangibles, taxes, the age and book value of facilities and equipment, and certain noncash or nonoperating changes in the Company’s performance.  Adjusted EBITDA, measured by the Compensation Committee, is not a recognized financial measure under U.S. GAAP and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is used by the Compensation Committee as a tool to enhance its understanding of our operating results and is not intended to represent cash flow or results of operations.  The Compensation Committee recognizes that adjusted EBITDA has certain material limitations, primarily due to the exclusion of certain amounts that are material to our consolidated results of operations.  In addition, the Compensation

Committee recognizes that adjusted EBITDA, as measured by the Compensation Committee, may differ from the adjusted EBITDA calculation of other companies in our industry, limiting its usefulness as a comparative measure.

Target incentive compensation opportunities for each participant (“Management”) in the AICP are established as a percentage of each individual’s base salary. Incentive compensation amounts are intended to provide total cash compensation that approximates the median for individuals in comparable positions at companies in the Comparison Group when assuming that the Company’s target performance is achieved.  In addition, at the beginning of each year, the Compensation Committee carefully chooses, at its discretion, the leaders of Management of the Company (the “Company Leaders”) who are eligible for bonuses in excess of 100% of their target incentive compensation opportunity, up to a maximum of 200% of each individual’s target incentive compensation opportunity.  Historically such group of less than 40 Company Leaders has included those individuals who the Compensation Committee believes can affect the overall performance of the Company as functional, manufacturing facility or regional leaders within the Company.  The Company Leaders have also historically included the Named Executive Officers.

In addition, the Compensation Committee also sets definitive nonquantitative “management by objective” (“MBO”) goals for a group of less than 10 of our most senior Company Leaders selected by the Compensation Committee, at its discretion, which group has historically included the Named Executive Officers (collectively the “Executive Team”).  In order to achieve 100% of their respective incentive compensation opportunity, each member of our Executive Team must produce results for the Company that meet or exceed the adjusted EBITDA target set by the Compensation Committee, and in the opinion of the Compensation Committee, meet the respective nonquantitative MBO goals assigned to each member of the Executive Team by the Compensation Committee.  Historically, to the extent any bonus is paid under our AICP, 15% of each member of the Executive Team’s cash-based incentive compensation opportunity has been awarded based on the determination of the Compensation Committee that each member of the Executive Team achieved their established MBO goals, and 85% was awarded based on the Company’s financial performance as compared to the adjusted EBITDA target set by the Compensation Committee.

At the beginning of 2008, the Compensation Committee established the quantitative measurement of the Company’s performance would be based on an adjusted EBITDA target of $120.0 million, after assuming a 100% payout of each individual’s incentive compensation opportunity.  In addition, in accordance with past practice, in early 2008, the Compensation Committee set other nonquantitative definitive MBO goals for the Executive Team.  The Compensation Committee created a formula for a graduated scale of projected incentive payments that would be made to the AICP participants based on the adjusted EBITDA target that was achieved.  The graduated scale, as set out below, developed by the Compensation Committee, is a mathematical equation that allows the Compensation Committee to calculate the incentive compensation that is to be paid pursuant to the Company’s AICP as a function of adjusted EBITDA.  The adjusted EBITDA targets in 2008 were set by the Compensation Committee at an aggressive growth level but a level in line with our annual plan.

The following table provides in tabular format the various facets of the Company’s AICP and the individuals or groups of individuals who are eligible to receive each respective bonus opportunity by category, and demonstrates the potential percentage of the incentive compensation opportunity that each member of each respective group would have been paid at certain adjusted EBITDA levels if achieved by the Company as provided for in the Company’s 2008 AICP.

Adjusted EBITDA Performance ($ in millions)	% of Adjusted EBITDA Target Achieved	Management Bonus	Company Leaders Bonus	Executive Team Bonus Based on Adjusted EBITDA	Executive Team Bonus Based on MBO Goals
Below $108	Below 90%	0%	0%	0.00%	0.00%
108	90	50	50	42.50	7.50
114	95	75	75	63.75	11.25
120	100	100	100	85.00	15.00
126	105	100	125	106.25	18.75
132	110	100	150	127.50	22.50
138	115	100	175	148.75	26.25
144	120	100	200	170.00	30.00

During its February 2009 meeting, the Compensation Committee determined that each member of the Executive Team had successfully achieved the nonquantitative MBO goals presented to them at the beginning of the year 2008.  However, the Company was not able to reach the stated target of $120.0 million of adjusted EBITDA.  Due to a dramatically weak fourth quarter, the Company’s 2008 adjusted EBITDA was also below the minimum threshold of $108 million.  By applying the incentive compensation formula to determine the incentive compensation to be paid out in 2008, based solely on the Company’s adjusted EBITDA performance for the full year 2008, the bonus payable to each participant in the AICP was determined to be 0%.

Discretionary Bonus.  Pursuant to the terms of our AICP, the Compensation Committee also has the authority to grant discretionary-based awards or adjust the bonus set forth above downward for one or a group of employees based on criteria set at the Compensation Committee’s discretion.

Based on the overall performance of the Company during 2008 in a down market and the actions that management took to allow the Company to sustain its financial strength, the Compensation Committee unanimously voted to use its discretion as allowed under the Company’s compensation plan and awarded certain of the key employees of the Company, including all the Named Executive Officers, a discretionary bonus.  Each discretionary bonus was based on each individual’s contributions to the Company’s performance.

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

Most of the stock options issued to our Named Executive Officers were issued at the time the 2003 Stock Option Plan was adopted by our Board of Directors, when the Company emerged from bankruptcy on January 31, 2003.  As of January 31, 2003, Group’s common stock was valued at $12.63 per share.  Since 2003, because there is no active market in our common stock, all subsequent issuances of options under the 2003 Stock Option Plan have been issued at the exercise price of $12.63, which the Company and the Compensation Committee believe is above the price that the common stock of Group has been privately traded since January 2003.

The Compensation Committee uses stock options as our primary long-term incentive vehicle because:

•

stock options and the related vesting period help attract and retain executives;

•

the value received by the recipient of a stock option is based on the growth of the enterprise value of Group; and

•

stock options help to provide a balance to the overall executive compensation program as base salary and our AICP focus on short-term compensation, while stock options reward executives for increases in the overall enterprise value of Group.

In determining the number of stock options to be granted to executives, the Compensation Committee takes into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, and the value of the stock options in relation to other elements of the individual executives’ total compensation.

Stock option holders recognize taxable income from stock option awards when a vested option is exercised.  Group would generally receive a corresponding tax deduction for compensation expense in the year of exercise.  The amount included in the employee’s wages and the amount Group may deduct is equal to the common stock price when the stock options are exercised less the exercise price multiplied by the number of stock options exercised.  Group does not pay or reimburse any employee for any taxes due upon exercise of a stock option.  Presently, only 169,378 stock options of the total original pool of 2,777,778 remain available for grant under Group’s 2003 Stock Option Plan have been granted.  The Compensation Committee may consider amending Group’s 2003 Stock Option Plan in the future to allow for additional grants as such may become necessary.

Other Benefits

General Benefits.  All of our executives are eligible to participate in all of our applicable local employee benefit plans offered by the Company in each respective region, such as medical, dental, vision, long-term and short-term disability, and life insurance, in each case on the same basis as our other employees.  We also offer to Management, including our Named Executive Officers, additional perquisites and benefits, such as club dues, paid transportation and parking costs reflected in the All Other Compensation column of the Summary Compensation Table for our Named Executive Officers on page 85.  Each of the employment contracts with Messrs. Sindelar, Conlon, and Sax contain provisions that require the Company to pay all medical expenses for them for the remainder of their lifetime and the lifetime of their spouse under certain conditions contained in their respective contracts.  The Compensation Committee believes these benefits and perquisites are reasonable and consistent with our overall compensation program to better enable our Company to attract and retain executive talent to key positions.

401(k) Defined Contribution Plan.  All domestic employees may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan.  All eligible full-time and part-time employees who meet certain age and service requirements may participate.  For the year 2008, the Company made matching contributions to the 401(k) Plan equal to 50% of the first 6% each participating employee’s contribution, up to the lesser of 3% of each participants’ annual eligible compensation or, for 2008, $6,900. In 2008, all of our Named Executives Officers participated in the Company’s 401(k) Plan.

2008 Executive Base Salary and Incentive Compensation Determinations

David M. Sindelar

Mr. Sindelar’s employment agreement with the Company was agreed in January, 2003 and provides for a base salary of not lower than $920,000 and certain other benefits and incentive opportunities.  In structuring and reviewing the Chief Executive Officer’s compensation for 2008, the Compensation Committee considered the Company’s financial performance in fiscal years 2006 and 2007, the total compensation package and value of incentive awards to Chief Executive Officers at similarly situated companies, and Mr. Sindelar’s performance during his tenure with the Company.  Mr. Sindelar’s base salary did not increase in 2008.

For calendar year 2008, Mr. Sindelar received a base salary of $953,994 (which included a car allowance).  Under our AICP, Mr. Sindelar’s cash-based incentive award opportunity was set at 100% of his base salary.  As discussed above, no payment was made pursuant to the AICP for 2008.  However, based on the determination by the Compensation Committee that Mr. Sindelar lead the Executive Team and the Company to implement the actions which allowed the Company to maintain financial strength in a difficult overall market and to accomplish all of the nonquantitative MBO goals set by the Compensation Committee for 2008, and based on the discretion and judgment of the Compensation Committee, Mr. Sindelar, was also awarded a discretionary bonus payment for the year 2008 of $506,000 in the first quarter of 2009.  The Compensation Committee had previously granted

Mr. Sindelar 420,000 stock options and determined that no additional stock options should be granted to Mr. Sindelar in 2008.

Timothy L. Conlon

Mr. Conlon’s employment agreement with the Company was agreed in January, 2003 and provides for a base salary of not lower than $550,000 and certain other benefits and incentive opportunities.  The Compensation Committee reviewed the compensation data for Presidents and Chief Operating Officers of similarly situated companies to determine Mr. Conlon’s compensation package for 2008.  In 2008, Mr. Conlon received a salary of $572,663 (which included a car allowance).  In the spring of 2007, Mr. Conlon relocated his residence to Hong Kong as an expatriate of the United States, to assist in leading the Company’s China operations, sales and finance teams.  Because Mr. Conlon moved his residence to Hong Kong, the perquisites granted to Mr. Conlon increased and, therefore, his total compensation increased in 2007 and 2008 to account for the additional expenses necessary for Mr. Conlon and his wife to take residence in Hong Kong.  Except for the payment of expenses related to his expatriate status, Mr. Conlon’s base compensation did not increase in 2008.  Under our AICP, Mr. Conlon’s cash-based incentive compensation opportunity was set at 100% of his base salary.  As discussed above, no payment was made pursuant to the AICP for 2008.  However, Mr. Conlon received a discretionary bonus award of $302,500 from the Compensation Committee based on the discretion and judgment of the Compensation Committee that the Executive Team achieved all of the nonquantitative MBO goals set at the beginning of 2008 and based on the Company’s overall performance in a difficult market.  The Compensation Committee had previously granted Mr. Conlon 400,000 stock options and determined that no additional stock options should be granted to Mr. Conlon in 2008.

Gerald G. Sax

Mr. Sax’s employment agreement with the Company provides for a base salary of not less than $360,000.  The Compensation Committee reviewed compensation data for Chief Financial Officers of similarly situated companies to determine Mr. Sax’s base compensation package for 2008.  Mr. Sax’s base salary did not increase in 2008.  In 2008, Mr. Sax received a salary of $387,733 (which included a car allowance and gross-ups for medical claims).  Under our AICP, Mr. Sax’s cash-based incentive compensation opportunity was set at 65% of his base salary.  As discussed above, no payment was made pursuant to the AICP for 2008.  However, Mr. Sax received a discretionary bonus award of $128,200 from the Compensation Committee based on the discretion and judgment of the Compensation Committee that the Executive Team achieved all of the nonquantitative MBO goals set at the beginning of 2008 and based on the Company’s performance in a difficult market.  The Compensation Committee had previously granted Mr. Sax 200,000 stock options and determined that no additional stock options should be granted to Mr. Sax in 2008.

Brian W. Barber

The Compensation Committee reviewed the compensation data for Senior Vice Presidents Operations Printed Circuit Board & Supply Chain Management for similarly situated companies to determine Mr. Barber’s compensation package for 2008.  Mr. Barber’s base salary did not increase in 2008.  For calendar year 2008, Mr. Barber received a base salary of $319,558 (including a car allowance). Under our AICP, Mr. Barber’s cash-based incentive award opportunity was set at 65% of his base salary.  As discussed above, no payment was made pursuant to the AICP for 2008.  However, Mr. Barber received a discretionary bonus award of $110,003 from the Compensation Committee based on the discretion and judgment of the Compensation Committee that the Executive Team achieved all of the nonquantitative MBO goals set at the beginning of 2008 and based on the Company’s performance in a difficult market for the fiscal year 2008.

Richard B. Kampf

The Compensation Committee reviewed the compensation data for Senior Vice Presidents of Sales and Marketing for similarly situated companies to determine Mr. Kampf’s compensation package for 2008.  Mr. Kampf’s base salary did not increase in 2008.  For calendar year 2008, Mr. Kampf received a base salary of $318,440 (including a car allowance). Under our AICP, Mr. Kampf’s cash-based incentive award opportunity was set at 65% of his base salary.  As discussed above, no payment was made pursuant to the AICP for 2008.  However, Mr. Kampf received a discretionary bonus award of $109,967 from the Compensation Committee based on the discretion and judgment of the Compensation Committee that the Executive Team achieved all of the nonquantitative MBO goals set at the beginning of 2008 and based on the Company’s performance in a difficult market for the fiscal year 2008.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Viasystems, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD OF VIASYSTEMS, INC.

/s/ Richard A. McGinn

Richard A. McGinn

Chairman of the Compensation Committee

/s/ Christopher J. Steffen

Christopher J. Steffen

Member of the Compensation Committee

/s/ Robert F. Cummings, Jr.

Robert F. Cummings

Member of the Compensation Committee

/s/ Edward Herring

Edward Herring

Member of the Compensation Committee

Summary Compensation

       The following table shows information regarding the compensation earned during the fiscal years ended

       December 31, 2008, 2007 and 2006, by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for such fiscal year.

SUMMARY COMPENSATION TABLE
Name of Participant, Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards(1)	Nonequity Incentive Plan Compensation (2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation	Total

David M. Sindelar, Chief Executive Officer	2008 2007 2006	$ 953,994(4) 953,994(4) 953,994(4)	$ 506,000(5) 184,000(5) -	$ - - -	$ - 85,122 167,875	$ - 644,000 1,058,000	$ 6,900 6,750 6,600	$ 92,358(7)(9)(10) 56,077(9)(10) 46,364 (9)(10)	$1,559,252 1,929,943 2,232,833

Timothy L. Conlon, President and Chief Operating Officer	2008 2007 2006	$ 572,663(4) 572,663(4) 572,663(4)	$ 302,500(5) 110,000(5) -	$ - - -	$ - 85,122 164,221	$ - 385,000 632,500	$ 6,900 6,750 6,600	$ 630,007 (6a)(8)(9)(11)(12)(13)(14)(15) 465,962 (8)(9)(11)(12)(13)(14)(15) 33,480(9)(10)	$ 1,512,070 1,625,497 1,409,464

Gerald G. Sax, Sr. Vice President and Chief Financial Officer	2008 2007 2006	$ 387,734(4)(16) 377,895(4)(16) 379,810(4)(16)	$128,700 (5) 46,800(5)20,000(17)	$ - - -	$ 134,937 188,283 169,325	$ - 163,800 269,100	$ 6,900 6,750 6,600	$ 36,098(9)(10) 17,369(9)(10) 15,534(9)	$ 694,369 800,897 860,369

Brian W. Barber, Sr. Vice President Operations PCB & Supply Chain Management	2008	$ 319,558(4)	$ 110,003(5)	$ -	$ 78,595	$ -	$ 6,240	$ 19,289(6b)(9)	$ 533,685

Richard B. Kampf, Sr. Vice President Sales and Marketing	2008	$ 318,440(4)	$ 109,967(5)	$ -	$ 78,595	$ -	$ 6,525	$ 8,171(9)	$ 521,698

(17)

Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation method.

(2)

Includes bonus paid in 2008 and 2007 for incentive compensation earned in 2007 and 2006, respectively, under the Company’s AICP.

(3)

Matching contributions made by the Company pursuant to the Company’s 401(k) Plan.

(4)

Includes a car allowance.

(5)

Includes discretionary bonus award paid in 2009, 2008, 2007 for incentive compensation earned in 2008, 2007 and 2006, respectively.

(6)(a) Includes $273,594 income tax expenses and tax gross-up paid by Company in foreign jurisdiction on behalf of individual.

(6)(b) Includes $13,593 income tax expenses and tax gross-up paid by Company in foreign jurisdiction on behalf of individual.

(7)

Includes 4 personal seat licenses for St. Louis Cardinals Baseball in Mr. Sindelar’s name.

(8)

All or a substantial portion of the perquisites are paid in Hong Kong dollars at the exchange rate of approximately $1 US to HK $7.8.

(9)

Includes club dues, financial consulting services and supplemental life insurance premiums.

(10)

Includes designation of charitable donations by the Company.

(11)

Includes expenses of $60,359 in 2008 and $69,516 in 2007 for a car, driver and parking in Hong Kong.

(12)

Includes $176,398 in 2008 and $257,118 in 2007 of expenses related to the relocation to Hong Kong, housing, additional living expenses, and expenses related to additional domestic services provided in the United States and in Hong Kong due to expatriate assignment.

(13)

Includes tickets to sporting events and spouse tag-along travel expense.

(14)

Includes additional electronic equipment for home in Hong Kong.

(15)

Includes supplemental medical and dental expenses for insurance in Hong Kong.

(16)

Includes medical claims grossed up for tax purposes.

(17)

Discretionary bonus paid in connection with the sale of our wire harness business.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2008, to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for such fiscal year.

Grants of Plan Based Awards For Fiscal Year Ended December 31, 2008
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($) (1)	Target ($)(1)	Maximum ($)(1)	Threshold ($)	Target ($)	Maximum ($)
David M. Sindelar	-	460,000	920,000	1,840,000	-	-	-	-	-	-	-
Timothy L. Conlon	-	275,000	550,000	1,100,000	-	-	-	-	-	-	-
Gerald G. Sax	-	117,000	234,000	468,000	-	-	-	-	-	-	-
Brian W. Barber	-	100,003	200,005	400,010	-	-	-	-	-	-	-
Richard B. Kampf	-	99,970	199,940	399,880	-	-	-	-	-	-	-
(1) Pursuant to our 2008 AICP. (2) The fair market value of Group’s common stock is below the stock option price of $12.63 per share.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

David M. Sindelar

Mr. Sindelar entered into an amended and restated executive employment agreement with the Company and certain of its subsidiaries as of October 13, 2003, as amended.  Pursuant to his employment agreement, Mr. Sindelar will serve as Chief Executive Officer of the Company through January 31, 2010, unless terminated earlier by the Company or Mr. Sindelar.  In the event the agreement is not terminated by either Mr. Sindelar or the Company before the expiration of the term of the agreement, the agreement will automatically renew for an additional year.  Mr. Sindelar is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall management of the Company and its subsidiaries.  Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $920,000, subject to upward adjustment, and additional compensation that may be used by Mr. Sindelar to own and maintain an automobile, as well as those other benefits customarily accorded the executives of the Company as long as the executive employment agreement is in force.  In addition, Mr. Sindelar is eligible to receive an annual cash-based incentive compensation opportunity of up to 200% of his annual base salary, in an amount determined in accordance with our AICP (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

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

Timothy L. Conlon

Mr. Conlon entered into an amended and restated executive employment agreement with the Company and certain of its subsidiaries as of January 31, 2003.  Pursuant to his employment agreement, Mr. Conlon will serve as President and Chief Operating Officer of the Company through January 31, 2010, unless terminated earlier by the Company or Mr. Conlon.  In the event the agreement is not terminated by either Mr. Conlon or the Company before the expiration of the term of the agreement, the agreement will automatically renew for an additional year.  Mr. Conlon is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall operational management of the Company.

The compensation provided to Mr. Conlon under his executive employment agreement includes an annual base salary of not less than $550,000, subject to upward adjustment, and additional compensation that may be used by Mr. Conlon to own and maintain an automobile, as well as those other benefits granted to Mr. Conlon for his expatriate service to the Company during his assignment to reside in Hong Kong, and other benefits customary accorded to executives of the Company as long as the executive employment agreement is in force.  In addition, Mr. Conlon is eligible to receive an annual cash-based incentive compensation opportunity of up to 200% of his annual base salary, in an amount determined in accordance with our AICP (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

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

The compensation provided to Mr. Sax under his executive employment agreement includes an annual base salary of not less than $360,000, and additional compensation that may be used by Mr. Sax to own and maintain an automobile, as well as those other benefits customarily accorded the executives of the Company as long as the executive employment agreement is in force.  In addition, Mr. Sax is eligible to receive an annual cash-based incentive compensation opportunity of up to 130% of his annual base salary in an amount determined in accordance with our AICP (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

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

Brian W. Barber

Mr. Barber entered into an amended and restated executive employment agreement with Group as of January 31, 2000.  Mr. Barber serves as Sr. Vice President Operations Printed Circuit Board & Supply Chain Management of the Company until his death or termination of employment.  Mr. Barber is required to devote the amount of time reasonably necessary to faithfully and adequately supervise Corporate’s printed circuit board operations as well as its supply chain.

The compensation provided to Mr. Barber under his executive employment arrangement includes an annual base salary of $307,700 and additional compensation that may be used by Mr. Barber to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force.  In addition, Mr. Barber is eligible to receive an annual cash-based incentive compensation opportunity of up to 130% of his annual base salary, in an amount determined in accordance with our AICP (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

Mr. Barber’s employment agreement also provides that if Mr. Barber’s employment is terminated without cause, Mr. Barber will continue to receive his then current salary and employee benefits, including any incentive bonus he is eligible to receive under the Company’s AICP on a pro-rata basis as of the time of the termination of his employment, for a period of 12 months following such termination.

Richard B. Kampf

Mr. Kampf entered into an amended and restated executive employment agreement with certain of our subsidiaries as of October 3, 2002.  Mr. Kampf serves as our Sr. Vice President Sales and Marketing until his death or termination of employment.  Mr. Kampf is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall sales and marketing management of the Company.

The compensation provided to Mr. Kampf under his employment arrangement includes an annual base salary of $307,600 and additional compensation that may be used by Mr. Kampf to own and maintain an automobile, as well as those other benefits customarily accorded the executives of Group as long as the executive employment agreement is in force.  In addition, Mr. Kampf is eligible to receive an annual cash-based incentive compensation opportunity of up to 130% of his annual base salary, in an amount determined in accordance with our AICP (if the Company achieves 120% of the target adjusted EBITDA set by the Compensation Committee each year).

Mr. Kampf’s employment agreement also provides that if Mr. Kampf’s employment is terminated without cause, Mr. Kampf will continue to receive his then current salary and employee benefits, including any incentive bonus he is eligible to receive under the Company’s AICP on a pro-rata basis as of the time of the termination of his employment, for a period of 12 months following such termination.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2008, with respect to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for such fiscal year.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2008
Option Awards
Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying	Option Exercise Price ($)	Option Expiration Date
	Exercisable (1)	Unexercisable (#)	Unexercised Unearned Options (#)
David M. Sindelar	350,000 70,000	- -	- -	12.63 12.63	1/31/2013 8/17/2014
Timothy L. Conlon	330,000 70,000	- -	- -	12.63 12.63	1/31/2013 8/17/2014
Gerald G. Sax	60,000 15,000 125,000	- - -	- - -	12.63 12.63 12.63	1/31/2013 8/17/2014 8/08/2015
Brian W. Barber	30,000 16,667 13,333	- 33,333 26,667	- - -	12.63 12.63 12.63	1/31/2013 2/6/2017 11/1/2017
Richard B. Kampf	30,000 16,667 13,333	- 33,333 26,667	- - -	12.63 12.63 12.63	1/31/2013 2/6/2017 11/1/2017
(1) All options have a vesting schedule of (i) 33% on the date of grant (ii), 33% two years following the date of grant and (iii) 33% three years after the date of grant.

Options Exercised and Stock Vested

        None of our Named Executive Officers exercised any stock options or similar awards during fiscal year

        2008.  The following table sets forth certain information with respect to stock option vesting during the fiscal year ended December 31, 2008, with respect to our Chief Executive Officer, Chief Financial Officer and our

        three other most highly compensated executive officers for such fiscal year.

Option Exercises and Stock Vested During the Year Ended
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
David M. Sindelar	-	-	-	-
Timothy L. Conlon	-	-	-	-
Gerald G. Sax	-	-	41,667	-
Brian W. Barber	-	-	-	-
Richard B. Kampf	-	-	-	-

          Pension Benefits

None of our Named Executive Officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation

We do not have any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

Our Company has entered into employment agreements with Messrs. Sindelar, Conlon, Sax, Barber, and Kampf.  Specific provisions set forth in the employment agreements regarding payments on termination are provided below.  The dollar amounts used in the discussion are estimates based on salary as of December 31, 2008, and benefits paid to the Named Executive Officer in fiscal year 2008.

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

Mr. Sax’s employment agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and the return of the Company’s property, non-competition for one-year following termination, in the event he is terminated for cause or voluntarily terminates, or during the period he accepts payments, in the event he is terminated without cause or upon death or disability.

Brian W. Barber

Voluntary Termination by the Executive or Termination for Cause:

All benefits and remuneration cease upon the voluntary termination by Mr. Barber or termination for cause.  “Cause” is defined in Mr. Barber’s employment agreement to mean fraud, dishonesty, competition with the Company, unauthorized use of any of the Company’s trade secrets or confidential information or failure to properly perform the duties assigned to him, in the reasonable judgment of the Company.

Termination by the Company Without Cause or Upon Death or Disability:

If Mr. Barber is terminated by the Company without cause (as defined in Mr. Barber’s Employment Agreement) or upon Mr. Barber’s death or disability, he is entitled to the following benefits: (i) no less than $307,700 and (ii) fringe benefits customarily afforded to executives of the Company for 12 months.  In addition, in the event that Mr. Barber’s termination is without cause, Mr. Barber is eligible to receive an annual bonus he would otherwise have been entitled to receive (on a pro-rated basis through his termination date) under our AICP.

Effect of a Change in Control:

There is no provision in Mr. Barber’s contract that specifically allows for any payment to Mr. Barber in the event of a change of control.

Mr. Barber’s employment arrangement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and the return of the Company’s property, non-competition for one-year following termination, in the event he is terminated for cause or voluntarily terminates.

Richard B. Kampf

Voluntary Termination by the Executive or Termination for Cause:

All benefits and remuneration cease upon the voluntary termination by Mr. Kampf or termination for cause.  “Cause” is defined in Mr. Kampf’s employment agreement to mean fraud, dishonesty, competition with the

Company, unauthorized use of any of the Company’s trade secrets or confidential information or failure to properly perform the duties assigned to him, in the reasonable judgment of the Company.

Termination by the Company Without Cause or Upon Death or Disability:

If Mr. Kampf is terminated by the Company without cause (as defined in Mr. Kampf’s Employment Agreement) or upon Mr. Kampf’s death or disability, he is entitled to the following benefits: (i) no less than $307,600 and (ii) fringe benefits customarily afforded to executives of the Company for 12 months.  In addition, in the event that Mr. Kampf’s termination is without cause, Mr. Kampf is eligible to receive an annual bonus he would otherwise have been entitled to receive (on a pro-rated basis through his termination date) under our AICP.

Effect of a Change in Control:

There is no provision in Mr. Kampf’s contract that specifically allows for any payment to Mr. Kampf in the event of a change of control.

Mr. Kampf’s employment arrangement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and the return of the Company’s property, non-competition for one-year following termination, in the event he is terminated for cause or voluntarily terminates.

The following table demonstrates the amounts payable to each Named Executive Officer upon termination of employment under several circumstances assuming such termination was effective December 31, 2008.

NEO	Voluntary Resignation	Termination for Cause	Termination Without Cause	Termination Due to Death or Disability	Change of Control
David M. Sindelar	Lifetime medical benefits	Lifetime medical benefits	$2,809,500 plus lifetime medical benefits	$2,809,500 plus lifetime medical benefits	None
Timothy L. Conlon	Lifetime medical benefits	Lifetime medical benefits	$858,000 plus lifetime medical benefits	$858,000 plus lifetime medical benefits	None
Gerald G. Sax	Lifetime medical benefits	Lifetime medical benefits	$910,500 plus lifetime medical benefits	$910,500 plus lifetime medical benefits	None
Brian W. Barber	-	-	$307,700 plus medical benefits for 12 months	$307,700	None
Richard B. Kampf	-	-	$307,600 plus medical benefits for 12 months	$307,600	None

Compensation of Directors

In 2008, the Chairman of the Board received annual compensation of $130,000 and Directors (other than the Chairman) who are not executive officers received an annual fee of $35,000.  In addition, each Audit Committee and Compensation Committee member received an annual fee of $12,000 and the Chairman of the Audit Committee and Compensation Committee each received an additional fee of $7,000.  We also reimbursed our Directors for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees.  The Company also has granted 55,000 stock options with an exercise price of $12.63 per share, which vested over a period of three years, to each of Mr. Steffen, Mr. McGinn, Mr. Vieser and Ms. Gulyas upon their original election as Directors in the first quarter of 2003 as additional compensation for their services as members of the Board.  Mr. Steffen received an additional 50,000 options with an exercise price of $12.63 per share when he was elected as Chairman of the Board of Directors in December of 2003, which such options vested over a period of three years.

DIRECTOR COMPENSATION (2008)

The following table provides compensation information for our Directors in 2008 who were not executive officers of the Company.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Total
Christopher J. Steffen	$ 154,000	$ -	$ -	$ 154,000
Jack D. Furst	35,000(2)	-	-	35,000
Edward Herring	47,000(2)	-	-	47,000
Philip Raygorodetsky	47,000(4)	-	-	47,000
Robert F. Cummings	47,000(3)	-	-	47,000
Diane H. Gulyas	47,000	-	-	47,000
Richard W. Vieser	54,000	-	-	54,000
Richard A. McGinn	66,000	-	-	66,000

(1) Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation method.

(2) Compensation paid directly from the Company to HMTF.

(3) Compensation paid directly from the Company to GSC.

(4) Mr. Raygorodetsky did not receive compensation for 2008 as he was elected to the board on March 27, 2009.  The $47,000 reflects amounts paid to GSC for Messrs Hamwee and Frank in 2008.

Compensation Committee Interlocks and Insider Participation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

The following table sets forth, as of December 31, 2008, information with respect to Group’s 2003 Stock Option Plan.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,608,400	$12.63	169,378
Equity compensation plans not approved by security holders	-	-	-
Total	2,608,400	$12.63	169,378

Group owns 100% of our capital stock. The following table sets forth, as of December 31, 2008, information regarding the beneficial ownership of Group’s common stock by each person who beneficially owned more than 5% of any class of Group’s voting securities and by its Directors and Named Executive Officers, individually, and by its Directors and executive officers as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Common
	Ownership (1)	Stock
5% Stockholders:
HMTF Parties (2)	17,749,419	54.5%
c/o HM Capital Partners 200 Crescent Court, Suite 1600 Dallas, Texas 75201
GSC Parties (3) c/o GSC Partners 500 Campus Drive, Suite 220 Florham Park, New Jersey 07932	10,862,604	34.6
Fidelity Parties (4) 82 Devonshire Street Boston, Massachusetts 02109	2,853,390	9.9

Officers and Directors:

Jack D. Furst (5)	17,749,419	54.5
Philip Raygorodetsky (3)	10,862,604	34.6
Edward Herring	-	-
Richard W. Vieser (6)	55,000	0.2
Robert F. Cummings	-	-
Diane H. Gulyas (6)	55,000	0.2
Richard A. McGinn (6)	55,000	0.2
Christopher J. Steffen (6)	105,000	0.4
David M. Sindelar (6)	420,000	1.4
Timothy L. Conlon (6)	400,000	1.4
Gerald G. Sax (6)	200,000	0.7
Brian W. Barber (6)	60,000	0.2
Richard B. Kampf (6)	60,000	0.2
All executive officers and Directors as a group (13 persons)	30,022,023	82.4%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock and options, warrants or other convertible securities (such as the class B senior convertible preferred stock) that are currently exercisable or exercisable within 60 days of December 31, 2008, are deemed to be outstanding and to be beneficially owned by the person holding those options, warrants or other convertible securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

•

9,873,369 shares of common stock and 2,177,356 shares of Class B Senior Convertible Preferred Stock (currently convertible into 3,666,036 shares of common stock) held of record by Pearl Street II, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of HMTF.

(3)

These figures include:

GSC Recovery II, L.P. (Recovery II) owns 4,543,850 shares of common stock (which includes 2,893,887 shares of common stock and 1,649,963 shares of common stock issuable upon conversion of 979,957 shares of Class B Senior Convertible Preferred Stock); GSC Recovery IIA, L.P. (Recovery IIA) owns 5,204,545 shares of common stock (which includes 4,357,276 shares of common stock and 847,269 shares of common stock issuable upon conversion of 503,215 shares of Class B Senior Convertible Preferred Stock); GSC Partners CDO Fund, Limited (CDO) owns 654,801 shares of Group’s common stock; and GSC Partners CDO Fund II, Limited (CDO II) owns 459,408 shares of Group’s common stock.  By virtue of his relationship (described below) with Recovery II, Recovery IIA, CDO, and CDO II, Mr. Cummings may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of, the shares of common stock of Group owned by Recovery II, Recovery IIA, CDO, and CDO II. Mr. Cummings disclaims beneficial ownership of Group’s common stock except to the extent of his pecuniary interest in such stock.

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

GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P. and GSCP (NJ) Holdings, L.P. and is a wholly owned subsidiary of GSC Group, Inc.  Additionally, GSC Group, Inc. owns substantially all of the interests in GSCP (NJ), L.P. and GSCP (NJ), Holdings, L.P.  Each of Alfred C. Eckert III, Richard M. Hayden, Robert F. Cummings, Andrew J. Wagner and David L. Goret are the executive officers of GSC Group, Inc. and GSCP (NJ), Inc.

By virtue of each of the above entity’s and individual’s relationship with Recovery II, Recovery IIA, CDO and CDO II, each may be deemed to have shared voting and investment power over, and be the indirect beneficial owner of, the shares of common stock of Group owned by Recovery II, Recovery IIA, CDO and CDO II.  Each of the above entities and individuals disclaims beneficial ownership of Group’s common stock except to the extent of each entity’s and individuals pecuniary interest in such common stock.

(4)

These figures include:

The Fidelity entities identified above are either an investment company registered under Section 8 of the Investment Company Act of 1940, as amended, or an institutional investment account, each of which is advised by an investment adviser that is a wholly-owned subsidiary of FMR LLC.  FMR LLC is a Delaware limited liability corporation.

(5)

Mr. Furst is a partner, stockholder and member of the management committee of HMTF and, accordingly, may be deemed to beneficially own all or a portion of the shares of Group common stock beneficially owned by the HMTF Parties described above.  Mr. Furst disclaims beneficial ownership of shares of Group’s common stock not owned of record by him.

(6)

Represents shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Viasystems has a written Code of Business Conduct which governs, in part, review and approval of transactions between Viasystems and an affiliated party.  All affiliated transactions must be disclosed to our General Counsel and, if such transaction is material under the relevant SEC codes, such proposed transaction will be submitted to our Audit Committee for approval.

Stockholders Agreement

On January 31, 2003, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with certain persons acquiring shares of Group capital stock in connection with our Chapter 11 reorganization, including HMTF, which controls a majority of the voting stock of Group, and certain affiliates of GSC.

The Stockholders Agreement provides that our Board of Directors will be comprised of at least nine members as follows: our Chief Executive Officer, five members designated for election by affiliates of HMTF and three members designated for election by affiliates of GSC and the other non-HMTF stockholder parties to the Stockholders Agreements other than HMTF.  In addition, affiliates of HMTF, on the one hand, and affiliates of GSC and the other non-HMTF stockholder parties to the Stockholders Agreement, on the other hand, have the right to jointly designate additional members to our Board of Directors.  The five Directors designated by affiliates of HMTF are Mr. Furst, Mr. Herring, Mr. McGinn, Mr. Vieser and Mr. Conlon.  The three Directors designated by affiliates of GSC and other non-HMTF stockholders are Mr. Cummings, Mr. Raygorodetsky and Ms. Gulyas.  Mr. Steffen is a jointly nominated Director and Mr. Sindelar holds the remaining seat as our Chief Executive Officer.  The Stockholders Agreement also provides that the Compensation Committee of our Board of Directors will be comprised of two members designated by the HMTF board designees and one member designated by the GSC and non-HMTF Stockholders board designees, so long as such individuals are qualified to serve in such capacity.

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

Monitoring and Oversight Agreement

Viasystems entered into a ten-year monitoring and oversight agreement with an affiliate of HMTF, effective as of January 31, 2003.  Under the monitoring and oversight agreement, Viasystems is required to pay HMTF an annual fee for oversight and monitoring services equal to the lesser of i) 2% of its consolidated EBITDA for such year or ii) $1.5 million.  The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HMTF may elect to defer the payment of its fees, in which case these amounts will become due and payable at such time as HMTF elects to require the payment of these obligations.  The monitoring and oversight agreement makes available the resources of HMTF concerning a variety of financial and operational matters.  These services have been provided not only by Mr. Furst and Mr. Herring, outside the scope of their duties as our Directors, but also from numerous other principals and employees of HMTF.  Mr. Furst and Mr. Herring are each principals of HMTF.  HMTF has performed various monitoring and oversight services, including providing input in management’s establishment of Viasystems’ financial and strategic acquisition plans.  HMTF monitors the viability and implementation of Viasystems’ strategic plan through actions such as review of monthly financial data, management briefings and facility visits.  HMTF is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement.  In addition, Viasystems has agreed to indemnify HMTF, its affiliates and their respective Directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees, and disbursements of counsel related to or arising out of or in connection with the services rendered by HMTF under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of HMTF.

Director Independence

Our Board of Directors is elected in accordance with the Stockholders Agreement.   We do not, therefore, have a designated Nominating Committee of the Board of Directors.   Our Board of Directors has, however, separately designated both a Compensation Committee and an Audit Committee.   The Compensation Committee is consists of the following members of the Board of Directors:  Christopher J. Steffen, Edward Herring, Robert F. Cummings and Richard A. McGinn.  The Audit Committee is consists of:  Christopher J. Steffen, Philip Raygorodetsky., Diane H. Gulyas, Richard A. McGinn and Richard W. Vieser.  Messrs McGinn and Vieser, as well as Ms. Gulyas, are considered independent directors.  Mr. Steffen is also an independent director and is the designated financial expert on our Audit Committee.

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

Item 14.  Principal Accountant Fees and Services

The Audit Committee has a policy related to the review and approval of services provided by the independent registered public accounting firm.  The policy requires advance approval of all audit, audit-related, tax and other services, including specifically defined permitted nonaudit services, to be performed by our independent auditor.  Unless the specific service has been previously preapproved, the Audit Committee must approve the service before our independent registered public accounting firm is engaged to perform it.

All fees billed by Ernst & Young LLP for all services rendered during the years ended December 31, 2008 and 2007, are summarized in the following table:

	Year ended December 31,
	2008	2007
Audit fees	$ 1,305,000	$ 1,375,361
Audit-related fees	40,130	53,209
Tax fees	93,506	313,697
All other fees	1,500	1,500
Total	$ 1,440,136	$ 1,743,767

Audit fees relate to the audit of the consolidated financial statements of Viasystems, Inc., the quarterly reviews of Viasystems Inc.’s consolidated financial statements and foreign statutory audits.

Audit-related fees include miscellaneous consulting and advisory services in connection with Sarbanes-Oxley in 2008 and 2007.

Tax fees relate to review of the federal tax return in 2008 and 2007, and implementation of FIN 48 in 2007.

During fiscal 2008, the Audit Committee reviewed and approved all services provided by the independent registered public accounting firm.  Additionally, the Audit Committee considered and concluded that all the services provided by the independent registered public accounting firm were compatible with maintaining the auditor’s independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 30th day of March, 2009.

Viasystems, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer	Senior Vice President and Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated 30th day of March, 2009.

/s/ Christopher J. Steffen
Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst
Jack D. Furst	Director

/s/ Edward Herring
Edward Herring	Director

/s/ Robert F. Cummings, Jr.
Robert F. Cummings, Jr.	Director

/s/ Diane H. Gulyas
Diane H. Gulyas	Director

/s/ Richard A. McGinn
Richard A. McGinn	Director

/s/ Philip Raygorodetsky
Philip Raygorodetsky	Director

/s/ Richard W. Vieser
Richard W. Vieser	Director

/s/ David M. Sindelar
David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy L. Conlon
Timothy L. Conlon	President, Chief Operating Officer and Director

/s/ Gerald G. Sax	Senior Vice President and Chief Financial Officer
Gerald G. Sax	(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.		Exhibit Description
2.1	(1)	Prepackaged Joint Plan of Reorganization of Viasystems Group, Inc. (“Group, Inc.”) and Viasystems, Inc. under Chapter 11 of the Bankruptcy Code, dated August 30, 2002.
2.1(a)	(1)	Modification to the Debtors’ Prepackaged Joint Plan of Reorganization, dated January 2, 2003.
2.1(b)	(6)

Stock Purchase Agreement between Electrical Components International Holdings Company, Viasystems Group, Inc., Wire Harness Holding Company, Inc. and Wire Harness Industries, Inc. dated March 21, 2006.

3.1	(3)	Second Amended and Restated Certificate of Incorporation of Group, Inc.
3.2	(3)	Amended and Restated Bylaws of Group, Inc.
3.3	(2)	Amended and Restated Certificate of Incorporation of Viasystems, Inc.
3.4	(2)	Amended and Restated Bylaws of Viasystems, Inc.
4.1	(2)	Indenture, dated as of December 17, 2003, among Viasystems, Inc., the Guarantors party thereto, and The Bank of New York, as Trustee.
4.2	(2)	Form of 10½% Senior Subordinated Note (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).
10.1	(7)

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

10.4	(1)	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, and Timothy L. Conlon.
10.5	(5)	Amended and Restated Executive Employment Agreement made and entered into effective as of August 15, 2005, among Group, Viasystems, Inc., Viasystems Technologies Corp., LLC and Gerald G. Sax.
10.6	(1)	Amended and Restated Executive Employment Agreement dated January 31, 2003, among Group, Inc., Viasystems, Inc. Viasystems Technologies Corp., LLC and Joseph Catanzaro.
10.7	(1)	Monitoring and Oversight Agreement, made and entered into effective as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and Hicks, Muse & Co. Partners, L.P.
10.8	(3)	Stockholders Agreement dated as of January 31, 2003, by and among Group, Inc. and the other parties thereto.
10.9	(3)	Amendment to Stockholders Agreement dated as of October 2003, by and among Group, Inc. and the other parties thereto.
10.10	(3)	Annual Incentive Compensation Plan for Group, Inc.
10.11	(3)	Credit Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.11(a)	(3)

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

10.12	(3)	Guarantee and Collateral Agreement, dated as of January 31, 2003, among Group, Inc., Viasystems, Inc., the subsidiaries party thereto, and JPMorgan Chase Bank, as Collateral Agent.
14.1	(4)	Code of Ethics for the Principal Executive Officer and Senior Financial Officers filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2004.
17	(8)	Correspondence on Departure of Director.
21.1	(8)	Subsidiaries of the Registrant.
31.1	(8)	Chief Executives Officer’s Certification required by Rule 13(a)-14(a).
31.2	(8)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32	(8)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on April 28, 2004.

(2)     Incorporated by reference to Registration Statement No. 333-114467 on Form S-4 filed on April 14, 2004.

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

(4)     Incorporated by reference to 2004 Annual Report on Form 10-K of Viasystems, Inc. filed on March 30, 2005.

(5)     Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems, Inc. filed on November 14, 2005.

(6)     Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on March 22, 2006.

(7)     Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on August 23, 2006.

(8)     Filed herewith.

EXHIBIT 21.1

Subsidiaries of Viasystems, Inc.

NAME OF ENTITY	JURISDICTION OF ORGANIZATION
Guangzhou Kalex Laminate Company Limited	China
Guangzhou Termbray Circuit Board Co. Limited	China
Guangzhou Termbray Electronics Technology Co. Limited	China
Guangzhou Viasystems Commercial Trading Co. Limited	China
Kalex Circuit Board (China) Limited	Hong Kong
Kalex Circuit Board (Guangzhou) Limited	Hong Kong
Kalex Multi-Layer Circuit Board (Zhong Shan) Limited	China
Kalex Printed Circuit Board Limited	Hong Kong
Print Service Holding NV	Netherlands
Qingdao Viasystems Telecommunications Technologies Co. Limited	China
Shanghai Reltec Communications Technology Co. Limited	China
Shanghai Viasystems Electronic Systems Company Limited	China
Shanghai Viasystems EMS Co. Limited	China
Termbray Circuit Board Company Limited	Hong Kong
Termbray Laminate Company Limited	Hong Kong
Viasupply Company Limited	Hong Kong
Viasystems (Nantong) Electronic Technologies Co., Limited	China
Viasystems (Singapore) Pte Limited	Singapore
Viasystems (South China) Company Limited	Hong Kong
Viasystems Asia Pacific Company Limited	Hong Kong
Viasystems Asia Pacific Property B.V.I. Limited	Hong Kong
Viasystems BV	Netherlands
Viasystems BVI Limited	British Virgin Islands
Viasystems Canada Holdings, Inc.	Canada
Viasystems Electronics (Guangzhou) Company Limited	China
Viasystems EMS (Hong Kong) Company Limited	Hong Kong
Viasystems EMS (Shenzhen) Company Limited	China
Viasystems Group Limited	England/Wales
Viasystems II ULC	Nova Scotia
Viasystems International, Inc.	Delaware
Viasystems Kalex Printed Circuit Board Limited	Hong Kong
Viasystems Luxembourg S.a.r.l.	Luxembourg
Viasystems Milwaukee, Inc.	Wisconsin
Viasystems Mommers BV	Netherlands
Viasystems Research & Development Center (Guangzhou) Co. Limited	China
Viasystems Services BV	Netherlands
Viasystems Technologies Corp. LLC	Delaware
Viasystems Technology International Trading (Shanghai) Co. Limited	China
Viasystems ULC	Nova Scotia
Wire Harness Holding Company, Inc.	Delaware
Wirekraft Industries, LLC	Delaware

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Sindelar, certify that:

1.

I have reviewed this annual report on Form 10-K of Viasystems, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s independent certified public accountants and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2009

/s/ David M. Sindelar

David M. Sindelar

Chief Executive Officer

Exhibit 31.2

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald G. Sax, certify that:

1.

I have reviewed this annual report on Form 10-K of Viasystems, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s independent certified public accountants and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2009

/s/ Gerald G. Sax

Gerald G. Sax

Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Viasystems, Inc., a Delaware corporation (the “Company”), does hereby certify that, to the best of their knowledge:

The Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 30, 2009

/s/ David M. Sindelar

David M. Sindelar

Chief Executive Officer

Date: March 30, 2009

/s/ Gerald G. Sax

Gerald G. Sax

Chief Financial Officer