Form 10-Q
period 2009-03-31
VIASYSTEMS INC
filed 2009-05-11
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES [  ]   NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 11, 2009, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$84,475	$83,053
Restricted cash	303	303
Accounts receivable, net	88,383	96,564
Inventories	59,816	70,419
Prepaid expenses and other	7,728	11,599
Total current assets	240,705	261,938
Property, plant and equipment, net	224,685	232,741
Goodwill	79,485	79,485
Intangible assets, net	5,477	5,780
Deferred financing costs, net	3,401	3,917
Other assets	2,113	2,181
Total assets	$555,866	$586,042

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$10,117	$9,617
Accounts payable	68,949	74,668
Accrued and other liabilities	44,025	58,535
Total current liabilities	123,091	142,820
Long-term debt, less current maturities	209,045	211,046
Other non-current liabilities	33,397	32,882
Total liabilities	365,533	386,748

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,438,006	2,437,792
Accumulated deficit	(2,254,354)	(2,242,445)
Accumulated other comprehensive income	6,681	3,947
Total stockholder’s equity	190,333	199,294
Total liabilities and stockholder’s equity	$555,866	$586,042

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$123,437	$180,519
Operating expenses:
Cost of goods sold, exclusive of items shown separately	102,876	140,430
Selling, general and administrative	10,204	15,324
Depreciation	12,680	13,040
Amortization	304	312
Restructuring and impairment	723	-
Operating (loss) income	(3,350)	11,413
Other expense (income):
Interest expense, net	5,504	5,521
Amortization of deferred financing costs	516	516
Other, net	122	(1,219)
(Loss) income before income taxes	(9,492)	6,595
Income tax provision	2,417	2,506
Net (loss) income	$(11,909)	$4,089

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(11,909)	$4,089
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,984	13,352
Amortization of deferred financing costs	516	516
Non-cash impact of exchange rate changes	(88)	549
Loss on disposition of assets, net	-	264
Non-cash stock compensation expense	214	233
Deferred income taxes	144	(104)
Change in assets and liabilities:
Accounts receivable	8,181	7,447
Inventories	10,603	(3,368)
Prepaid expenses and other	4,151	(599)
Accounts payable	(5,719)	(10,372)
Accrued and other liabilities	(11,531)	(7,211)
Net cash provided by operating activities	7,546	4,796
Cash flows from investing activities:
Capital expenditures	(4,886)	(17,107)
Proceeds from disposals of property	262	33
Net cash used in investing activities	(4,624)	(17,074)
Cash flows from financing activities:
(Repayments) borrowings under credit facility	(1,500)	20,000
Net cash (used in) provided by financing activities	(1,500)	20,000

Net change in cash and cash equivalents	1,422	7,722

Cash and cash equivalents, beginning of the period	83,053	64,002
Cash and cash equivalents, end of the period	$84,475	$71,724

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.      Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission.

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

Fair Value Measurements

The Company measures the fair value of assets and liabilities in accordance with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value and provides a framework for measuring fair value.  SFAS No. 157 provides a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3 - valuations derived from valuation techniques in which one or more significant inputs are unobservable.  In addition, SFAS No. 157 discusses valuation techniques which may be used, including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

2.      Inventories

The composition of inventories is as follows:

	March 31, 2009	December 31, 2008
Raw materials	$23,592	$26,388
Work in process	17,467	18,488
Finished goods	18,757	25,543
Total	$59,816	$70,419

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.      Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2009	December 31, 2008
Land and buildings	$54,956	$54,885
Machinery, equipment and systems	426,573	422,489
Leasehold improvements	40,754	40,355
Construction in progress	890	1,537
	523,173	519,266
Less: Accumulated depreciation	(298,488)	(286,525)
Total	$224,685	$232,741

4.      Long-term Debt

The composition of long-term debt is as follows:

	March 31, 2009	December 31, 2008
2006 Credit Agreement:
Term loans	$14,000	$15,500
Revolving credit loans	-	-
Senior Subordinated Notes, due 2011	200,000	200,000
Capital leases	5,162	5,163
	219,162	220,663
Less: Current maturities	(10,117)	(9,617)
	$209,045	$211,046

As of March 31, 2009, $14,000 was outstanding under the term loan facility of the 2006 Credit Agreement which is repayable in quarterly installments through July 2010.  As of March 31, 2009, approximately $57,250 of the revolving credit facility under the 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $2,750.

5.      Restructuring and Charges

In light of the global economic downturn which began towards the end of 2008, and as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand, the Company initiated restructuring activities during the fourth quarter of 2008 (the “2008 Restructuring”).  These activities are expected to be concluded during the first half of 2009, and include the shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina; as well as workforce reductions across the Company’s global operations.

The reserve for restructuring activities at March 31, 2008, consists of accruals for liabilities incurred as part of restructuring activities initiated during 2001.  These restructuring activities were a result of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries.  These actions resulted in asset impairments, plant shutdowns and downsizings which continued through 2005.

		Three Months Ended March 31, 2009
	Balance at 12/31/08	Charges	Cash Payments	Adjustments		Balance at 3/31/09
Restructuring Activities:
Personnel and severance	$8,896	$268	$(5,562)	$-		$3,602
Lease and other contractual commitments	3,226	455	(315)	58	(a)	3,424
Total restructuring charges	$12,122	$723	$(5,877)	$58		$7,026

		Three Months Ended March 31, 2008
	Balance at 12/31/07	Charges	Cash Payments	Adjustments		Balance at 3/31/08
Restructuring Activities:
Personnel and severance	$349	$-	$-	$-		$349
Lease and other contractual commitments	4,818	-	(181)	86	(a)	4,723
Total restructuring charges	$5,167	$-	$(181)	$86		$5,072

                    (a)  Represents accretion of interest on discounted restructuring liabilities.

Related to the 2008 Restructuring, the Company recorded restructuring charges for the three months ended March 31, 2009, of $723, which was all incurred in the Assembly segment. The Company has recorded cumulative restructuring charges totaling $15,792 through March 31, 2009, related to the 2008 Restructuring. These charges include $9,779 related to personnel and severance, $5,558 of non-cash asset impairment charges and $455 related to lease termination and other closure costs.  The charges of $15,792 were incurred in the Printed Circuit Boards and Assembly segments in the amount of $9,935 and $5,857, respectively.   The Company estimates the total cost of 2008 Restructuring, including non-cash charges, will approximate $22,000, of which approximately $10,000 relates to headcount reduction costs, $6,000 relates to non-cash asset impairments and $6,000 relates to lease termination and other costs.  The Company expects these costs will be incurred in the Printed Circuit Boards and Assembly segments in the amount of $12,000 and $10,000, respectively.

6.      Derivative Financial Instruments and Cash Flow Hedging Strategy

As of January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  This standard applies to derivative instruments, nonderivative instruments that are designed and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  SFAS No. 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on financial statements from their use.

The Company accounts for derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), and SFAS No. 133.  These standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.  Accumulated other comprehensive income as of March 31, 2009, and December 31, 2009, included an unrecognized gain on derivatives of $212 and an unrecognized loss on derivatives of $2,522, respectively.

The Company uses foreign exchange forward contracts that are designated and qualify as cash flow hedges, to manage certain of its foreign exchange rate risks.  The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements.  The Company’s foreign currency exposure arises from the transacting of business in a currency other than the U.S. dollar, which is the currency in which the Company incurs the majority of its costs.

The Company’s decision to enter into foreign exchange forward contracts is made after considering future use of foreign currencies, desired foreign exchange rate sensitivities and the foreign exchange rate environment.  Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments to be used and the hedged items, as well as the risk management objective for undertaking the hedge transactions.  The maximum term over which the Company hedges exposure to the exchange rate variability of future cash flows is generally less than one year.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1).  As of March 31, 2009 and 2008, all of the Company’s derivatives were in the form of Chinese Renminbi (“RMB”) foreign exchange forward contracts which were designated and qualified as cash flow hedging instruments under SFAS No. 133.  The following table summarizes the Company’s outstanding derivative contracts:

	March 31, 2009	March 31, 2008
Notional amount in Chinese RMB	630,000	450,000
Weighted average remaining maturity in months	4.5	4.5
Weighted average exchange rate to one U.S. Dollar	6.839	6.945
Deferred gain measured at fair value	$212	$2,078
Balance sheet location of deferred gain	Prepaid expenses and other	Prepaid expenses and other

Amounts received or paid to settle foreign exchange forward contracts are recorded in cost of goods sold at the time of settlement.  For the three months ended March 31, 2009, a loss of $761 was recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.  For the three months ended March 31, 2008, a gain of $604 was recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.

7.      Stock-based Compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), stock compensation expense is recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2009	2008
Cost of goods sold	$25	$36
Selling, general and administrative	189	197
	$214	$233

The following table summarizes the stock option activity from January 1, 2009, through March 31, 2009:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,608,400	$12.63
Granted	-	-
Exercised	-	-
Forfeited	(16,400	12.63
Outstanding at March 31, 2009	2,592,000	12.63

Options exercisable at March 31, 2009	2,388,785	12.63

There were no options granted during the three months ended March 31, 2009.  For options granted during the three months ended March 31, 2008, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions.

Expected life of options	5 years
Risk free interest rate	2.71%
Expected volatility of stock	52%
Expected dividend yield	None

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

9.      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(11,909)	$4,089
Gain on derivative instruments designated and qualifying as foreign currency cash flow hedging instruments, net of tax of $0	2,734	1,728
Comprehensive (loss) income	$(9,175)	$5,817

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

Total assets by segment are as follows:

	March 31, 2009	December 31, 2008
Total assets:
Printed Circuit Boards	$419,053	$435,664
Assembly	107,506	113,392
Other	29,307	36,986
	$555,866	$586,042

Net sales and operating (loss) income by segment, together with a reconciliation to (loss) income before income taxes, are as follows:

	Three Months Ended March 31,
	2009	2008
Net sales to external customers:
Printed Circuit Boards	$77,621	$128,913
Assembly	45,816	51,606
Total	$123,437	$180,519

Intersegment sales:
Printed Circuit Boards	$2,434	$4,255
Assembly	-	-
Total	$2,434	$4,255

Operating (loss) income:
Printed Circuit Boards	$(4,313)	$14,234
Assembly	963	(2,821)
Other	-	-
Total	(3,350)	11,413

Interest expense, net	5,504	5,521
Amortization of deferred financing costs	516	516
Other, net	122	(1,219)
(Loss) income before income taxes	$(9,492)	$6,595

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

Balance Sheet as of March 31, 2009
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$762	$24,256	$59,457	$-	$84,475
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	13,475	74,908	-	88,383
Inventories	-	9,641	50,175	-	59,816
Other current assets	-	1,613	6,115	-	7,728
Total current assets	762	49,288	190,655	-	240,705
Property, plant and equipment, net	-	7,293	217,392	-	224,685
Other assets, net	3,596	114	86,766	-	90,476
Investment in subsidiaries	658,269	335,584	-	(993,853)	-
Total assets	$662,627	$392,279	$494,813	$(993,853)	$555,866
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$-	$-	$10,117	$-	$10,117
Accounts payable	-	6,549	62,400	-	68,949
Accrued and other liabilities	4,649	8,838	30,538	-	44,025
Total current liabilities	4,649	15,387	103,055	-	123,091
Long-term debt, less current maturities	200,000	-	9,045	-	209,045
Other non-current liabilities	-	10,800	22,597	-	33,397
Intercompany payable (receivable)	274,022	(292,407)	18,385	-	-
Total liabilities	478,671	(266,220)	153,082	-	365,533
Total paid- in capital and accumulated deficit	183,652	658,269	335,584	(993,853)	183,652
Accumulated other comprehensive income (loss)	304	230	6,147	-	6,681
Total liabilities and stockholder’s equity	$662,627	$392,279	$494,813	$(993,853)	$555,866

Balance Sheet as of December 31, 2008
	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$391	$29,468	$53,194	$-	$83,053
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	16,530	80,034	-	96,564
Inventories	-	11,705	58,714	-	70,419
Other current assets	-	1,494	10,105	-	11,599
Total current assets	391	59,500	202,047	-	261,938
Property, plant and equipment, net	-	7,519	225,222	-	232,741
Investment in subsidiaries	665,674	348,167	-	(1,013,841)	-
Other assets, net	3,976	115	87,272	-	91,363
Total assets	$670,041	$415,301	$514,541	$(1,013,841)	$586,042
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$-	$-	$9,617	$-	$9,617
Accounts payable	-	6,917	67,751	-	74,668
Accrued and other liabilities	9,904	12,830	35,801	-	58,535
Total current liabilities	9,904	19,747	113,169	-	142,820
Long-term debt, less current maturities	200,000	-	11,046	-	211,046
Other non-current liabilities	-	10,635	22,247	-	32,882
Intercompany payable (receivable)	264,427	(278,251)	13,824	-	-
Total liabilities	474,331	(247,869)	160,286	-	386,748
Total paid-in capital and accumulated deficit	195,347	665,674	348,167	(1,013,841)	195,347
Accumulated other comprehensive income (loss)	363	(2,504)	6,088	-	3,947
Total liabilities and stockholder’s equity	$670,041	$415,301	$514,541	$(1,013,841)	$586,042

Statement of Operations for the three months ended March 31, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$26,713	$106,071	$(9,347)	$123,437
Operating expenses:
Cost of goods sold, exclusive of items shown separately	25	24,499	87,699	(9,347)	102,876
Selling, general and administrative	189	1,745	8,270	-	10,204
Depreciation	-	356	12,324	-	12,680
Amortization	72	-	232	-	304
Restructuring and impairment	-	723	-	-	723
Operating (loss) income	(286)	(610)	(2,454)	-	(3,350)
Other expense (income):
Interest expense (income), net	3,914	(6,015)	7,605	-	5,504
Amortization of deferred financing costs	308	-	208	-	516
Other, net	(4)	(319)	445	-	122
Equity in (earnings) loss of subsidiaries	7,405	12,583	-	(19,988)	-
(Loss) income before income taxes	(11,909)	(6,859)	(10,712)	19,988	(9,492)
Income tax provision	-	546	1,871	-	2,417
Net (loss) income	$(11,909)	$(7,405)	$(12,583)	$19,988	$(11,909)

Statement of Operations for the three months ended March 31, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$42,732	$156,602	$(18,815)	$180,519
Operating expenses:
Cost of goods sold, exclusive of items shown separately	36	39,345	119,864	(18,815)	140,430
Selling, general and administrative	196	4,161	10,967	-	15,324
Depreciation	-	784	12,256	-	13,040
Amortization	81	-	231	-	312
Restructuring and impairment	-	-	-	-	-
Operating (loss) income	(313)	(1,558)	13,284	-	11,413
Other expense (income):
Interest expense (income), net	2,628	(5,926)	8,819	-	5,521
Amortization of deferred financing costs	309	-	207	-	516
Other, net	67	1,464	(2,750)	-	(1,219)
Equity in (earnings) loss of subsidiaries	(7,406)	(4,513)	-	11,919	-
Income before income taxes	4,089	7,417	7,008	(11,919)	6,595
Income tax provision	-	11	2,495	-	2,506
Net income	$4,089	$7,406	$4,513	$(11,919)	$4,089

Statement of Cash Flows for the three months ended March 31, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$371	$(5,054)	$12,229	$-	$7,546
Net cash provided by (used in) investing activities	-	(158)	(4,466	-	(4,624)
Net cash provided by (used in) financing activities	-	-	(1,500	-	(1,500)
Net change in cash and cash equivalents	371	(5,212)	6,263	-	1,422
Cash and cash equivalents, beginning of the period	391	29,468	53,194	-	83,053
Cash and cash equivalents, end of the period	$762	$24,256	$59,457	$-	$84,475

Statement of Cash Flows for the three months ended March 31, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$(47)	$254	$4,589	$-	$4,796
Net cash provided by (used in) investing activities	-	(2,192)	(14,882)	-	(17,074)
Net cash provided by (used in) financing activities	-	-	20,000	-	20,000
Net change in cash and cash equivalents	(47)	(1,938)	9,707	-	7,722
Cash and cash equivalents, beginning of the period	653	28,464	34,885	-	64,002
Cash and cash equivalents, end of the period	$606	$26,526	$44,592	$-	$71,724

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

Forward-looking statements involve risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 30, 2009.  Actual results may differ materially from those expressed in these forward-looking statements.  You should not put undue reliance on any forward-looking statements.  We do not have any intention or obligation to update forward-looking statements after we file this information statement.

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements.  These factors include, but are not limited to global economic conditions, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in our inventory levels, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, risks associated with our acquisition strategy, our substantial indebtedness and our ability to comply with the terms thereof, control by our largest stockholder and other factors.

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”).  The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, telecommunications switching equipment, data networking equipment, computer storage equipment, major household appliances, wind energy applications, and a variety of complex industrial, medical and technical instruments.  As of March 31, 2009 we have six manufacturing facilities located outside the United States to take advantage of low cost, high quality manufacturing environments, including five manufacturing sites in The People’s Republic of China (“China”) and one in Mexico.  In addition, as of March 31, 2009, we had one manufacturing facility in Milwaukee, Wisconsin, which we anticipate will cease operations in May 2009.  In order to support our customers’ local needs, we also maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 125 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Bosch Group, Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Hewlett-Packard Company, Huawei Technologies Co. Ltd., Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc. Tellabs, Inc. and TRW Automotive Holdings Corp.  We have good working relationships with industry- leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc., and we supply PCBs and EMS products to these customers as well.

Results of Operations

Three Months Ended March 31, 2009, Compared to the Three Months Ended March 31, 2008

Net Sales.  Net sales for the three months ended March 31, 2009, were $123.4 million, representing a $57.1 million, or 31.6%, decrease from net sales during the same period in 2008.  Product demand by essentially all of our existing customer base has declined significantly in connection with the global economic turmoil that began during the second half of 2008.  Our visibility to future demand trends remains limited.

Net sales by end-user market for the three months ended March 31, 2009 and 2008, were as follows:

End-User Market (dollars in millions)	2009	2008
Automotive	$39.6	$69.5
Telecommunications	39.6	48.9
Industrial & Instrumentation, Medical, Consumer and Other	34.1	40.7
Computer and Datacommunications	10.1	21.4
Total Net Sales	$123.4	$180.5

Our net sales of products for end use in the automotive market decreased by approximately 43.0% during the three months ended March 31, 2009, compared to the same period in 2008 due to reduced global demand from our automotive customers.  Extended factory closures and the financial instability of the largest U.S. automotive manufacturers have slowed demand throughout the automotive products supply chain.  Net sales of products ultimately used in the telecommunications market decreased by approximately 19.0% from the quarter ended March 31, 2008, to the quarter ended March 31, 2009.  Spending stimulus projects sponsored by the Chinese government drove increased demand for telecommunications products late in the quarter ended March 31, 2009, but this increase was not sufficient to offset declining demand from our other telecommunications customers.  Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, decreased by approximately 16.2% compared to the same period in 2008 due to generally weaker demand from our customers along with the loss of revenue from a fabricated metal products program which our customer began to source internally, partially offset by increased demand in wind power related programs.  An approximate 52.8% decrease in first quarter net sales of our products for use in the computer and datacommunications markets, as compared to the same period in the prior year, is primarily the result of reduced global demand from our computer and data communication customers.

Net sales by segment for the three months ended March 31, 2009 and 2008, were as follows:

Segment (dollars in millions)	2009	2008
Printed Circuit Boards	$80.0	$133.2
Assembly	45.8	51.6
Eliminations	(2.4)	(4.3)
Total Net Sales	$123.4	$180.5

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2009, decreased by $53.2 million, or 39.9% to $80.0 million.  The majority of the decrease is a result of a decrease in volume of more than 43% which was driven by reduced demand across all end-user market segments.

Assembly segment net sales decreased by $5.8 million, or 11.2%, to $45.8 million for the three months ended March 31, 2009, compared to the first quarter of 2008.  The decline was the result of reduced demand across all end-user markets, partially offset by improved demand in wind power related programs in our industrial & instrumentation, medical, consumer and other end markets.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended March 31, 2009, was $102.9 million, or 83.3% of consolidated net sales.  This represents a 5.5 percentage point increase from the 77.8% of consolidated net sales for the first quarter of 2008.

In response to the global economic issues, we announced a plan to close our Milwaukee manufacturing facility and to reduce our direct and indirect labor costs globally.  Execution of our plans occurred throughout the quarter ended March 31, 2009, and is expected to be completed during the quarter ending June 30, 2009.  We anticipate this will better align our labor and overhead costs with current market demands.  As a result of planned reductions and attrition, our direct labor headcount, including temporary workers, declined to an average of approximately 8,100 during the quarter ended March 31, 2009, compared to an average of approximately 12,000 during the same quarter the prior year, and compared to an average of approximately 10,000 during the quarter ended December 31, 2008.  Our average indirect labor headcount declined approximately 24% during the first quarter of 2009 compared to the same quarter of 2008.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the first quarter of 2009, as compared to the same period in the prior year, was negatively impacted by higher labor and overhead costs relative to sales volume. Various factors, including our willingness to work with the local labor bureau in China, led to our decision to stagger the execution of head count reductions, which negatively impacted direct and indirect labor costs during the quarter. Partially offsetting the effect of labor and overhead costs, our cost of materials was favorably impacted by positive trends in the global commodities markets as well as favorable pricing from our materials suppliers.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  However, our costs have been positively impacted by favorable pricing from our materials suppliers as well as reduced overhead costs which resulted from head count reductions implemented in the fourth quarter of 2008.

Selling, General and Administrative Costs.  Selling, general and administrative costs decreased $5.1 million or 33.4%, to $10.2 million for the three months ended March 31, 2009, compared to the same period in the prior year.  This decline was a result of global headcount reductions in our sales and administrative organization during the fourth quarter of 2008, lower compensation expense and the successful implementation of other cost savings initiatives including wage freezes and travel restrictions.

Depreciation.  Depreciation expense for the three months ended March 31, 2009, was $12.7 million, including $11.5 million related to our Printed Circuit Boards segment and $1.2 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by approximately $0.2 million compared to the same period last year primarily as a result of investment in new equipment, primarily during the first half of 2008. Depreciation expense in our assembly segment decreased by approximately $0.5 million compared to the same period last year primarily due to a lower depreciable asset base which resulted from the impairment of certain fixed assets during the fourth quarter of 2008.

Restructuring and Impairment.  In light of the global economic downturn which began towards the end of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities beginning in the fourth quarter of 2008 which continued through the first quarter of 2009.  These activities are expected to be fully implemented during the first half of 2009, and include the shutdown of our metal fabrication facility in Milwaukee, Wisconsin and its satellite final-assembly and distribution facility in Newberry, South Carolina, as well as workforce reductions across our global operations.  We estimate the cost of these activities will approximate $22.0 million, including approximately $16.0 million of cash charges and approximately $6.0 million of non-cash asset impairment charges.  The estimated cash charges include approximately $10.0 million related to headcount reductions with the balance related to lease termination and other closure costs.  During the quarter ended December 31, 2008, we recorded $15.1 million of restructing expense, which included $9.5 million of cash charges and $5.6 million of non-cash charges.

For the three months ended March 31, 2009, we recorded restructuring charges of approximately $0.7 million, which included approximately $0.3 million related to personnel and severance and approximately $0.4 million related to leases and other costs.  We expect we will incur additional restructuring charges totaling approximately $6.2 million in 2009 and 2010 primarily related to lease terminations and other associated periodic costs as we complete our restructuring plans.

Operating (Loss) Income.  The operating loss of $3.4 million for the three months ended March 31, 2009, represents a decrease of $14.8 million compared to operating income of $11.4 million during the three months ended March 31, 2008.  The primary sources of operating (loss) income for the three months ended March 31, 2009 and 2008, were as follows:

Source (dollars in millions)	2009	2008
Printed Circuit Boards segment	$(4.3)	$14.2
Assembly segment	0.9	(2.8)
Operating (loss) income	$(3.4)	$11.4

The operating income from our Printed Circuit Boards segment decreased by $18.5 million to an operating loss of $4.3 million for the three months ended March 31, 2009, compared to $14.2 million of operating income for the same period in the prior year.  The decrease is primarily the result of declining sales volume, partially offset by reduced selling, general and administrative expense.

The operating income from our Assembly segment was $0.9 million for the three months ended March 31, 2009, compared to an operating loss of $2.8 million in the first quarter of 2008.  The increase is primarily the result of lower cost of good sold relative to sales volume due to additional start up costs for production of new programs in 2008 that did not recur in 2009, reduced selling, general and administrative expense and reduced depreciation expense, partially offset by increased restructuring costs.

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

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
Source (dollars in millions)	2009	2008
Operating (loss) income	$(3.4)	$11.4
Add-back
Depreciation and Amortization	13.0	13.4
Restructuring and impairment	0.7	-
Non-cash stock compensation expense.	0.2	0.2
Adjusted EBITDA	$10.5	$25.0

Adjusted EBITDA decreased by $14.5 million, or 58.0%, primarily as a result of a 31.6% decrease in net sales, partially offset by reductions in selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, was $5.5 million for both of the three month periods ended March 31, 2009 and 2008.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Other Expense.  Other expense, net was $0.1 million for the three months ended March 31, 2009, as compared to $1.2 million of other income, net for the same period in the prior year. The other income in 2008 was primarily the result of foreign currency remeasurement gains during the first quarter of 2008, while the Chinese RMB appreciated more than 4% against the U.S. Dollar.

Income Taxes.  Income tax expense of $2.4 million for the three months ended March 31, 2009, compares to income tax expense of $2.5 million for the quarter ended March 31, 2008.  Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

Liquidity and Capital Resources

We believe that cash flow from operations and available cash on hand will be sufficient to fund our capital expenditures and other currently anticipated cash needs.  Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.  We cannot be assured however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness.

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

Net cash provided by operating activities for the three months ended March 31, 2009 and 2008, were $7.5 million and $4.8 million, respectively.  The improvement in net cash from operating activities is primarily due to positive changes in working capital partially offset by reduced income from operations.

Net cash used in investing activities was $4.6 million for the three months ended March 31, 2009, compared to $17.1 million for the three months ended March 31, 2008, which related to capital expenditures.  Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.  Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2009 and 2008, were $4.3 million, and $14.6 million, respectively.

Net cash used by financing activities was $1.5 million for the three months ended March 31 2009, which all related to a scheduled payment of a term loan under our 2006 Credit Agreement.  In January 2008, we borrowed $20.0 million under the 2006 Credit Agreement, which we subsequently converted to a term loan as required by the original terms of the 2006 Credit Agreement.

We continue to explore certain strategic alternatives that may impact our liquidity, including but not limited to acquisitions, debt refinancing, debt retirement and equity offerings.  We can give no assurance about our ability to execute any of these alternatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At March 31, 2009, there were foreign currency hedge instruments outstanding with a nominal value of 630 million Chinese RMB related to our Asian operations.

Item 4. Controls and Procedures

As of March 31, 2009, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 11, 2009.

VIASYSTEMS, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Finanical Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.