Form 10-Q
period 2009-07-31
VIASYSTEMS INC
filed 2009-08-14
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES [  ]   NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2009, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$109,844	$83,053
Restricted cash	303	303
Accounts receivable, net	79,515	96,564
Inventories	49,235	70,419
Prepaid expenses and other	8,431	11,599
Total current assets	247,328	261,938
Property, plant and equipment, net	213,379	232,741
Goodwill	79,485	79,485
Intangible assets, net	5,215	5,780
Deferred financing costs, net	2,885	3,917
Other assets	1,967	2,181
Total assets	$550,259	$586,042

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$10,618	$9,617
Accounts payable	73,223	74,668
Accrued and other liabilities	43,289	58,535
Total current liabilities	127,130	142,820
Long-term debt, less current maturities	206,547	211,046
Other non-current liabilities	35,056	32,882
Total liabilities	368,733	386,748

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,438,253	2,437,792
Accumulated deficit	(2,264,565)	(2,242,445)
Accumulated other comprehensive income	7,838	3,947
Total stockholder’s equity	181,526	199,294
Total liabilities and stockholder’s equity	$550,259	$586,042

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$120,561	$188,157	$243,998	$368,676
Operating expenses:
Cost of goods sold, exclusive of items shown separately	97,323	147,452	200,199	287,882
Selling, general and administrative	11,455	14,365	21,659	29,689
Depreciation	12,614	13,249	25,294	26,289
Amortization	299	313	603	625
Restructuring and impairment	3,847	-	4,570	-
Operating (loss) income	(4,977)	12,778	(8,327)	24,191
Other expense (income):
Interest expense, net	5,514	5,398	11,018	10,919
Amortization of deferred financing costs	516	516	1,032	1,032
Other, net	224	(1,318)	346	(2,537)
(Loss) income before income taxes	(11,231)	8,182	(20,723)	14,777
Income tax provision	(1,020)	4,001	1,397	6,507
Net (loss) income	$(10,211)	$4,181	$(22,120)	$8,270

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(22,120)	$8,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,897	26,914
Amortization of deferred financing costs	1,032	1,032
Deferred income taxes	920	189
Non-cash stock compensation expense	461	457
Non-cash impact of exchange rate changes	351	492
(Gain) loss on disposition of assets, net	(244)	596
Change in assets and liabilities:
Accounts receivable	17,049	7,968
Inventories	21,184	(11,017)
Prepaid expenses and other	5,503	(1,366)
Accounts payable	(1,445)	(3,565)
Accrued and other liabilities	(11,821)	(7,855)
Net cash provided by operating activities	36,767	22,115
Cash flows from investing activities:
Capital expenditures	(9,279)	(33,175)
Proceeds from disposals of property	2,803	37
Net cash used in investing activities	(6,476)	(33,138)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	-	20,000
Repayments of borrowings under credit facility	(3,500)	(1,500)
Net cash (used in) provided by financing activities	(3,500)	18,500

Net change in cash and cash equivalents	26,791	7,477

Cash and cash equivalents, beginning of the period	83,053	64,002
Cash and cash equivalents, end of the period	$109,844	$71,479

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.      Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The Company has evaluated the effect of subsequent events through August 14, 2009, the date these financial statements were issued.  The results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission.

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

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made.  As further discussed in Note 5, the Company reversed $1,676 of accrued restructuring charges in its Printed Circuit Boards segment during the three months ended June 30, 2009.

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

Earnings Per Share

Viasystems is exempt from the computation, presentation and disclosure requirements surrounding earnings per share as the Company has no publicly held common stock or potential common stock.

Fair Value Measurements

The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3 - valuations derived from valuation techniques in which one or more significant inputs are unobservable.  In addition, the Company uses various valuation techniques, including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

As of June 30, 2009, the Company adopted FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value of financial instruments for interim reporting periods.  The Company’s financial instruments consist of cash equivalents, accounts receivable, notes receivable, long-term debt, and other long-term obligations.  For cash equivalents, accounts receivable, notes receivable and other long-term obligations, the carrying amounts approximate fair value.

The estimated fair market values of the Company’s long-term debt instruments and cash flow hedges are as follows:

	June 30, 2009
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior subordinated Notes due 2011	$178,500	$200,000	Long-term debt, including current maturities
2006 Credit Agreement	$12,000	$12,000	Long-term debt, including current maturities
Cash flow hedges	$1,369	$1,369	Prepaid expenses and other

	December 31, 2008
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior subordinated Notes due 2011	$150,000	$200,000	Long-term debt, including current maturities
2006 Credit Agreement	$15,500	$15,500	Long-term debt, including current maturities
Cash flow hedges	$(2,522)	$(2,522)	Accrued and other liabilities

The Company determined the fair value of the Senior Subordinated Notes due 2011 (“Senior Notes”) using quoted market prices for the Senior Notes.  As the balance owed on the 2006 Credit Agreement bears interest at a variable rate, the carrying value of the 2006 Credit Agreement approximates its fair value.  The Company determined the fair value of the cash flow hedges using a market approach and Level 2 inputs (see Note 6).

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company has adopted SFAS No. 165 as of June 30, 2009, and upon adoption there was no material effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Company is required to adopt SFAS No. 168 beginning July 1, 2009, and while it will impact the way the Company refers to accounting pronouncements in its disclosures, it will not affect the Company’s financial position, results of operations or cash flows.

2.      Inventories

The composition of inventories is as follows:

	June 30, 2009	December 31, 2008
Raw materials	$18,321	$26,388
Work in process	11,858	18,488
Finished goods	19,056	25,543
Total	$49,235	$70,419

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.      Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	June 30, 2009	December 31, 2008
Land and buildings	$55,010	$54,885
Machinery, equipment and systems	423,535	422,489
Leasehold improvements	41,105	40,355
Construction in progress	849	1,537
	520,499	519,266
Less: Accumulated depreciation	(307,120)	(286,525)
Total	$213,379	$232,741

4.      Long-term Debt

The composition of long-term debt is as follows:

	June 30, 2009	December 31, 2008
2006 Credit Agreement:
Term loans	$12,000	$15,500
Revolving credit loans	-	-
Senior Subordinated Notes, due 2011	200,000	200,000
Capital leases	5,165	5,163
	217,165	220,663
Less: Current maturities	(10,618)	(9,617)
	$206,547	$211,046

As of June 30, 2009, $12,000 was outstanding under the term loan facility of the 2006 Credit Agreement which is repayable in quarterly installments through July 2010.  As of June 30, 2009, approximately $57,250 of the revolving credit facility under the 2006 Credit Agreement was unused and available, which is net of outstanding letters of credit totaling $2,750.

5.      Restructuring and Charges

In light of the global economic downturn which began toward the end of 2008, and as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand, the Company initiated restructuring activities during the fourth quarter of 2008 (the “2008 Restructuring”).  These activities were substantially completed during the first half of 2009, and included the shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina (together, the “Milwaukee Facility”); as well as workforce reductions across the Company’s global operations.

The reserve for restructuring activities at June 30, 2008, primarily relates to severance requirements under foreign social plans and commitments under a long-term lease, which were incurred as part of restructuring activities initiated during 2001.  These restructuring activities were a result of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries.  These actions resulted in asset impairments, plant shutdowns and downsizings which continued through 2005.

The following tables summarize changes in the reserve for restructuring and impairment charges for the six month periods ending June 30, 2009 and 2008.

		Six Months Ended June 30, 2009
	Balance at 12/31/08	Net Charges	Cash Payments	Adjustments		Balance at 6/30/09
Restructuring Activities:
Personnel and severance	$8,896	$(299)	$(7,419)	$-		$1,178
Lease and other contractual commitments	3,226	5,164	(878)	115	(a)	7,627
Asset impairment	-	(295)	-	295	(b)	-
Total restructuring charges	$12,122	$4,570	$(8,297)	$410		$8,805

		Six Months Ended June 30, 2008
	Balance at 12/31/07	Net Charges	Cash Payments	Adjustments		Balance at 6/30/08
Restructuring Activities:
Personnel and severance	$349	$-	$(14)	$-		$335
Lease and other contractual commitments	4,818	-	(466)	169	(a)	4,521
Total restructuring charges	$5,167	$-	$(480)	$169		$4,856

      (a)  Represents accretion of interest on discounted restructuring liabilities.
      (b)  Represents gains realized from disposal of assets in connection with the shutdown of the Milwaukee Facility.

For the six months ended June 30, 2009, restructuring charges related to personnel and severance included $1,377 of charges primarily related to the closure of the Milwaukee Facility, which were more than offset by a reversal of $1,676 of restructuring reserves in the Printed Circuit Boards segment.  The reversal was a result of higher than anticipated employee attrition, which reduced the amount of severance costs related to involuntary headcount reductions anticipated in the Company’s 2008 Restructuring plan.  For the six months ended June 30, 2009, restructuring charges related to leases and contractual commitments of $5,164 and realized gains on the sale of previously impaired assets of $295, both related to the closure of the Milwaukee Facility.

The Company recorded total net restructuring charges for the three and six months ended June 30, 2009, of $3,847 and $4,570, respectively.  For the three and six months ended June 30, 2009, net restructuring charges related to the closure of the Milwaukee Facility were $5,486 and $6,181, respectively, which for purpose of segment reporting are included in “Other,” (see Note 10.)  For the three and six months ended June 30, 2009, restructuring charges were recorded in the Assembly segment in the amount of $38 and $66, respectively, and restructuring charges were reversed in the Printed Circuit Boards segment in the amount of $1,676 and $1,676, respectively.

The Company has recorded cumulative restructuring charges totaling $19,639 through June 30, 2009, related to the 2008 Restructuring, and does not expect to incur significant additional charges related to those activities. These charges include $9,212 related to personnel and severance, $5,263 of non-cash asset impairment charges and $5,164 related to lease termination and other closure costs.  The charges of $19,639 were incurred in the Printed Circuit Boards and Assembly segments in the amount of $8,259 and $781, respectively, with $10,600 related to the closure of the Milwaukee Facility included in “Other”.

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

The Company recognizes all of its derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.  Accumulated other comprehensive income as of June 30, 2009, and December 31, 2008, included an unrecognized gain on derivatives of $1,369 and an unrecognized loss on derivatives of $2,522, respectively.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date (see Note 1).  As of June 30, 2009 and 2008, all of the Company’s derivatives were in the form of Chinese Renminbi (“RMB”) foreign exchange forward contracts which were designated and qualified as cash flow hedging instruments under SFAS No. 133.  The following table summarizes the Company’s outstanding derivative contracts:

	June 30, 2009	December 31, 2008
Notional amount in Chinese RMB	420,000	840,000
Weighted average remaining maturity in months	3.0	6.0
Weighted average exchange rate to one U.S. Dollar	6.977	6.797
Deferred gain (loss) measured at fair value	$1,369	$(2,522)
Balance sheet classification of deferred gain (loss)	Prepaid expenses and other	Accrued and other liabilities

Amounts received or paid to settle foreign exchange forward contracts are recorded in cost of goods sold at the time of settlement.  For the three and six months ended June 30, 2009, losses of $1,243 and $2,003, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.  For the three and six months ended June 30, 2008, gains of $432 and $1,036, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.

7.      Stock-based Compensation

Stock compensation expense was recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$39	$22	$64	$58
Selling, general and administrative	208	203	397	399
	$247	$225	$461	$457

The following table summarizes the stock option activity from January 1, 2009, through June 30, 2009:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,608,400	$12.63
Granted	-	-
Exercised	-	-
Forfeited	(47,400)	12.63
Outstanding at June 30, 2009	2,561,000	12.63

Options exercisable at June 30, 2009	2,366,453	12.63

There were no options granted during the six months ended June 30, 2009.  For options granted during the six months ended June 30, 2008, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions.

Expected life of options	5 years
Risk free interest rate	2.71%
Expected volatility of stock	52%
Expected dividend yield	None

8.  Income Taxes

The Company’s income tax provision relates primarily to its operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

9.      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(10,211)	$4,181	$(22,120)	$8,270
Change in fair value of derivatives, net of tax of $0	1,157	(755)	3,891	973
Comprehensive (loss) income	$(9,054)	$3,426	$(18,229)	$9,243

10.      Business Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.  The Company operates in two segments: (i) Printed Circuit Boards and (ii) Assembly, with the assets and liabilities of the Company’s corporate headquarters and the assets, liabilities and operating results of its closed Printed Circuit Boards and Assembly operations reported as “Other”.  Except for certain professional fees, operating expenses of the Company’s corporate headquarters are allocated to each segment based on a number of factors, including sales.  The assets, liabilities and operating results of the Milwaukee Facility were previously reported within the Assembly segment.  With the closure of the Milwaukee Facility in May 2009, the Company’s Management reclassified the assets, liabilities and operating results of the Milwaukee Facility from assembly to “Other”.  The Company’s segment results for prior periods have been reclassified for comparison purposes.

The Printed Circuit Boards segment consists of printed circuit board manufacturing facilities located in China.  These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels.  The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing.  The assembly operations are conducted in manufacturing facilities in China and Mexico.

Total assets by segment are as follows:

	June 30, 2009	December 31, 2008
Total assets:
Printed Circuit Boards	$407,473	$435,664
Assembly	97,465	102,208
Other	45,321	48,170
	$550,259	$586,042

Net sales and operating (loss) income by segment, together with a reconciliation to (loss) income before income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales to external customers:
Printed Circuit Boards	$77,664	$124,818	$155,285	$253,731
Assembly	39,315	49,701	74,952	88,677
Other	3,582	13,638	13,761	26,268
Total	$120,561	$188,157	$243,998	$368,676

Intersegment sales:
Printed Circuit Boards	$2,559	$6,101	$4,993	$10,356
Assembly	2	17	11	17
Other	178	317	363	651
Total	$2,739	$6,435	$5,367	$11,024

Operating (loss) income:
Printed Circuit Boards	$1,094	$12,170	$(3,218)	$26,284
Assembly	2,025	1,723	3,636	405
Other	(8,096)	(1,115)	(8,745)	(2,498)
Total	(4,977)	12,778	(8,327)	24,191

Interest expense, net	5,514	5,398	11,018	10,919
Amortization of deferred financing costs	516	516	1,032	1,032
Other, net	224	(1,318)	346	(2,537)
(Loss) income before income taxes	$(11,231)	$8,182	$(20,723)	$14,777

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

Balance Sheet as of June 30, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$546	$36,575	$72,723	$-	$109,844
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	9,774	69,741	-	79,515
Inventories	-	6,150	43,085	-	49,235
Other current assets	-	3,596	4,835	-	8,431
Total current assets	546	56,398	190,384	-	247,328
Property, plant and equipment, net	-	3,797	209,582	-	213,379
Other assets, net	3,259	-	86,293	-	89,552
Investment in subsidiaries	652,668	335,486	-	(988,154)	-
Total assets	$656,473	$395,681	$486,259	$(988,154)	$550,259
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$-	$-	$10,618	$-	$10,618
Accounts payable	-	5,013	68,210	-	73,223
Accrued and other liabilities	9,920	10,563	22,806	-	43,289
Total current liabilities	9,920	15,576	101,634		127,130
Long-term debt, less current maturities	200,000	-	6,547	-	206,547
Other non-current liabilities	-	11,499	23,557	-	35,056
Intercompany payable (receivable)	272,270	(285,449)	13,179	-	-
Total liabilities	482,190	(258,374)	144,917	-	368,733
Total paid-in capital and accumulated deficit	173,688	652,668	335,486	(988,154)	173,688
Accumulated other comprehensive income (loss)	595	1,387	5,856	-	7,838
Total liabilities and stockholder’s equity	$656,473	$395,681	$486,259	$(988,154)	$550,259

Balance Sheet as of December 31, 2008

	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$391	$29,468	$53,194	$-	$83,053
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	16,530	80,034	-	96,564
Inventories	-	11,705	58,714	-	70,419
Other current assets	-	1,494	10,105	-	11,599
Total current assets	391	59,500	202,047	-	261,938
Property, plant and equipment, net	-	7,519	225,222	-	232,741
Other assets, net	3,976	115	87,272	-	91,363
Investment in subsidiaries	665,674	348,167	-	(1,013,841)	-
Total assets	$670,041	$415,301	$514,541	$(1,013,841)	$586,042
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$-	$-	$9,617	$-	$9,617
Accounts payable	-	6,917	67,751	-	74,668
Accrued and other liabilities	9,904	12,830	35,801	-	58,535
Total current liabilities	9,904	19,747	113,169	-	142,820
Long-term debt, less current maturities	200,000	-	11,046	-	211,046
Other non-current liabilities	-	10,635	22,247	-	32,882
Intercompany payable (receivable)	264,427	(278,251)	13,824	-	-
Total liabilities	474,331	(247,869)	160,286	-	386,748
Total paid-in capital and accumulated deficit	195,347	665,674	348,167	(1,013,841)	195,347
Accumulated other comprehensive income (loss)	363	(2,504)	6,088	-	3,947
Total liabilities and stockholder’s equity	$670,041	$415,301	$514,541	$(1,013,841)	$586,042

Statement of Operations for the three months ended June 30, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$20,791	$108,188	$(8,418)	$120,561
Operating expenses:
Cost of goods sold, exclusive of items shown separately	39	20,182	85,520	(8,418)	97,323
Selling, general and administrative	208	5,688	5,559	-	11,455
Depreciation	-	345	12,269	-	12,614
Amortization	68	-	231	-	299
Restructuring and impairment	-	5,417	(1,570)	-	3,847
Operating (loss) income	(315)	(10,841)	6,179	-	(4,977)
Other expense (income):
Interest expense (income), net	3,967	(6,018)	7,565	-	5,514
Amortization of deferred financing costs	307	-	209	-	516
Other, net	21	703	(500)	-	224
Equity in (earnings) loss of subsidiaries	5,601	98	-	(5,699)	-
(Loss) income before income taxes	(10,211)	(5,624)	(1,095)	5,699	(11,231)
Income tax provision	-	(23)	(997)	-	(1,020)
Net (loss) income	$(10,211)	$(5,601)	$(98)	$5,699	$(10,211)

Statement of Operations for the six months ended June 30, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$47,504	$214,259	$(17,765)	$243,998
Operating expenses:
Cost of goods sold, exclusive of items shown seperately	64	44,681	173,219	(17,765)	200,199
Selling, general and administrative	397	7,433	13,829	-	21,659
Depreciation	-	701	24,593	-	25,294
Amortization	140	-	463	-	603
Restructuring and impairment	-	6,140	(1,570)	-	4,570
Operating (loss) income	(601)	(11,451)	3,725	-	(8,327)
Other expense (income):
Interest expense (income), net	7,881	(12,033)	15,170	-	11,018
Amortization of deferred financing costs	615	-	417	-	1,032
Other, net	17	384	(55)	-	346
Equity in (earnings) loss of subsidiaries	13,006	12,681	-	(25,687)	-
Income before income taxes	(22,120)	(12,483)	(11,807)	25,687	(20,723)
Income tax provision	-	523	874	-	1,397
Net (loss) income	$(22,120)	$(13,006)	$(12,681)	$25,687	$(22,120)

Statement of Operations for the three months ended June 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$44,706	$161,865	$(18,414)	$188,157
Operating expenses:
Cost of goods sold, exclusive of items shown separately	21	40,963	124,882	(18,414)	147,452
Selling, general and administrative	204	4,548	9,613	-	14,365
Depreciation	-	883	12,366	-	13,249
Amortization	81	-	232	-	313
Operating (loss) income	(306)	(1,688)	14,772	-	12,778
Other expense (income):
Interest expense (income), net	2,806	(5,897)	8,489	-	5,398
Amortization of deferred financing costs	306	-	210	-	516
Other, net	6	167	(1,491)	-	(1,318)
Equity in (earnings) loss of subsidiaries	(7,605)	(3,563)	-	11,168	-
Income (loss) before income taxes	4,181	7,605	7,564	(11,168)	8,182
Income tax provision	-	-	4,001	-	4,001
Net income (loss)	$4,181	$7,605	$3,563	$(11,168)	$4,181

Statement of Operations for the six months ended June 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$87,438	$318,467	$(37,229)	$368,676
Operating expenses:
Cost of goods sold, exclusive of items shown separately	57	80,308	244,746	(37,229)	287,882
Selling, general and administrative	400	8,709	20,580	-	29,689
Depreciation	-	1,667	24,622	-	26,289
Amortization	162	-	463	-	625
Operating (loss) income	(619)	(3,246)	28,056	-	24,191
Other expense (income):				-
Interest expense (income), net	5,434	(11,823)	17,308	-	10,919
Amortization of deferred financing costs	615	-	417	-	1,032
Other, net	73	1,631	(4,241)	-	(2,537)
Equity in (earnings) loss of subsidiaries	(15,011)	(8,076)	-	23,087	-
Income (loss) before income taxes	8,270	15,022	14,572	(23,087)	14,777
Income tax provision	-	11	6,496	-	6,507
Net income (loss)	$8,270	$15,011	$8,076	$(23,087)	$8,270

Statement of Cash Flows for the six months ended June 30, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$155	$4,626	$31,986	$-	$36,767
Net cash provided by (used in) investing activities	-	2,481	(8,957)	-	(6,476)
Net cash provided by (used in) financing activities	-	-	(3,500)	-	(3,500)
Net change in cash and cash equivalents	155	7,107	19,529	-	26,791
Cash and cash equivalents, beginning of the period	391	29,468	53,194	-	83,053
Cash and cash equivalents, end of the period	$546	$36,575	$72,723	$-	$109,844

Statement of Cash Flows for the six months ended June 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$33	$2,230	$19,852	$-	$22,115
Net cash provided by (used in) investing activities	-	(3,207)	(29,931)	-	(33,138)
Net cash provided by (used in) financing activities	-	-	18,500	-	18,500
Net change in cash and cash equivalents	33	(977)	8,421	-	7,477
Cash and cash equivalents, beginning of the period	653	28,464	34,885	-	64,002
Cash and cash equivalents, end of the period	$686	$27,487	$43,306	$-	$71,479

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

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”).  The products we manufacture include, or can be found in, a wide array of products including automotive dash panels and control modules, telecommunications switching equipment, data networking equipment, computer storage equipment, major household appliances, wind energy applications, and a variety of complex industrial, medical and technical instruments.  As of June 30, 2009, we have six manufacturing facilities which are all located outside the United States to take advantage of low cost, high quality manufacturing environments, including five manufacturing sites in The People’s Republic of China (“China”) and one in Mexico.  In order to support our customers’ local needs, we also maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

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

Results of Operations

Three Months Ended June 30, 2009, Compared to the Three Months Ended June 30, 2008

Net Sales.  Net sales for the three months ended June 30, 2009, were $120.6 million, representing a $67.6 million, or 35.9%, decrease from net sales during the same period in 2008.  Product demand by essentially all of our existing customer base has declined significantly in connection with the global economic turmoil that began during the second half of 2008.  Our visibility to future demand trends remains limited.

Net sales by end-user market for the three months ended June 30, 2009 and 2008, were as follows:

End-User Market (dollars in millions)	2009	2008
Automotive	$43.0	$72.5
Telecommunications	38.5	48.1
Industrial & Instrumentation, Medical, Consumer and Other	28.9	46.7
Computer and Datacommunications	10.2	20.9
Total Net Sales	$120.6	$188.2

Our net sales of products for end use in the automotive market decreased by approximately 40.7% during the three months ended June 30, 2009, compared to the same period in 2008 due to reduced global demand from our automotive customers.  Extended factory closures and the financial instability of the largest U.S. automotive manufacturers have slowed demand throughout the automotive products supply chain since the global economic recession began in 2008.  Our sales in this market have improved sequentially by $3.4 million, or approximately 8.6%, as compared to the first quarter of 2009 on increased demand.

Net sales of products ultimately used in the telecommunications market decreased by approximately 20.0% from the quarter ended June 30, 2008, to the quarter ended June 30, 2009.  Spending stimulus projects sponsored by the Chinese government drove increased demand for telecommunications products early in the quarter ended June 30, 2009, but this increase was not sufficient to offset declining demand from our other telecommunications customers.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, decreased by approximately 38.1% compared to the same period in 2008 due to generally weaker demand from our customers, along with the loss of revenue from i) a fabricated metal products program which our customer began to source internally and ii) revenue associated with our metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina (together, the “Milwaukee Facility”) which ceased operations in May 2009 and March 2009, respectively.

An approximate 51.2% decrease in second quarter net sales of our products for use in the computer and datacommunications markets, as compared to the same period in the prior year, is primarily the result of reduced global demand from our computer and data communication customers.

Net sales by segment for the three months ended June 30, 2009 and 2008, were as follows:

Segment (dollars in millions)	2009	2008
Printed Circuit Boards	$80.2	$130.9
Assembly (a)	39.3	49.7
Other (a)	3.8	14.0
Eliminations	(2.7)	(6.4)
Total Net Sales	$120.6	$188.2

(a) With the closure of our Milwaukee Facility, we reclassified the operating results of the Milwaukee Facility to
“Other.”  Our segment results for prior periods have been reclassified for comparison purposes.

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended June 30, 2009, decreased by $50.7 million, or 38.7%, to $80.2 million.  The majority of the decrease is a result of a decrease in volume of more than 39% which was driven by reduced demand across all end-user market segments.

Assembly segment net sales decreased by $10.4 million, or 20.9%, to $39.3 million for the three months ended June 30, 2009, compared to the second quarter of 2008.  The decline was the result of reduced demand across all end-user markets.

Other sales relate to our Milwaukee Facility which ceased all operations in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended June 30, 2009, was $97.3 million, or 80.7% of consolidated net sales.  While this represents a 2.3 percentage point increase from the 78.4% of consolidated net sales for the second quarter of 2008, it does demonstrate an improvement of 1.8 percentage points from the 82.5% of consolidated net sales for the fourth quarter of 2008, and an improvement of 2.6 percentage points from the 83.3% of consolidated net sales for the first quarter of 2009.

In response to global economic conditions, in November 2008, we announced a plan to close our Milwaukee Facility and to reduce our direct and indirect labor costs globally.  These activities were substantially completed by the end of the quarter ended June 30, 2009.  We anticipate these activities will better align our labor and overhead costs with current market demands.  As a result of planned reductions and attrition, our direct labor headcount, including temporary workers, declined to an average of approximately 8,000 during the quarter ended June 30, 2009, compared to an average of approximately 12,200 during the same quarter the prior year, and compared to approximately 9,000 as of December 31, 2008.  Our average indirect labor headcount declined approximately 28% during the second quarter of 2009 compared to the same quarter of 2008.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the second quarter of 2009, as compared to the same period in the prior year, was negatively impacted by higher labor and overhead costs relative to sales volume. Various factors, including our willingness to work with the local labor bureau in China, led to our decision to stagger the execution of head count reductions, which negatively impacted direct and indirect labor costs during the quarter. Partially offsetting the effect of labor and overhead costs, our cost of materials was favorably impacted by positive trends in the global commodities markets as well as favorable pricing from our materials suppliers.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Our costs have been positively impacted by favorable pricing from our materials suppliers as well as reduced labor costs which resulted from head count reductions implemented in the fourth quarter of 2008.

Selling, General and Administrative Costs.  Selling, general and administrative costs decreased $2.9 million or 20.1%, to $11.5 million for the three months ended June 30, 2009, compared to the same period in the prior year.  This decline was a result of global headcount reductions in our sales and administrative organization during the fourth quarter of 2008, lower compensation expense and the successful implementation of other cost savings initiatives including wage freezes and travel restrictions, partially offset by increased professional fees incurred during the period.

Depreciation.  Depreciation expense for the three months ended June 30, 2009, declined $0.6 million to $12.6 million as compared to $13.2 million for the second quarter of 2008.  The decrease relates primarily to impairment write-downs of fixed assets at our Milwaukee Facility during the fourth quarter of 2008.  Depreciation expense in our Printed Circuit Boards and Assembly segments of $11.4 million and $1.2 million, respectively, were substantially unchanged as compared to the same period last year, as our base of depreciable assets in each segment remained relatively constant.

Restructuring and Impairment.  In light of the global economic downturn which began toward the end of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities beginning in the fourth quarter of 2008 which continued through the second quarter of 2009.  These activities have been substantially completed, and included the shutdown of our Milwaukee Facility as well as workforce reductions across our global operations.  The cumulative cost of these activities as of June 30, 2009, approximates $19.6 million, including approximately $14.3 million of cash charges and approximately $5.3 million of non-cash asset impairment charges.  The cash charges include approximately $9.2 million related to headcount reductions with the balance related to lease termination and other closure costs.

For the three months ended June 30, 2009, we recorded restructuring charges of approximately $3.8 million, which was net of reversals and gains on disposal of assets totaling approximately $2.0 million.  The restructuring charges recorded during the period relate primarily to lease terminations and other closure costs at our Milwaukee Facility, which, in accordance with U.S. GAAP, could not be accrued until the Milwaukee Facility ceased operations.  During the quarter, due to higher than anticipated employee attrition in our Printed Circuit Boards segment, we were able to reduce the number of involuntary headcount reductions we had planned.  As a result, we reversed approximately $1.7 million in related accrued severance costs.  We do not expect we will incur significant additional charges related to these restructuring activities.

Operating (Loss) Income.  The operating loss of $5.0 million for the three months ended June 30, 2009, represents a decrease of $17.8 million compared to operating income of $12.8 million during the three months ended June 30, 2008.  The primary sources of operating (loss) income for the three months ended June 30, 2009 and 2008, were as follows:

Source (dollars in millions)	2009	2008
Printed Circuit Boards segment	$1.1	$12.2
Assembly segment (a)	2.0	1.7
Other (a)	(8.1)	(1.1)
Operating (loss) income	$(5.0)	$12.8

(a) With the closure of our Milwaukee Facility, we reclassified the operating results of the Milwaukee Facility to
“Other.”  Our segment results for prior periods have been reclassified for comparison purposes.

The operating income from our Printed Circuit Boards segment decreased by $11.1 million to $1.1 million for the three months ended June 30, 2009, compared to $12.2 million for the same period in the prior year.  The decrease is primarily the result of declining sales volume, partially offset by reduced selling, general and administrative expense, and an approximate $1.7 million reversal of accrued restructuring costs.

The operating income from our Assembly segment was $2.0 million for the three months ended June 30, 2009, compared to $1.7 million in the second quarter of 2008.  The increase is primarily the result of reduced selling, general and administrative expense, partially offset by declining sales volumes.

The Other operating loss relates to our Milwaukee Facility which ceased operations in May 2009, and certain non-recurring professional fees.

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

We use adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows as follows:

•
Restructuring Charges – which consist primarily of facility closures and other headcount reductions.  Historically, a significant amount of these restructuring charges are non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value.  We exclude these restructuring charges to more clearly reflect our ongoing operating performance.

•
Stock Compensation – non-cash charges associated with recognizing the fair value of stock options granted to employees.  We exclude these charges to more clearly reflect a comparable year over year cash operating performance.

Reconciliations of operating income to Adjusted EBITDA for the three months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,
Source (dollars in millions)	2009	2008
Operating (loss) income	$(5.0)	$12.8
Add-back
Depreciation and Amortization	12.9	13.6
Restructuring and impairment	3.8	-
Non-cash stock compensation expense.	0.2	0.2
Adjusted EBITDA	$11.9	$26.6

Adjusted EBITDA decreased by $14.7 million, or 55.3%, primarily as a result of a 35.9% decrease in net sales and a 2.3 percentage point increase in cost of goods sold relative to consolidated net sales, partially offset by reductions in selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, increased by $0.1 million to $5.5 million for the three month period ended June 30, 2009.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Other Expense.  Other expense, net was $0.2 million for the three months ended June 30, 2009, as compared to $1.3 million of other income, net for the same period in the prior year. The other income in 2008 was primarily the result of foreign currency remeasurement gains.

Income Taxes.  Income tax benefit of $1.0 million for the three months ended June 30, 2009, compares to income tax expense of $4.0 million for the quarter ended June 30, 2008.  Our income tax provision relates primarily to income tax benefits recognized in Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

Results of Operations

Six Months Ended June 30, 2009, Compared to the Six Months Ended June 30, 2008

Net Sales.  Net sales for the six months ended June 30, 2009, were $244.0 million, representing a $124.7 million, or 33.8%, decrease from net sales during the same period in 2008.  Product demand by essentially all of our existing customer base has declined significantly in connection with the global economic turmoil that began during the second half of 2008.  Our visibility to future demand trends remains limited.

Net sales by end-user market for the six months ended June 30, 2009 and 2008, were as follows:

End-User Market (dollars in millions)	2009	2008
Automotive	$82.6	$142.0
Telecommunications	78.1	97.0
Industrial & Instrumentation, Medical, Consumer and Other	63.0	87.4
Computer and Datacommunications	20.3	42.3
Total Net Sales	$244.0	$368.7

Our net sales of products for end use in the automotive market decreased by approximately 41.8% during the six months ended June 30, 2009, compared to the same period in 2008 due to reduced global demand from our automotive customers.  Extended factory closures and the financial instability of the largest U.S. automotive manufacturers have slowed demand throughout the automotive products supply chain.

Net sales of products ultimately used in the telecommunications market decreased by approximately 19.5% from the six months ended June 30, 2008, to the six months ended June 30, 2009.  Spending stimulus projects sponsored by the Chinese government drove increased demand for telecommunications products during the six months ended June 30, 2009, but this increase was not sufficient to offset declining demand from our other telecommunications customers.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, decreased by approximately 27.9% compared to the same period in 2008 due to generally weaker demand from our customers along with the loss of revenue from a fabricated metal products program which our customer began to source internally, partially offset by increased demand in wind power related programs.

An approximate 52.0% decrease in net sales for the six months ended June 30, 2009, of our products for use in the computer and datacommunications markets, as compared to the same period in the prior year, is primarily the result of reduced global demand from our computer and data communication customers.

Net sales by segment for the three months ended June 30, 2009 and 2008, were as follows:

Segment (dollars in millions)	2009	2008
Printed Circuit Boards	$160.3	$264.1
Assembly (a)	75.0	88.7
Other (a)	14.1	26.9
Eliminations	(5.4)	(11.0)
Total Net Sales	$244.0	$368.7

(a) With the closure of our Milwaukee Facility, we reclassified the operating results of the Milwaukee Facility to
“Other.”  Our segment results for prior periods have been reclassified for comparison purposes.

Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2009, decreased by $103.8 million, or 39.3% to $160.3 million.  The majority of the decrease is a result of a decrease in volume of more than 41% which was driven by reduced demand across all end-user market segments.

Assembly segment net sales decreased by $13.7 million, or 15.4%, to $75.0 million for the six months ended June 30, 2009, compared to the same period during 2008.  The decline was the result of reduced demand across all end-user markets, partially offset by improved demand in wind power related programs in our industrial & instrumentation, medical, consumer and other end markets.

Other sales relate to our Milwaukee Facility which ceased all operations in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the six months ended June 30, 2009, was $200.2 million, or 82.0% of consolidated net sales.  This represents a 3.9 percentage point increase from the 78.1% of consolidated net sales for the six months ended June 30, 2008.

In response to global economic conditions, in November 2008, we announced a plan to close our Milwaukee Facility and to reduce our direct and indirect labor costs globally.  These activities were substantially completed during the first half of 2009.  We anticipate this will better align our labor and overhead costs with current market demands.  As a result of planned reductions and attrition, our direct labor headcount, including temporary workers, declined to an average of approximately 8,100 during the six months ended June 30, 2009, compared to an average of approximately 12,000 during the same period in the prior year, and compared to approximately 9,000 as of December 31, 2008.  Our average indirect labor headcount declined approximately 26% during the six months ended June 30, 2009 compared to the same period in 2008.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the six months ended June 30, 2009, as compared to the same period in the prior year, was negatively impacted by higher labor and overhead costs relative to sales volume. Various factors, including our willingness to work with the local labor bureau in China, led to our decision to stagger the execution of head count reductions, which negatively impacted direct and indirect labor costs during the period. Partially offsetting the effect of labor and overhead costs, our cost of materials was favorably impacted by positive trends in the global commodities markets as well as favorable pricing from our materials suppliers.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Our costs have been positively impacted by favorable pricing from our materials suppliers as well as reduced labor and overhead costs which resulted from head count reductions implemented in the fourth quarter of 2008.

Selling, General and Administrative Costs.  Selling, general and administrative costs decreased $8.0 million or 26.9%, to $21.7 million for the six months ended June 30, 2009, compared to the same period in the prior year.  This decline was a result of global headcount reductions in our sales and administrative organization during the fourth quarter of 2008, lower compensation expense and the successful implementation of other cost savings initiatives including wage freezes and travel restrictions, partially offset by increased professional fees incurred during the period.

Depreciation.  Depreciation expense for the six months ended June 30, 2009, declined by $1.0 million to $25.3 million as compared to $26.3 million for the same period of 2008.  The decrease relates primarily to impairment write-downs of fixed assets at our Milwaukee Facility during the fourth quarter of 2008.  Depreciation expense in our Printed Circuit Boards and Assembly segments of $22.9 million and $2.4 million, respectively were substantially unchanged as compared to the same period in 2008, primarily as our base of depreciable assets in each segment remained relatively constant.

Restructuring and Impairment.  In light of the global economic downturn which began towards the end of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities beginning in the fourth quarter of 2008 which continued through the first half of 2009.  These activities have been substantially completed, and included the shutdown of our Milwaukee Facility, as well as workforce reductions across our global operations.  The cumulative cost of these activities as of June 30, 2009, approximate $19.6 million, including approximately $14.3 million of cash charges and approximately $5.3 million of non-cash asset impairment charges.  The estimated cash charges include approximately $9.2 million related to headcount reductions with the balance related to lease termination and other closure costs.

For the six months ended June 30, 2009, we recorded restructuring charges of approximately $4.6 million, which was net of reversals and gains on disposal of assets totaling approximately $2.0 million.  The restructuring charges recorded during the period relate primarily to lease terminations and other closure costs at our Milwaukee Facility, which, in accordance with U.S. GAAP, could not be accrued until the Milwaukee Facility ceased operations.  During the quarter ended June 30, 2009, due to higher than anticipated employee attrition in our Printed Circuit Boards segment; we were able to reduce the number of involuntary headcount reductions we had planned.  As a result we reversed approximately $1.7 million in related accrued severance costs.  We do not expect we will incur significant additional charges related to these restructuring activities.

Operating (Loss) Income.  The operating loss of $8.3 million for the six months ended June 30, 2009, represents a decrease of $32.5 million compared to operating income of $24.2 million during the six months ended June 30, 2008.  The primary sources of operating (loss) income for the six months ended June 30, 2009 and 2008, were as follows:

Source (dollars in millions)	2009	2008
Printed Circuit Boards segment	$(3.2)	$26.3
Assembly segment (a)	3.6	0.4
Other (a)	(8.7)	(2.5)
Operating (loss) income	$(8.3)	$24.2

(a) With the closure of our Milwaukee Facility, we reclassified the operating results of the Milwaukee Facility to
“Other.”  Our segment results for prior periods have been reclassified for comparison purposes.

The operating income from our Printed Circuit Boards segment decreased by $29.5 million to an operating loss of $3.2 million for the six months ended June 30, 2009, compared to $26.3 million of operating income for the same period in the prior year.  The decrease is primarily the result of declining sales volume, partially offset by reduced selling, general and administrative expense and an approximate $1.7 million reversal of accrued restructuring costs.

The operating income from our Assembly segment was $3.6 million for the six months ended June 30, 2009, compared to $0.4 million for the same period in the prior year.  The increase is primarily the result of reduced selling, general and administrative expense and improved cost of goods sold relative to sales, partially offset by declining sales volumes.

The Other operating loss relates to our Milwaukee Facility which ceased operations in May 2009, and certain non-recurring professional fees.

Adjusted EBITDA.  Reconciliations of operating (loss) income to Adjusted EBITDA for the six months ended June 30, 2009 and 2008, were as follows:

	Six Months Ended June 30,
Source (dollars in millions)	2009	2008
Operating (loss) income	$(8.3)	$24.2
Add-back
Depreciation and Amortization	25.9	26.9
Restructuring and impairment	4.6	-
Non-cash stock compensation expense.	0.5	0.5
Adjusted EBITDA	$22.7	$51.6

Adjusted EBITDA decreased by $28.9 million, or 56.0%, primarily as a result of a 33.8% decrease in net sales and a 3.9 percentage point increase in cost of goods sold relative to consolidated net sales, partially offset by reductions in selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, increased by $0.1 million, to $11.0 million for the six months ended June 30, 2009.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes is approximately $10.6 million in each six month period as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Other Expense.  Other expense, net was $0.3 million for the six months ended June 30, 2009, as compared to $2.5 million of other income, net for the same period in the prior year. The other income in 2008 was primarily the result of foreign currency remeasurement gains during the first half of 2008, while the Chinese RMB appreciated more than 5% against the U.S. Dollar.

Income Taxes.  Income tax expense of $1.4 million for the six months ended June 30, 2009, compares to income tax expense of $6.5 million for the same period in 2008.  Our income tax provision relates primarily to our profitable operations in China and additional expense related to uncertain tax positions, partially offset by income tax benefits recognized in Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

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

Our principal liquidity requirements will be for i) $10.5 million semi-annual interest payments required in connection with our $200 million 2011 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v)  debt service requirements in connection with our 2006 Credit Agreement, and vi) maturity date principal payment of our $200 million 2011 Notes.  In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008, were $36.8 million and $22.1 million, respectively.  The improvement in net cash from operating activities is primarily due to positive changes in working capital partially offset by reduced income from operations and cash payments of approximately $8.6 million for severance and other restructuring costs.

Net cash used in investing activities was $6.5 million for the six months ended June 30, 2009, which related to capital expenditures and was net of $2.8 million in proceeds from disposal of equipment.  This compares to $33.1 million of net cash used in investing activities for the six months ended June 30, 2008, which related to capital expenditures.  Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.  Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2009 and 2008, were $8.4 million, and $28.7 million, respectively.

Net cash used by financing activities was $3.5 million for the six months ended June 30 2009, which all related to scheduled payments of a term loan under our 2006 Credit Agreement.  In January 2008, we borrowed $20.0 million under the 2006 Credit Agreement, which we subsequently converted to a term loan as required by the original terms of the 2006 Credit Agreement.

We continue to explore certain strategic alternatives that may impact our liquidity, including but not limited to acquisitions, debt refinancing, debt retirement and equity offerings.  We can give no assurance about our ability to execute any of these alternatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging activities will eliminate or substantially reduce risks associated with fluctuating currencies.  At June 30, 2009, there were foreign currency hedge instruments outstanding with notional value of 420 million Chinese RMB related to our Asian operations.

Item 4. Controls and Procedures

As of June 30, 2009, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits

	31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 14, 2009.

VIASYSTEMS, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended..
31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended..
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.