Form 10-Q
period 2009-10-26
VIASYSTEMS INC
filed 2009-10-26
CIK 1041380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 26, 2009, there were 1,000 shares of Viasystems, Inc.’s Common Stock outstanding.

VIASYSTEMS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$110,725	$83,053
Restricted cash	303	303
Accounts receivable, net	77,219	96,564
Inventories	50,202	70,419
Prepaid expenses and other	11,129	11,599
Total current assets	249,578	261,938
Property, plant and equipment, net	206,189	232,741
Goodwill	79,485	79,485
Intangible assets, net	4,943	5,780
Deferred financing costs, net	2,088	3,917
Other assets	2,184	2,181
Total assets	$544,467	$586,042

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$12,119	$9,617
Accounts payable	79,225	74,668
Accrued and other liabilities	43,352	58,535
Total current liabilities	134,696	142,820
Long-term debt, less current maturities	203,048	211,046
Other non-current liabilities	34,167	32,882
Total liabilities	371,911	386,748

Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	2,438,496	2,437,792
Accumulated deficit	(2,273,294)	(2,242,445)
Accumulated other comprehensive income	7,354	3,947
Total stockholder’s equity	172,556	199,294
Total liabilities and stockholder’s equity	$544,467	$586,042

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$121,087	$196,343	$365,085	$565,019
Operating expenses:
Cost of goods sold, exclusive of items shown separately	96,101	158,580	296,300	446,462
Selling, general and administrative	10,456	13,249	32,115	42,938
Depreciation	12,538	13,550	37,832	39,839
Amortization	297	311	900	936
Restructuring and impairment	583	-	5,153	-
Operating income (loss)	1,112	10,653	(7,215)	34,844
Other expense (income):
Interest expense, net	5,466	5,411	16,484	16,330
Loss on early extinguishment of debt	729	-	729	-
Amortization of deferred financing costs	515	515	1,547	1,547
Other, net	133	509	479	(2,028)
(Loss) income before income taxes	(5,731)	4,218	(26,454)	18,995
Income tax provision	2,998	1,145	4,395	7,652
Net (loss) income	$(8,729)	$3,073	$(30,849)	$11,343

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(30,849)	$11,343
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,732	40,775
Amortization of deferred financing costs	1,547	1,547
Loss on early extinguishment of debt	729	-
Non-cash stock compensation expense	704	651
Non-cash impact of exchange rate changes	275	111
(Gain) loss on disposition of assets, net	(566)	569
Deferred income taxes	(1,799)	16
Change in assets and liabilities:
Accounts receivable	19,345	(3,986)
Inventories	20,217	(10,155)
Prepaid expenses and other	2,612	(2,872)
Accounts payable	4,557	(463)
Accrued and other liabilities	(11,171)	(14,738)
Net cash provided by operating activities	44,333	22,798
Cash flows from investing activities:
Capital expenditures	(14,689)	(42,623)
Proceeds from disposals of property	3,975	641
Net cash used in investing activities	(10,714)	(41,982)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	20,000
Repayment of borrowings under credit facilities	(15,500)	(3,000)
Financing fees	(447)	-
Net cash (used in) provided by financing activities	(5,947)	17,000

Net change in cash and cash equivalents	27,672	(2,184)

Cash and cash equivalents, beginning of the period	83,053	64,002
Cash and cash equivalents, end of the period	$110,725	$61,818

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.      Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems, Inc. and subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The Company has evaluated the effect of subsequent events through October 26, 2009, the date these financial statements were issued.  The results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission (the “SEC”).

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  The Company’s products are used in a wide range of applications, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, wind and solar energy applications and several other complex industrial, medical and technical instruments.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viasystems.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities, ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and iii) the reported amounts of revenues and expenses during the reporting period.

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

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made.  As further discussed in Note 5, the Company reversed $1,676 of accrued restructuring charges in its Printed Circuit Boards segment during the quarter ended June 30, 2009, as a result of higher than anticipated employee attrition, which reduced the amount of severance costs related to involuntary headcount reductions anticipated in the Company’s 2008 Restructuring plan.

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

Fair Value Measurements

The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3 - valuations derived from valuation techniques in which one or more significant inputs are unobservable.  In addition, the Company may use various valuation techniques, including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

The Company’s financial instruments consist of cash equivalents, accounts receivable, notes receivable, long-term debt, and other long-term obligations.  For cash equivalents, accounts receivable, notes receivable and other long-term obligations, the carrying amounts approximate fair value.

The estimated fair market values of the Company’s debt instruments and cash flow hedges are as follows:

	September 30, 2009
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Subordinated Notes due 2011	$197,500	$200,000	Long-term debt, less current maturities
Guangzhou 2009 Credit Facility (see Note 4)	$10,000	$10,000	Current maturities of long-term debt
Cash flow hedges	$885	$885	Prepaid expenses and other

	December 31, 2008
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Subordinated Notes due 2011	$150,000	$200,000	Long-term debt, less current maturities
2006 Credit Agreement	$15,500	$15,500	Long-term debt, including current maturities
Cash flow hedges	$(2,522)	$(2,522)	Accrued and other liabilities

The Company determined the fair value of the Senior Subordinated Notes due 2011 (the “2011 Notes”) using quoted market prices for the 2011 Notes.  As the balance owed on the Guangzhou 2009 Credit Facility (see Note 4) and the 2006 Credit Agreement bear interest at a variable rate, the carrying value of these debt instruments approximate their fair value.  The Company determined the fair value of the cash flow hedges using a market approach and Level 2 inputs (see Note 6).

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established, with effect from July 1, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Company adopted the Codification beginning July 1, 2009, and while it impacts the way the Company refers to accounting pronouncements in its disclosures, it had no affect on the Company’s financial position, results of operations or cash flows upon adoption.

2.      Inventories

The composition of inventories is as follows:

	September 30, 2009	December 31, 2008
Raw materials	$15,777	$26,388
Work in process	14,912	18,488
Finished goods	19,513	25,543
Total	$50,202	$70,419

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.      Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	September 30, 2009	December 31, 2008
Land and buildings	$55,001	$54,885
Machinery, equipment and systems	428,008	422,489
Leasehold improvements	41,713	40,355
Construction in progress	835	1,537
	525,557	519,266
Less: Accumulated depreciation	(319,368)	(286,525)
Total	$206,189	$232,741

4.      Revolving Line of Credit and Long-term Debt

The composition of long-term debt is as follows:

	September 30, 2009	December 31, 2008
Senior Subordinated Notes due 2011	$200,000	$200,000
Guangzhou 2009 Credit Facility	10,000	-
2006 Credit Agreement:
Term loans	-	15,500
Revolving credit loans	-	-
Capital leases	5,167	5,163
	215,167	220,663
Less: Current maturities	(12,119)	(9,617)
	$203,048	$211,046

Guangzhou 2009 Credit Facility

In September 2009, the Company’s Guangzhou Termbray Electronics Technology Company Limited subsidiary consummated a 200 million Renminbi (approximately $29,300 U.S. dollars based on the exchange rate as of September 30, 2009) revolving credit facility (the “Guangzhou 2009 Credit Facility”) with China Construction Bank, Guangzhou Economic and Technical Development District Branch.  The Guangzhou 2009 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar. Borrowings are secured by a mortgage lien on the buildings and land lease at the Company’s manufacturing facility in Guangzhou, China.  This revolving credit facility is renewable annually beginning June 30, 2010.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China multiplied by 0.9 for Renminbi denominated loans.  The Guangzhou 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  The Company incurred $37 of deferred financing fees related to the facility.  As of September 30, 2009, $10,000 in U.S. dollar loans was outstanding under the Guangzhou 2009 Credit Facility at a rate of LIBOR plus 0.5%, and approximately $19,300 of the revolving credit facility was unused and available.

2006 Credit Agreement

In September 2009, in connection with the consummation of the Guangzhou 2009 Credit Facility, the Company provided a notice to voluntarily prepay and cancel the credit agreement that had been previously entered into as of August 17, 2006 (the “2006 Credit Agreement”) with UBS AG Hong Kong Branch and UBS AG, Singapore Branch, and repaid all outstanding amounts under that agreement. The 2006 Credit Agreement was for a term of four years and provided a $60,000 revolving credit facility and a $20,000 term loan facility.  As a result of the prepayment and cancellation of the 2006 Credit Agreement, the Company recorded a loss on early extinguishment of debt of $729 in conjunction with the write-off of related unamortized deferred financing costs.

Senior Subordinated Notes due 2011

In the Company’s Form 8-K filed on September 10, 2009, it announced that it was exploring alternatives with respect to refinancing the 2011 Notes.  In connection with the exploration of alternatives for refinancing the 2011 Notes, the Company incurred financing fees of $410 during the three months ended September 30, 2009.

5.      Restructuring and Charges

In light of the global economic downturn which began toward the end of 2008, and as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand, the Company initiated restructuring activities during the fourth quarter of 2008 (the “2008 Restructuring”).  These activities were substantially completed during the first half of 2009, and included the shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina (together, the “Milwaukee Facility”), as well as workforce reductions across the Company’s global operations.

The reserve for restructuring activities at September 30, 2008, primarily relates to severance requirements under foreign social plans and commitments under a long-term lease, which were incurred as part of restructuring activities initiated during 2001 (the “2001 Restructuring”).  These restructuring activities were a result of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries.  These actions resulted in asset impairments, plant shutdowns and downsizings that continued through 2005.

The following tables summarize changes in the reserve for restructuring and impairment charges for the nine month periods ending September 30, 2009 and 2008.

		Nine Months Ended September 30, 2009
	Balance at 12/31/08	Net Charges	Cash Payments	Adjustments		Balance at 9/30/09
Restructuring Activities:
Personnel and severance	$8,896	$62	$(8,350)	$-		$608
Lease and other contractual commitments	3,226	5,754	(2,929)	(412)	(a)	5,639
Asset impairment	-	(663)	-	663	(b)	-
Total restructuring charges	$12,122	$5,153	$(11,279)	$251		$6,247

		Nine Months Ended September 30, 2008
	Balance at 12/31/07	Net Charges	Cash Payments	Adjustments		Balance at 9/30/08
Restructuring Activities:
Personnel and severance	$349	$-	$(16)	$-		$333
Lease and other contractual commitments	4,818	-	(1,038)	250	(a)	4,030
Total restructuring charges	$5,167	$-	$(1,054)	$250		$4,363

(a)
Represents $177 and $250 of accretion of interest on discounted restructuring liabilities for the nine months ended September 30, 2009 and 2008, respectively, net of $589 of non-cash restructuring expense incurred during the nine months ended September 30, 2009, related to the 2001 Restructuring.

(b)	Represents gains realized from disposal of assets in connection with the shutdown of the Milwaukee Facility.

For the nine months ended September 30, 2009, restructuring charges related to personnel and severance included $1,738 of charges primarily related to the closure of the Milwaukee Facility, which were substantially offset by a reversal of $1,676 of restructuring reserves in the Printed Circuit Boards segment.  The reversal was a result of higher than anticipated employee attrition, which reduced the amount of severance costs related to involuntary headcount reductions anticipated in the Company’s 2008 Restructuring plan.  For the nine months ended September 30, 2009, restructuring charges related to leases and contractual commitments of $5,754 primarily related to lease terminations and other closure costs for the Milwaukee Facility.

The Company recorded total net restructuring charges for the three and nine months ended September 30, 2009, of $583 and $5,153, respectively.  For the three and nine months ended September 30, 2009, net restructuring charges related to the Company’s closed operations were $583 and $6,763, respectively, which for purpose of segment reporting are included in “Other.”  There were no restructuring charges incurred during the three months ended September 30, 2009, in the Printed Circuit Boards and Assembly segments.  For the nine months ended September 30, 2009, restructuring charges were recorded in the Assembly segment in the amount of $66, and restructuring charges were reversed in the Printed Circuit Boards segment in the amount of $1,676.

The Company has recorded cumulative restructuring charges totaling $19,633 through September 30, 2009, related to the 2008 Restructuring, and does not expect to incur significant additional charges related to those activities. These charges include $9,573 related to personnel and severance, $4,895 of non-cash asset impairment charges and $5,165 related to lease termination and other closure costs.  The charges of $19,633 were incurred in the Printed Circuit Boards and Assembly segments in the amount of $8,259 and $781, respectively, with $10,593 related to the closure of the Milwaukee Facility included in “Other”.

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

The Company recognizes all of its derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.  Accumulated other comprehensive income as of September 30, 2009, and December 31, 2008, included an unrecognized gain on derivatives of $885 and an unrecognized loss on derivatives of $2,522, respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date (see Note 1).  As of September 30, 2009 and 2008, all of the Company’s derivatives were in the form of Chinese Renminbi (“RMB”) foreign exchange forward contracts which were designated and qualified as cash flow hedging instruments under U.S. GAAP.  The following table summarizes the Company’s outstanding derivative contracts:

	September 30, 2009	December 31, 2008
Notional amount in Chinese RMB	690,000	840,000
Weighted average remaining maturity in months	5.3	6.0
Weighted average exchange rate to one U.S. Dollar	6.835	6.797
Deferred gain (loss) measured at fair value	$885	$(2,522)
Balance sheet classification of deferred gain (loss)	Prepaid expenses and other	Accrued and other liabilities

Amounts received or paid to settle foreign exchange forward contracts are recorded in cost of goods sold at the time of settlement.  For the three and nine months ended September 30, 2009, a $614 gain and a $1,389 loss, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.  For the three and nine months ended September 30, 2008, gains of $307 and $1,343, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.

7.      Stock-based Compensation

Stock compensation expense was recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$39	$22	$103	$80
Selling, general and administrative	204	172	601	571
	$243	$194	$704	$651

The following table summarizes the stock option activity from January 1, 2009, through September 30, 2009:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,608,400	$12.63
Granted	-	-
Exercised	-	-
Forfeited	(87,800)	12.63
Outstanding at September 30, 2009	2,520,600	12.63

Options exercisable at September 30, 2009	2,336,922	12.63

There were no options granted during the nine months ended September 30, 2009.  For options granted during the nine months ended September 30, 2008, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions.

Expected life of options	5 years
Risk free interest rate	2.71%
Expected volatility of stock	52%
Expected dividend yield	None

8.  Income Taxes

Income tax expense of $2,998 and $4,395 for the three and nine months ended September 30, 2009, relates primarily to expense from the Company’s profitable China operations and uncertain tax positions in the Company’s Asia operations, partially offset by income tax benefits recognized in the Company’s Hong Kong subsidiary.  Because of the substantial net operating loss carryforwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized certain income tax benefits in such jurisdictions related to the Company’s substantial interest expense, among other expenses.

9.      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(8,729)	$3,073	$(30,849)	$11,343
Change in fair value of derivatives, net of tax of $0	(484)	(4,778)	3,407	(3,805)
Comprehensive (loss) income	$(9,213)	$(1,705)	$(27,442)	$7,538

10.      Business Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.  The Company operates in two segments: (i) Printed Circuit Boards and (ii) Assembly, with the assets and liabilities of the Company’s corporate headquarters and the assets, liabilities and operating results of its closed Printed Circuit Boards and Assembly operations reported as “Other.”  Except for certain professional fees, operating expenses of the Company’s corporate headquarters are allocated to each segment based on a number of factors, including sales.  The assets, liabilities and operating results of the Milwaukee Facility were previously reported within the Assembly segment.  With the closure of the Milwaukee Facility in May 2009, the Company’s Management reclassified the assets, liabilities and operating results of the Milwaukee Facility from Assembly to “Other.”  The Company’s segment results for prior periods have been reclassified for comparison purposes.

The Printed Circuit Boards segment consists of printed circuit board manufacturing facilities located in China.  These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels.  The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing.  The assembly operations are conducted in manufacturing facilities located in China and Mexico.

Total assets by segment are as follows:

	September 30, 2009	December 31, 2008
Total assets:
Printed Circuit Boards	$385,770	$435,664
Assembly	95,414	102,208
Other	63,283	48,170
	$544,467	$586,042

Net sales and operating income (loss) by segment, together with a reconciliation to (loss) income before income taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales to external customers:
Printed Circuit Boards	$85,175	$121,888	$240,460	$375,619
Assembly	35,912	65,020	110,864	153,697
Other	-	9,435	13,761	35,703
Total	$121,087	$196,343	$365,085	$565,019

Intersegment sales:
Printed Circuit Boards	$1,976	$5,045	$6,969	$15,401
Assembly	-	-	11	17
Other	-	380	363	1,031
Total	$1,976	$5,425	$7,343	$16,449

Operating income (loss):
Printed Circuit Boards	$2,216	$7,643	$(1,003)	$33,927
Assembly	268	4,924	3,905	5,329
Other	(1,372)	(1,914)	(10,117)	(4,412)
Total	1,112	10,653	(7,215)	34,844

Interest expense, net	5,466	5,411	16,484	16,330
Loss on early extinguishment of debt	729	-	729	-
Amortization of deferred financing costs	515	515	1,547	1,547
Other, net	133	509	479	(2,028)
(Loss) income before income taxes	$(5,731)	$4,218	$(26,454)	$18,995

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

Balance Sheet as of September 30, 2009
	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$684	$55,031	$55,010	$-	$110,725
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	11,460	65,759	-	77,219
Inventories	-	5,640	44,562	-	50,202
Other current assets	-	2,569	8,560	-	11,129
Total current assets	684	75,003	173,891		249,578
Property, plant and equipment, net	-	3,562	202,627	-	206,189
Other assets, net	2,911	697	85,092		88,700
Investment in subsidiaries	648,571	329,250	-	(977,821)	-
Total assets	$652,166	$408,512	$461,610	$(977,821)	$544,467
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$-	$-	$12,119	$-	$12,119
Accounts payable	-	4,658	74,567	-	79,225
Accrued and other liabilities	4,686	11,069	27,597	-	43,352
Total current liabilities	4,686	15,727	114,283	-	134,696
Long-term debt, less current maturities	200,000	-	3,048	-	203,048
Other non-current liabilities	-	10,123	24,044	-	34,167
Intercompany payable (receivable)	281,458	(266,812)	(14,646)	-	-
Total liabilities	486,144	(240,962)	126,729	-	371,911
Total paid-in capital and accumulated deficit	165,202	648,571	329,250	(977,821)	165,202
Accumulated other comprehensive income (loss)	820	903	5,631	-	7,354
Total liabilities and stockholder’s equity	$652,166	$408,512	$461,610	$(977,821)	$544,467

Balance Sheet as of December 31, 2008
	Viasystems, Inc.	Total Guarantors	Total Non- Guarantors	Eliminations	Viasystems, Inc. Consolidated
ASSETS
Cash and cash equivalents	$391	$29,468	$53,194	$-	$83,053
Restricted cash	-	303	-	-	303
Accounts receivable, net	-	16,530	80,034	-	96,564
Inventories	-	11,705	58,714	-	70,419
Other current assets	-	1,494	10,105	-	11,599
Total current assets	391	59,500	202,047	-	261,938
Property, plant and equipment, net	-	7,519	225,222	-	232,741
Other assets, net	3,976	115	87,272	-	91,363
Investment in subsidiaries	665,674	348,167	-	(1,013,841)	-
Total assets	$670,041	$415,301	$514,541	$(1,013,841)	$586,042
LIABILITIES AND STOCKHOLDER’S EQUITY
Current maturities of long-term debt	$-	$-	$9,617	$-	$9,617
Accounts payable	-	6,917	67,751	-	74,668
Accrued and other liabilities	9,904	12,830	35,801	-	58,535
Total current liabilities	9,904	19,747	113,169	-	142,820
Long-term debt, less current maturities	200,000	-	11,046	-	211,046
Other non-current liabilities	-	10,635	22,247	-	32,882
Intercompany payable (receivable)	264,427	(278,251)	13,824	-	-
Total liabilities	474,331	(247,869)	160,286	-	386,748
Total paid-in capital and accumulated deficit	195,347	665,674	348,167	(1,013,841)	195,347
Accumulated other comprehensive income (loss)	363	(2,504)	6,088	-	3,947
Total liabilities and stockholder’s equity	$670,041	$415,301	$514,541	$(1,013,841)	$586,042

Statement of Operations for the three months ended September 30, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$17,588	$113,064	$(9,565)	$121,087
Operating expenses:
Cost of goods sold, exclusive of items shown separately	39	16,742	88,885	(9,565)	96,101
Selling, general and administrative	204	3,369	6,883	-	10,456
Depreciation	-	307	12,231	-	12,538
Amortization	66	-	231	-	297
Restructuring and impairment	-	(6)	589	-	583
Operating (loss) income	(309)	(2,824)	4,245	-	1,112
Other expense (income):
Interest expense (income), net	3,999	(6,024)	7,491	-	5,466
Amortization of deferred financing costs	308	-	207	-	515
Loss on early extinguishment of debt	-	-	729	-	729
Other, net	16	867	(750)	-	133
Equity in (earnings) loss of subsidiaries	4,097	6,236	-	(10,333)	-
(Loss) income before income taxes	(8,729)	(3,903)	(3,432)	10,333	(5,731)
Income tax provision	-	194	2,804	-	2,998
Net (loss) income	$(8,729)	$(4,097)	$(6,236)	$10,333	$(8,729)

Statement of Operations for the nine months ended September 30, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$65,092	$327,323	$(27,330)	$365,085
Operating expenses:
Cost of goods sold, exclusive of items shown separately	103	61,423	262,104	(27,330)	296,300
Selling, general and administrative	601	10,802	20,712	-	32,115
Depreciation	-	1,008	36,824	-	37,832
Amortization	206	-	694	-	900
Restructuring and impairment	-	6,134	(981)	-	5,153
Operating (loss) income	(910)	(14,275)	7,970	-	(7,215)
Other expense (income):
Interest expense (income), net	11,880	(18,057)	22,661	-	16,484
Amortization of deferred financing costs	923	-	624	-	1,547
Loss on early extinguishment of debt	-	-	729	-	729
Other, net	33	1,251	(805)	-	479
Equity in (earnings) loss of subsidiaries	17,103	18,917	-	(36,020)	-
(Loss) income before income taxes	(30,849)	(16,386)	(15,239)	36,020	(26,454)
Income tax provision	-	717	3,678	-	4,395
Net (loss) income	$(30,849)	$(17,103)	$(18,917)	$36,020	$(30,849)

Statement of Operations for the three months ended September 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$39,975	$173,639	$(17,271)	$196,343
Operating expenses:
Cost of goods sold, exclusive of items shown separately	23	37,698	138,130	(17,271)	158,580
Selling, general and administrative	170	4,450	8,629	-	13,249
Depreciation	-	918	12,632	-	13,550
Amortization	79	-	232	-	311
Operating (loss) income	(272)	(3,091)	14,016	-	10,653
Other expense (income):
Interest expense (income), net	2,641	(5,834)	8,604	-	5,411
Amortization of deferred financing costs	308	-	207	-	515
Other, net	24	(857)	1,342	-	509
Equity in (earnings) loss of subsidiaries	(6,318)	(2,923)	-	9,241	-
Income (loss) before income taxes	3,073	6,523	3,863	(9,241)	4,218
Income tax provision	-	205	940	-	1,145
Net income (loss)	$3,073	$6,318	$2,923	$(9,241)	$3,073

Statement of Operations for the nine months ended September 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net sales	$-	$127,413	$492,106	$(54,500)	$565,019
Operating expenses:
Cost of goods sold, exclusive of items shown separately	80	118,006	382,876	(54,500)	446,462
Selling, general and administrative	570	13,159	29,209	-	42,938
Depreciation	-	2,585	37,254	-	39,839
Amortization	241	-	695	-	936
Operating (loss) income	(891)	(6,337)	42,072	-	34,844
Other expense (income):
Interest expense (income), net	8,075	(17,657)	25,912	-	16,330
Amortization of deferred financing costs	923	-	624	-	1,547
Other, net	97	774	(2,899)	-	(2,028)
Equity in (earnings) loss of subsidiaries	(21,329)	(10,999)	-	32,328	-
Income (loss) before income taxes	11,343	21,545	18,435	(32,328)	18,995
Income tax provision	-	216	7,436	-	7,652
Net income (loss)	$11,343	$21,329	$10,999	$(32,328)	$11,343

Statement of Cash Flows for the nine months ended September 30, 2009

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$703	$22,106	$21,524	$-	$44,333
Net cash provided by (used in) investing activities	-	3,457	(14,171)	-	(10,714)
Net cash provided by (used in) financing activities	(410)	-	(5,537)	-	(5,947)
Net change in cash and cash equivalents	293	25,563	1,816	-	27,672
Cash and cash equivalents, beginning of the period	391	29,468	53,194	-	83,053
Cash and cash equivalents, end of the period	$684	$55,031	$55,010	$-	$110,725

Statement of Cash Flows for the nine months ended September 30, 2008

	Viasystems, Inc.	Total Guarantor	Total Non- Guarantor	Eliminations	Viasystems, Inc. Consolidated
Net cash provided by (used in) operating activities	$151	$(11,240)	$33,887	$-	$22,798
Net cash provided by (used in) investing activities	-	(3,798)	(38,184)	-	(41,982)
Net cash provided by (used in) financing activities	-	-	17,000	-	17,000
Net change in cash and cash equivalents	151	(15,038)	12,703	-	(2,184)
Cash and cash equivalents, beginning of the period	653	28,464	34,885	-	64,002
Cash and cash equivalents, end of the period	$804	$13,426	$47,588	$-	$61,818

12.      Subsequent Events

Merger Agreement between Viasystems Group, Inc. and Merix Corporation

On October 6, 2009, Viasystems Group, Inc. (“Group”), the parent of the Company, announced that it had entered into a merger agreement pursuant to which Group will acquire Merix Corporation (“Merix”).  Merix is a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  Under the terms of the merger agreement, Group will acquire all of the outstanding common stock of Merix in exchange for shares of Group common stock representing approximately 12.5% of the outstanding common stock of the post-merger company.  On October 6, 2009, Group also entered into a note exchange agreement to purchase $68,590 of Merix’s outstanding convertible debt securities in exchange for approximately $34,908 of cash and shares of Group common stock representing approximately 7.0% of the post-merger company.  It is expected that upon the consummation of the merger, Group’s common stock will be registered, and Merix would become a wholly owned subsidiary of the Company.  The merger is subject to Merix’s shareholders approval, certain regulatory approvals, and certain terms and conditions contained in the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this information statement.

We have made forward-looking statements in this discussion and analysis that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or other similar expressions.

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

Company Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“EMS”).  PCBs serve as the “electronic backbone” of almost all electronic equipment, and our EMS products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.  The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, wind and solar energy applications and several other complex industrial, medical and technical instruments.  As of September 30, 2009, we have six manufacturing facilities which are all located outside the United States to take advantage of low cost, high quality manufacturing environments, including five manufacturing sites in The People’s Republic of China (“China”) and one in Mexico.  In order to support our customers’ local needs, we also maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 125 original equipment manufacturers (“OEMs”) and contract-electronic manufacturing service companies (“CEMs”) in numerous end markets.  Our top OEM customers include industry leaders Alcatel-Lucent SA, Bosch Group, Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Hewlett-Packard Company, Hitachi Ltd., Huawei Technologies Co. Ltd., Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc. Tellabs, Inc., TRW Automotive Holdings Corp. and Xytratex Ltd.  Our top CEM relationships include industry-leading contract manufacturers such as Celestica, Inc. and Jabil Circuits, Inc.

Industry Overview

Despite the current economic downturn, we believe the long-term growth prospects for our PCB and EMS products remain solid.  The global economic recession, which began during 2008, affected demand across all of our customer end-user markets.  We believe the sequential decline in sales from the fourth quarter of 2008 to the first part of 2009 is primarily attributable to the above mentioned weak economic condition as well as our customers’ actions to reduce inventory levels as they reacted to economic conditions.  While our visibility to future demand trends remains limited, sequential growth in sales during the third quarter in our automotive; industrial & instrumentation, medical, consumer and other; and computer and datacommunications end-user markets, together with positive trends in backlog and customer orders across all our end-user markets, indicate that our customers may have achieved their inventory goals and their buying patterns better reflect ongoing demand.

We expect recent government stimulus programs in the United States and Europe to improve auto sales, which will help to support our sales to the automotive end-user market in the short-term.  As stability returns to the financial markets and credit begins to ease, we expect the universal focus on “green” technologies and clean energy initiatives to drive growth in wind power related sales to our industrial & instrumentation, medical, consumer and other end-user market.  We expect that anticipated expansion and enhancements of 3G telecommunication networks in Asia and around the world during the last half of 2009 and into 2010 will help to support our sales to the telecommunications end-user market.  We expect that the modest growth projected by industry analysts for the computer and datacommunications industry will be reflected in our sales to that end-user market.

Results of Operations

Three Months Ended September 30, 2009, Compared to the Three Months Ended September 30, 2008

Net Sales.  Net sales for the three months ended September 30, 2009, were $121.1 million, representing a $75.2 million, or 38.3%, decrease from net sales during the same period in 2008.  Product demand by essentially all of our existing customer base has declined significantly in connection with the global economic recession that began during the second half of 2008.  Our visibility to future demand trends is improving but remains limited.

Net sales by end-user market for the three months ended September 30, 2009 and 2008, were as follows:

End-User Market (dollars in millions)	2009	2008
Automotive	$51.1	$68.9
Industrial & Instrumentation, Medical, Consumer and Other	34.7	60.3
Telecommunications	23.3	48.9
Computer and Datacommunications	12.0	18.2
Total Net Sales	$121.1	$196.3

Our net sales of products for end use in the automotive market decreased by approximately 25.8% during the three months ended September 30, 2009, compared to the same period in 2008 due to reduced global demand from our automotive customers.  Extended factory closures and the financial instability of the largest U.S. automotive manufacturers have slowed demand throughout the automotive products supply chain since the global economic recession began in 2008.  Our sales in this market have improved sequentially by $8.1 million, or approximately 18.8%, as compared to the second quarter of 2009 on increased demand.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, decreased by approximately 42.5% compared to the same period in 2008 due to generally weaker demand from our customers, along with the loss of revenue from i) a fabricated metal products program which our customer began to source internally and ii) the closure of our metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina (together, the “Milwaukee Facility”) which ceased operations in May 2009 and March 2009, respectively.  Our sales in this market have improved sequentially by $5.8 million, or approximately 20.1%, as compared to the second quarter of 2009 on increased demand.

Net sales of products ultimately used in the telecommunications market decreased by approximately 52.4% from the quarter ended September 30, 2008, to the quarter ended September 30, 2009.  Our sales in this market have decreased sequentially by $15.2 million, or approximately 39.5%, as compared to the second quarter of 2009 primarily due to reduced demand across most of our customer base and reduced government sponsored stimulus spending in China.

An approximate 34.1% decrease in third quarter net sales of our products for use in the computer and datacommunications markets, as compared to the same period in the prior year, is primarily the result of reduced global demand from our computer and data communication customers compared to the same period in the prior year.  Our sales in this market have improved sequentially by $1.8 million, or approximately 17.6%, as compared to the second quarter of 2009 on increased demand.

Net sales by segment for the three months ended September 30, 2009 and 2008, were as follows:

Segment (dollars in millions)	2009	2008
Printed Circuit Boards	$87.2	$126.9
Assembly (a)	35.9	65.0
Other (a)	-	9.8
Eliminations	(2.0)	(5.4)
Total Net Sales	$121.1	$196.3

(a)  With the closure of our Milwaukee Facility, we reclassified the operating results of the Milwaukee Facility to “Other.” Our segment results for prior periods have been reclassified for comparison purposes.

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended September 30, 2009, decreased by $39.7 million, or 31.3%, to $87.2 million.  The decrease is primarily a result of a decrease in volume of more than 26.0% which was driven by reduced demand across all end-user markets.

Assembly segment net sales decreased by $29.1 million, or 44.8%, to $35.9 million for the three months ended September 30, 2009, compared to the third quarter of 2008.  The decline was the result of reduced demand across all end-user markets.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended September 30, 2009, was $96.1 million, or 79.4% of consolidated net sales.  This represents a 1.4 percentage point improvement from the 80.8% of consolidated net sales for the third quarter of 2008, and an improvement of 1.3 percentage points from the 80.7% of consolidated net sales for the second quarter of 2009.

In response to global economic conditions, in November 2008, we announced a plan to close our Milwaukee Facility and to reduce our direct and indirect labor costs globally.  These activities were designed to better align our labor and overhead costs with current market demands, and were substantially completed during the first half of 2009.  As a result of planned reductions and attrition, our direct labor headcount, including temporary workers, declined to an average of approximately 8,800 during the quarter ended September 30, 2009, compared to an average of approximately 11,700 during the same quarter the prior year, and compared to approximately 9,000 as of December 31, 2008.  Our average indirect labor headcount declined approximately 30.0% during the third quarter of 2009 compared to the same quarter of 2008.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the third quarter of 2009, as compared to the same period in the prior year, was favorably impacted by the restructuring activities that occurred during the first half of the year.  In addition, our cost of materials was favorably impacted by positive trends in the global commodities markets as well as favorable pricing from our materials suppliers.  Future increases in global demand for these commodities could, however, reverse this trend.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Our costs have been positively impacted by favorable pricing from our materials suppliers as well as reduced labor costs which resulted from headcount reductions implemented in the fourth quarter of 2008.

Selling, General and Administrative Costs.  Selling, general and administrative costs decreased $2.8 million or 21.0%, to $10.5 million for the three months ended September 30, 2009, compared to the same period in the prior year.  This decline was a result of global headcount reductions in our sales and administrative organization during the fourth quarter of 2008, lower compensation expense and the successful implementation of other cost savings initiatives including temporary wage freezes and travel restrictions, partially offset by increased professional fees of $0.8 million incurred during the three months ended September 30, 2009, related to our announced merger with Merix Corporation (“Merix”).

Depreciation.  Depreciation expense for the three months ended September 30, 2009, declined $1.0 million to $12.5 million as compared to $13.5 million for the third quarter of 2008.  The decrease relates primarily to impairment write-downs of fixed assets at our Milwaukee Facility during the fourth quarter of 2008 and the subsequent disposal of those fixed assets during 2009.  Depreciation expense in our Printed Circuit Boards and Assembly segments of $11.4 million and $1.1 million, respectively, were substantially unchanged as compared to the same period last year, as our base of depreciable assets in each segment remained relatively constant.

Restructuring and Impairment.  In light of the global economic recession that began during the second half of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities beginning in the fourth quarter of 2008.  These activities have been substantially completed, and included the shutdown of our Milwaukee Facility as well as workforce reductions across our global operations.  The cumulative cost of these activities as of September 30, 2009, approximates $19.6 million, including approximately $14.7 million of cash charges and approximately $4.9 million of non-cash asset impairment charges.  The cash charges include approximately $9.6 million related to headcount reductions with the balance related to lease termination and other closure costs.

For the three months ended September 30, 2009, we recorded restructuring charges of approximately $0.6 million.  The restructuring charges recorded during the period relate primarily to closed operations, and for purposes of segment reporting are included in “Other.”  We do not expect we will incur significant additional charges related to these restructuring activities.

Operating Income.  The operating income of $1.1 million for the three months ended September 30, 2009, represents a decrease of $9.6 million compared to operating income of $10.7 million during the three months ended September 30, 2008.  The primary sources of operating income for the three months ended September 30, 2009 and 2008, were as follows:

Source (dollars in millions)	2009	2008
Printed Circuit Boards segment	$2.2	$7.7
Assembly segment (a)	0.3	4.9
Other (a)	(1.4)	(1.9)
Operating income	$1.1	$10.7

(a)  With the closure of our Milwaukee Facility, we reclassified the operating results of the Milwaukee Facility to “Other.”  Our segment results for prior periods have been reclassified for comparison purposes.

The operating income from our Printed Circuit Boards segment decreased by $5.5 million to $2.2 million for the three months ended September 30, 2009, compared to $7.7 million for the same period in the prior year.  The decrease is primarily the result of a decline in sales volume, partially offset by a lower cost structure, including reduced selling, general and administrative expense.

The operating income from our Assembly segment was $0.3 million for the three months ended September 30, 2009, compared to $4.9 million in the third quarter of 2008.  The decrease is primarily the result of a decline in sales volume partially offset by reduced selling, general and administrative expense.

The Other operating loss relates to activity associated with our closed facilities, and non-recurring professional fees related to the announced merger with Merix.

Adjusted EBITDA.  We measure our performance primarily through our operating income.  In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-GAAP financial measures, including “Adjusted EBITDA.”  Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations.  Our owners and management use Adjusted EBITDA as an additional measure of operating performance for matters including executive compensation and competitor comparisons.  The use of this non-GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows as follows:

•
Restructuring and Impairment Charges – which consist primarily of facility closures and other headcount reductions.  Historically, a significant amount of these restructuring charges are non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value.  We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

•
Stock Compensation – non-cash charges associated with recognizing the fair value of stock options granted to employees.  We exclude these charges to more clearly reflect a comparable year over year cash operating performance.

Reconciliations of operating income to Adjusted EBITDA for the three months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended September 30,
Source (dollars in millions)	2009	2008
Operating income	$1.1	$10.7
Add-back
Depreciation and Amortization	12.8	13.9
Restructuring and impairment	0.6	-
Non-cash stock compensation expense.	0.2	0.2
Cost related to Merix merger.	0.8	-
Adjusted EBITDA	$15.5	$24.8

Adjusted EBITDA decreased by $9.3 million, or 37.5%, primarily as a result of a 38.3% decrease in net sales partially offset by a lower cost structure, including reductions in selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, was approximately $5.4 million for both of the three month periods ended September 30, 2009 and 2008.  Interest expense related to our 2011 Senior Subordinated 10.5% Notes (the “2011 Notes”) is approximately $5.3 million in each quarter as the $200 million principal and the 10.5% interest rate remain unchanged since the 2011 Notes were issued in 2003.

Loss on Early Extinguishment of Debt.  As a result of our prepayment and cancellation of the 2006 Credit Agreement, we recorded a loss on early extinguishment of debt of approximately $0.7 million during the three months ended September 30, 2009, in conjunction with the write-off of related unamortized deferred financing costs.

Income Taxes.  Income tax expense of $3.0 million for the three months ended September 30, 2009, compares to income tax expense of $1.1 million for the quarter ended September 30, 2008.  Our income tax provision relates primarily to expense from our profitable China operations and uncertain tax positions in our Asia operations, partially offset by income tax benefits recognized in Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions related to the Company’s substantial interest expense, among other expenses.

Results of Operations

Nine Months Ended September 30, 2009, Compared to the Nine Months Ended September 30, 2008

Net Sales.  Net sales for the nine months ended September 30, 2009, were $365.1 million, representing a $199.9 million, or 35.4%, decrease from net sales during the same period in 2008.  Product demand by essentially all of our existing customer base has declined significantly in connection with the global economic recession that began during the second half of 2008.  Our visibility to future demand trends is improving but remains limited.

Net sales by end-user market for the nine months ended September 30, 2009 and 2008, were as follows:

End-User Market (dollars in millions)	2009	2008
Automotive	$133.7	$210.9
Telecommunications	101.4	147.8
Industrial & Instrumentation, Medical, Consumer and Other	97.7	145.8
Computer and Datacommunications	32.3	60.5
Total Net Sales	$365.1	$565.0

Our net sales of products for end use in the automotive market decreased by approximately 36.6% during the nine months ended September 30, 2009, compared to the same period in 2008 due to reduced global demand from our automotive customers.  Extended factory closures and the financial instability of the largest U.S. automotive manufacturers have slowed demand throughout the automotive products supply chain.

Net sales of products ultimately used in the telecommunications market decreased by approximately 31.4% from the nine months ended September 30, 2008, to the nine months ended September 30, 2009.  Spending stimulus projects sponsored by the Chinese government drove increased demand for telecommunications products during the nine months ended September 30, 2009, but this increase was not sufficient to offset declining demand from our other telecommunications customers.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, decreased by approximately 33.0% compared to the same period in 2008 due to i) generally weaker demand from our customers, ii) the loss of revenue from a fabricated metal products program which our customer began to source internally and iii) the closure of our Milwaukee Facility.

An approximate 46.6% decrease in net sales for the nine months ended September 30, 2009, of our products for use in the computer and datacommunications markets, as compared to the same period in the prior year, is primarily the result of reduced global demand from our computer and data communication customers.

Net sales by segment for the nine months ended September 30, 2009 and 2008, were as follows:

Segment (dollars in millions)	2009	2008
Printed Circuit Boards	$247.4	$391.0
Assembly (a)	110.9	153.7
Other (a)	14.1	36.7
Eliminations	(7.3)	$(16.4)
Total Net Sales	$365.1	$565.0

(a) With the closure of our Milwaukee Facility, we reclassified the operating results of the Milwaukee Facility to “Other.”  Our    segment results for prior periods have been reclassified for comparison purposes.

Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2009, decreased by $143.6 million, or 36.7% to $247.4 million.  The majority of the decrease is a result of a decrease in volume of more than 36.0%, which was driven by reduced demand across all end-user markets.

Assembly segment net sales decreased by $42.8 million, or 27.8%, to $110.9 million for the nine months ended September 30, 2009, compared to the same period during 2008.  The decline was the result of reduced demand across all end-user markets.

Other sales relate to our Milwaukee Facility which ceased all operations in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the nine months ended September 30, 2009, was $296.3 million, or 81.2% of consolidated net sales.  This represents a 2.2 percentage point increase from the 79.0% of consolidated net sales for the nine months ended September 30, 2008.

In response to global economic conditions, in November 2008, we announced a plan to close our Milwaukee Facility and to reduce our direct and indirect labor costs globally.  These activities were designed to better align our labor and overhead costs with current market demands and were substantially completed during the first half of 2009.  As a result of planned reductions and attrition, our direct labor headcount, including temporary workers, declined to an average of approximately 8,300 during the nine months ended September 30, 2009, compared to an average of approximately 11,900 during the same period in the prior year, and compared to approximately 9,000 as of December 31, 2008.  Our average indirect labor headcount declined approximately 27.0% during the nine months ended September 30, 2009, compared to the same period in 2008.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends that can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the nine months ended September 30, 2009, as compared to the same period in the prior year, was negatively impacted by higher labor and overhead costs relative to sales volume. Various factors, including our willingness to work with the local labor bureau in China, led to our decision to stagger the execution of headcount reductions, which negatively impacted direct and indirect labor costs during the period. Partially offsetting the effect of labor and overhead costs, our cost of materials was favorably impacted by positive trends in the global commodities markets as well as favorable pricing from our materials suppliers.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Our costs have been positively impacted by favorable pricing from our materials suppliers as well as reduced labor and overhead costs which resulted from headcount reductions implemented in the fourth quarter of 2008.

Selling, General and Administrative Costs.  Selling, general and administrative costs decreased $10.8 million or 25.2%, to $32.1 million for the nine months ended September 30, 2009, compared to the same period in the prior year.  This decline was a result of global headcount reductions in our sales and administrative organization during the fourth quarter of 2008, lower compensation expense and the successful implementation of other cost savings initiatives including temporary wage freezes and travel restrictions.  Professional fees and travel costs of $2.2 million were incurred during the period related to the announced merger with Merix.

Depreciation.  Depreciation expense for the nine months ended September 30, 2009, declined by $2.0 million to $37.8 million as compared to $39.8 million for the same period of 2008.  The decrease relates primarily to impairment write-downs of fixed assets at our Milwaukee Facility during the fourth quarter of 2008 and the subsequent disposal of these fixed assets during 2009.  Depreciation expense in our Printed Circuit Boards and Assembly segments of $34.4 million and $3.4 million, respectively, were substantially unchanged as compared to the same period in 2008, primarily as our base of depreciable assets in each segment remained relatively constant.

Restructuring and Impairment.  In light of the global economic recession that began during the second half of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities beginning in the fourth quarter of 2008.  These activities have been substantially completed, and included the shutdown of our Milwaukee Facility, as well as workforce reductions across our global operations.  The cumulative cost of these activities as of September 30, 2009, was approximately $19.6 million, including approximately $14.7 million of cash charges and approximately $4.9 million of non-cash asset impairment charges.  The estimated cash charges include approximately $9.6 million related to headcount reductions with the balance related to lease termination and other closure costs.

For the nine months ended September 30, 2009, we recorded restructuring charges of approximately $5.2 million, which was net of reversals and gains on disposal of assets totaling approximately $2.3 million.  The restructuring charges recorded during the period relate primarily to lease terminations and other closure costs at our Milwaukee Facility, which, in accordance with U.S. GAAP, could not be accrued until the Milwaukee Facility ceased operations.  Due to higher than anticipated employee attrition in our Printed Circuit Boards segment, we were able to reduce the number of involuntary headcount reductions we had planned.  As a result we reversed approximately $1.7 million in related accrued severance costs.  We do not expect we will incur significant additional charges related to these restructuring activities.

Operating (Loss) Income.  The operating loss of $7.2 million for the nine months ended September 30, 2009, represents a decrease of $42.0 million compared to operating income of $34.8 million during the nine months ended September 30, 2008.  The primary sources of operating (loss) income for the nine months ended September 30, 2009 and 2008, were as follows:

Source (dollars in millions)	2009	2008
Printed Circuit Boards segment	$(1.0)	$33.9
Assembly segment (a)	3.9	5.3
Other (a)	(10.1)	(4.4)
Operating (loss) income	$(7.2)	$34.8

(a) With the closure of our Milwaukee Facility, we reclassified the operating results of the Milwaukee Facility to “Other.”  Our segment results for prior periods have been reclassified for comparison purposes.

The operating income from our Printed Circuit Boards segment decreased by $34.9 million to an operating loss of $1.0 million for the nine months ended September 30, 2009, compared to $33.9 million of operating income for the same period in the prior year.  The decrease is primarily the result of declining sales volume, partially offset by reduced selling, general and administrative expense and an approximate $1.7 million reversal of accrued restructuring costs.

The operating income from our Assembly segment was $3.9 million for the nine months ended September 30, 2009, compared to $5.3 million for the same period in the prior year.  The increase is primarily the result of reduced selling, general and administrative expense and improved cost of goods sold relative to sales, partially offset by declining sales volumes.

The Other operating loss relates to our closed Printed Circuit Boards and Assembly operations and certain non-recurring professional fees.

Adjusted EBITDA.  Reconciliations of operating (loss) income to adjusted EBITDA for the nine months ended September 30, 2009 and 2008, were as follows:

	Nine Months Ended September 30,
Source (dollars in millions)	2009	2008
Operating (loss) income	$(7.2)	$34.8
Add-back
Depreciation and Amortization	38.7	40.8
Restructuring and impairment	5.2	-
Non-cash stock compensation expense.	0.7	0.7
Costs related to Merix merger.	2.2	-
Adjusted EBITDA	$39.6	$76.3

Adjusted EBITDA decreased by $36.7 million, or 48.1%, primarily as a result of a 35.4% decrease in net sales and a 2.2 percentage point increase in cost of goods sold relative to consolidated net sales, partially offset by reductions in selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, of $16.5 million for the nine months ended September 30, 2009, was substantially unchanged from the $16.3 million of interest expense, net from the same period in the prior year.  Interest expense related to the 2011 Notes is approximately $15.8 million in each nine month periods as the $200 million principal and the 10.5% interest rate remain unchanged since the notes were issued in 2003.

Other Expense.  Other expense, net was $0.5 million of other expense for the nine months ended September 30, 2009, as compared to $2.0 million of other income, net for the same period in the prior year. The other income in 2008 was primarily the result of foreign currency remeasurement gains during the first nine months of 2008, while the Chinese RMB appreciated more than 7.0% against the U.S. dollar.

Loss on Early Extinguishment of Debt.  As a result of our prepayment and cancellation of the 2006 Credit Agreement, we recorded a loss on early extinguishment of debt of approximately $0.7 million during the period in conjunction with the write-off of related unamortized deferred financing costs.

Income Taxes.  Income tax expense of $4.4 million for the nine months ended September 30, 2009, compares to income tax expense of $7.7 million for the same period in 2008.  Our income tax provision relates primarily to our profitable operations in China and additional expense related to uncertain tax positions, partially offset by income tax benefits recognized in Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions related to the Company’s substantial interest expense, among other expenses.

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

Our principal liquidity requirements will be for i) $10.5 million semi-annual interest payments required in connection with the 2011 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v)  debt service requirements in connection with our Guangzhou 2009 Credit Facility and vi) maturity date principal payment of $200 million related to the 2011 Notes.

In addition to cash flow from operations and available cash on hand, we expect funding requirements related to the acquisition and subsequent operation of Merix will be met through a $75 million revolving line of credit for which, contingent on the consummation of the merger, the Company has received a commitment.  In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008, were $44.3 million and $22.8 million, respectively.  The improvement in net cash from operating activities is primarily due to positive changes in working capital partially offset by reduced income from operations and cash payments of approximately $14.7 million for severance and other restructuring costs.

Net cash used in investing activities was $10.7 million for the nine months ended September 30, 2009, which related to capital expenditures and was net of $4.0 million in proceeds from disposal of equipment.  This compares to $42.0 million of net cash used in investing activities for the nine months ended September 30, 2008, which related primarily to capital expenditures.  Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.  Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2009 and 2008, were $13.2 million, and $37.0 million, respectively.

Net cash used by financing activities was $5.9 million for the nine months ended September 30 2009, which related to the repayment of a $15.5 million term loan balance under our 2006 Credit Agreement and a $10.0 million draw on our newly established Guangzhou 2009 Credit Facility.  During the period we also incurred financing costs, which primarily related to our exploration of alternatives for refinancing of the 2011 Notes.

Guangzhou 2009 Credit Facility

In September 2009, our Guangzhou Termbray Electronics Technology Company Limited subsidiary consummated a 200 million Renminbi (approximately $29.3 million U.S. dollars based on the exchange rate as of September 30, 2009) revolving credit facility (the “Guangzhou 2009 Credit Facility”) with China Construction Bank, Guangzhou Economic and Technical Development District Branch.  The Guangzhou 2009 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar; and borrowings are secured by a mortgage lien on the buildings and land lease at our manufacturing facility in Guangzhou, China.  The revolving credit facility is renewable annually beginning June 30, 2010.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China multiplied by 0.9 for Renminbi denominated loans.  The Guangzhou 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of September 30, 2009, $10.0 million in U.S. dollar loans was outstanding under the Guangzhou 2009 Credit Facility, and approximately $19.3 million of the revolving credit facility was unused and available.

2006 Credit Agreement

In September 2009, in connection with the consummation of the Guangzhou 2009 Credit Facility, we provided notice to voluntarily prepay and cancel the credit agreement that had been previously entered into as of August 17, 2006 (the “2006 Credit Agreement”) with UBS AG Hong Kong Branch and UBS AG, Singapore Branch, and repaid all outstanding amounts under that agreement. The 2006 Credit Agreement was for a term of four years and provided a $60.0 million revolving credit facility and a $20.0 million term loan facility.  As a result of the prepayment and cancellation of the 2006 Credit Agreement, the Company recorded a loss on early extinguishment of debt of $0.7 million in conjunction with the write-off of related unamortized deferred financing costs.

Senior Subordinated Notes due 2011

In our Form 8-K filed on September 10, 2009, we announced that we are exploring alternatives with respect to the refinancing of the 2011 Notes.  The timing and structure of any refinancing transaction have not yet been finalized and would depend on market conditions.  There can be no assurance that any such transaction will occur or, if any such transaction does occur, that such transaction will be successful.

Merger Agreement between Viasystems Group, Inc. and Merix Corporation

On October 6, 2009, Viasystems Group, Inc. (“Group”), the parent of our Company, announced that it had entered into a merger agreement pursuant to which Group will acquire Merix Corporation (“Merix”).  Merix is a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  Under the terms of the merger agreement, Group will acquire all of the outstanding common stock of Merix in exchange for shares of Group common stock representing approximately 12.5% of the outstanding common stock of the post-merger company.  On October 6, 2009, Group also entered into a note exchange agreement to purchase $68,590 of Merix’s outstanding convertible debt securities in exchange for approximately $34,908 of cash and shares of Group common stock representing approximately 7.0% of the post-merger company.  It is expected that upon the consummation of the merger, Group’s common stock will be registered, and Merix would become a wholly owned subsidiary of the Company.  The merger is subject to Merix’s shareholders approval, certain regulatory approvals, and certain terms and conditions contained in the merger agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging activities will eliminate or substantially reduce risks associated with fluctuating currencies.  At September 30, 2009, there were foreign currency hedge instruments outstanding with a notional value of 690 million Chinese RMB related to our Asian operations.  Based on the September 30, 2009 exchange rates, an increase or decrease in foreign exchange rates of 10% (ignoring the effect of hedging) would result in an increase or decrease respectively, in our operating expense of approximately $8.1 million and $18.2 million for the three and nine months ended September 30, 2009, respectively.

Item 4. Controls and Procedures

As of September 30, 2009, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.                      Legal Proceedings

Litigation Relating to the Merger

Merix, its board of directors and Viasystems are named as defendants in a purported class action lawsuit brought by alleged Merix shareholders challenging Merix’s proposed merger with Viasystems. The shareholder action was filed in the Circuit Court of the State of Oregon, County of Multnomah (Asbestos Workers Philadelphia Pension Fund v. Merix Corporation, et al., filed October 9, 2009, Case No. 0910-14399). The shareholder action generally alleges, among other things, that each member of the Merix board of directors breached fiduciary duties to Merix and its shareholders by authorizing the sale of Merix to Viasystems for consideration that does not maximize value to Merix shareholders. The complaint also alleges that Viasystems and Merix aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Merix board of directors. The shareholder action seeks equitable relief, including to enjoin the defendants from consummating the merger on the agreed-upon terms. Viasystems believes the claims asserted by the plaintiffs against it are without merit and intends to vigorously defend against such claims

Item 1A.                 Risk Factors

Risks Related to our Business and Industry

During periods of excess global PCB manufacturing capacity, our gross margins may fall and/or we may have to incur restructuring charges if we choose to reduce the capacity of or close any of our facilities.

When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and our gross margins will fall. If we conclude we have significant, long-term excess capacity, we may decide to permanently close or scale down our facilities and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs and asset impairments.

A significant portion of our net sales is based on transactions with our largest customers; if we lose any of these customers, our sales could decline significantly.

For the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007 and 2006, sales to our ten largest customers accounted for approximately 72.4%, 73.3%, 76.2% and 73.7% of our net sales, respectively.  Four of our customers, Alcatel-Lucent SA, Bosch Group, General Electric Company and Continental AG, each individually accounted for over 10% of our net sales for the year ended December 31, 2008 and the nine months ended September 30, 2009.

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

We may experience fluctuations in our operating results, and because many of our operating costs are fixed, even small revenue shortfalls or increased expenses can have a disproportionate effect on our operating results.

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

Our historical results of operations may not be indicative of the results to be expected for any future period as a result of unanticipated revenue shortfalls or increased expenses.

We have a history of losses and may not be profitable in the future.

We have a history of losses and cannot assure you that we will achieve sustained profitability in the near future.  For the nine months ended September 30, 2009 and the years ended December 31, 2008, 2006, 2005 and 2004, we incurred losses from continuing operations of $30.8 million, $5.7 million, $18.2 million, $107.0 million and $21.6 million, respectively.  If we cannot improve our profitability, the value of our enterprise may decline.

We rely on the automotive industry for a significant portion of our sales. Accordingly, the economic downturn in this industry has had, and may continue to have, a material adverse affect on our ability to forecast demand and production to meet desired sales levels.

The economic downturn in the automotive industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.  A significant portion of our sales are to customers within the automotive industry.  For the nine months ending September 30, 2009 and the years ending December 31, 2008, 2007 and 2006, sales to customers in the automotive industry represented approximately 36.6%, 37.0%, 36.0% and 33.0% of our net sales, respectively.  If the destabilization of the automotive industry or a market shift away from our automotive customers continues, it may have an adverse effect on our results of operations, financial condition and cash flows.

We rely on the telecommunications and networking industries for a significant portion of our sales.  Accordingly, the economic downturn in these industries has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications and networking industries.  For the nine months ending September 30, 2009 and the years ending December 31, 2008, 2007 and 2006, sales to customers in the telecommunications and networking industries represented approximately 27.8%, 26.0%, 31.0% and 32.0% of our net sales, respectively.  These industries are characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand.  These industries are heavily dependent on the end markets they serve and therefore can be affected by the demand patterns of those markets.  If the weakness in these industries continues, it would likely have a material adverse effect on our financial condition, operating results and cash flows.

Our exposure to the credit risk of our customers and suppliers may adversely affect our financial results.

We sell our products to customers that have in the past, and may in the future, experience financial difficulties, particularly in light of recent global economic downturn.  If our customers experience financial difficulties, we could have difficulty recovering amounts owed to us from these customers.  While we perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness, such programs may not be effective in reducing our exposure to credit risk.  We evaluate the collectability of accounts receivable, and based on this evaluation make adjustments to the allowance for doubtful accounts for expected losses.  Actual bad debt write-offs may differ from our estimates, which may have a material adverse effect on our financial condition, operating results and cash flows.

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services.  If we encounter such difficulties, we may not be able to produce our products for our customers in a timely fashion which could have an adverse effect on our results of operations, financial condition and cash flows.

We are significantly influenced by Group’s significant stockholders whose interests may be different than ours or our sole stockholder’s.

Approximately 54.5% of the common stock of Group, our parent company, is owned by affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”).  In addition, a stockholders agreement among Group, affiliates of HMTF and other existing holders of Group’s common stock provides that Group and those stockholders have agreed to take all actions necessary, including voting the shares held by those stockholders, to elect five designees of HMTF to Group’s board of directors.  Our board of directors consists of the same members as Group’s board of directors.  Accordingly, HMTF effectively controls the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, has significant influence over the direction of our management and policies.  Using this influence, HMTF may take actions or make decisions that are not in the same interests of Group’s other stockholders.  In addition, HMTF is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

If the Merger is consummated, approximately 77.8% of the common stock of Group will be owned by an entity that is formed by Hicks, Muse, Tate & Furst Equity Fund III, LP and certain of its affiliates (the “HMTF Entities”), GSC Recovery II, L.P. and certain of its affiliates (the “GSC Entities”) and TCW Shared Opportunities Fund III, L.P. (“TCW” and together with the HMTF Entities and the GSC Entities, the “Funds”).  Additionally, the existing stockholders agreement will be terminated and Group will enter into a new stockholders agreement with the Funds pursuant to which the stockholders will agree to take all actions necessary, including voting the shares held by those stockholders, to elect five designees of the Funds to Group’s board of directors, subject to reduction in accordance with the terms therein.  Accordingly, the Funds will effectively control the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, have significant influence over the direction of our management and policies.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness.  Accordingly, our ability to service our indebtedness is dependent on the earnings and the distribution of funds from our subsidiaries.  In addition, payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. Payments to us by our subsidiaries are also contingent upon our subsidiaries’ earnings.  Our ability to repatriate cash generated by our foreign operations or borrow from our foreign subsidiaries may be limited by tax, foreign exchange or other laws. Also, the amount we are able to repatriate to pay U.S. dollar based obligations, such as the notes, will be subject to foreign exchange rates. Foreign earnings may be subject to U.S. withholding requirements for foreign taxes, potentially at confiscatory levels. Cash we hold in foreign entities may become subject to exchange controls that prevent their being converted into other currencies, including dollars. Foreign tax laws may affect our ability to repatriate cash from foreign subsidiaries in a tax efficient manner or at all. Legal restrictions may prevent foreign subsidiaries from paying dividends or other cash distributions to service payments on the notes, and directors and officers of such foreign subsidiaries may therefore be unable or unwilling to authorize such payments or such loans. If these or other risks limit our ability to transfer cash generated by our foreign operations to us, our ability to make payments on the notes will be impaired.

All of our manufacturing activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International manufacturing operations represent 100% of our business.  Sales outside the United States represent a significant portion of our net sales, and we expect net sales outside the United States to represent a significant portion of our total net sales.  We operate manufacturing facilities in Mexico and The People’s Republic of China (“China” or the “PRC”).

Our international manufacturing operations are subject to a number of potential risks. Such risks include, among others:

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

These factors may have an adverse effect on our international operations or on the ability of our international operations to repatriate earnings to us.

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

We lease the land where our Chinese manufacturing facilities are located from the Chinese government through land use rights agreements.  Although we believe our relationship with the Chinese government is sound, if the Chinese government decided to terminate our land use rights agreements, our assets could become impaired, and our ability to meet our customers’ orders could be impacted.  This could have a material adverse effect on our financial condition, operating results and cash flows.

Electrical power shortages in certain areas of Southern China have, in the past, caused the government to impose a power rationing program and additional or extended power rationings could adversely affect our Chinese operations.

In early 2008, certain areas of Southern China faced electrical power constraints, which resulted from extreme winter weather in the area. In order to address the power constraints, the Southern China Province Government initiated a power rationing plan. The power rationing program was terminated in May 2008. Although power rationing did not impact our Asia operations during the recent winter months, we may experience issues in the future with obtaining power or other key services due to infrastructure weaknesses in China that may impair our ability to compete effectively as well as adversely affect revenues and production costs.

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future.  Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future. Over the past year, the global economy has been greatly impacted by the global recessionary conditions linked to rising default levels in the U.S. home mortgage sector, volatile fuel prices, and a changing political and economic landscape. These factors have contributed to historically low consumer confidence levels, resulting in a significantly intensified downturn in demand for products incorporating PCBs, which in turn has adversely affected our operating results in 2008 and for the first three quarters of 2009.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life cycles and pricing and profitability pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the communications and networking, computing and peripherals, test, industrial and medical and automotive markets of the electronics industry.  Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or affect our mix of consolidated net sales, any of which could have a material adverse effect on our financial condition, operating results and cash flows.

There may be shortages of, or price fluctuations with respect to, raw materials or components, which would cause us to curtail our manufacturing or incur higher than expected costs.

We purchase the raw materials and components we use in producing our products and providing our services, and we may be required to bear the risk of raw material or component price fluctuations.  In addition, shortages of raw materials such as laminates, a principal raw material used in our PCB operations, have occurred in the past and may occur in the future.  Raw material or component shortages or price fluctuations such as these could have a material adverse effect on financial condition, operating results and cash flows.  In addition, if we experience a shortage of materials or components, we may not be able to produce our products for our customers in a timely fashion.

The PCB and electro-mechanical solutions industries are highly competitive, and we may not be able to compete effectively in one or both of them.

The PCB industry is highly competitive, with multiple global competitors and hundreds of regional and local manufacturers.  The electro-mechanical solutions (“EMS”) industry is also highly competitive, with competitors on the global, regional and local levels and relatively low barriers to entry.  In both of these industries, we could experience increased future competition resulting in price reductions, reduced margins or loss of market share.  Any of these could have an adverse effect on our financial condition, operating results or cash flows.  In addition, some of our principal competitors may be less leveraged, may have greater access to financial or other resources, may have lower cost operations and may be better able to withstand adverse market conditions.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

For many of our customers, we do not have firm long-term purchase commitments, but rather conduct business on a purchase order basis.  Customers may cancel their orders, reduce production quantities or delay production at any time for a number of reasons.  Many of our customers have, over the past several years, experienced significant decreases in demand for their products and services.  The uncertain economic conditions in the global economy and in several of the markets in which our customers operate have prompted some of our customers to cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated.  Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights.  Cancellations, reductions or delays of orders by customers could:

•	adversely affect our operating results by reducing the volumes of products that we manufacture for our customers;

•	delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; and

•	lower our asset utilization, which would result in lower gross margins.

Our products and the manufacturing processes we use to produce them are often highly complex and therefore may at times contain manufacturing defects, which may subject us to product liability and warranty claims.

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products, particularly those supplied to the automotive industry, fail to perform as expected or such failure results, or is alleged to result, in bodily injury and/or property damage.  If we were to manufacture and deliver products to our customers that contain defects, whether caused by a design, manufacturing or component failure, or deficiencies in our manufacturing processes, it may result in delayed shipments to our customers and reduced or cancelled customer orders. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, who have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer. A successful warranty or product liability claim against us in excess of our available insurance coverage or established warranty and legal reserves or a requirement that we participate in a product recall may have a material adverse effect on our business, financial condition, operating results and cash flows and may harm our business reputation, which could lead to customer cancellations or non-renewals.

Failure to meet the quality control standards of our automotive customers may cause us to lose existing, or prevent us from gaining new, automotive customers, which may adversely affect our financial results.

For safety reasons, our automotive customers have strict quality standards that generally exceed the quality requirements of our other customers. Because a significant portion of our Asian manufacturing facilities products are sold to customers in the automotive industry, if our manufacturing facilities in Asia do not meet these quality standards, our results of operations may be materially and adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers, or gain new automotive customers, for long periods of time, which could significantly decrease our consolidated net sales and profitability.

The electronics manufacturing services industry is subject to rapid technological change; our failure to respond timely or adequately to such changes may render our existing technology less competitive or obsolete, and our operating results may suffer.

The market for our products and services is characterized by rapidly changing product platforms based on technology and continuing process development.  The success of our business will depend, in large part, upon our ability to maintain and enhance our technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological product platforms changes on a cost-effective and timely basis.  There can be no assurance that we will effectively respond to the technological product requirements of the changing market, including having sufficient cash flow to make additional capital expenditures that may be required as a result of those changes.  To the extent we are unable to respond to such technological product requirements, our operating results may suffer.

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

Recent instability in the financial markets has led to the consolidation, restructuring and closure of certain financial institutions. Should any of the financial institutions who maintain our cash deposits or who are a party to our credit facilities become unable to repay our deposits or honor their commitments under our credit facilities, it could have a material adverse effect on our financial condition, operating results and cash flows.  As of September 30, 2009, approximately 33.9% of our cash balances were on deposit with Citibank (China), which is a subsidiary of Citigroup Inc.  As of February 27, 2009, the U.S. government has taken certain actions to stabilize Citigroup Inc. in an effort to remove uncertainty and restore confidence in that company.  Management has been monitoring, and will continue to monitor, the stability of Citigroup, Inc. and the appropriateness of our depository relationship with Citibank (China).

Oil prices may fluctuate, which would increase our cost to manufacture goods.

We generate a portion of our own electricity in certain of our manufacturing facilities using diesel generators, and we will be required to bear the increased cost of generating electricity if the cost of oil increases.  Prices for diesel fuel rose substantially in several recent years.  Future price increases for diesel fuel would increase our cost and could have a material adverse effect on our financial condition, operating results and cash flows.

Damage to our manufacturing facilities or information systems due to fire, natural disaster or other events could harm our financial results.

We have manufacturing facilities in China and Mexico.  In addition, we maintain engineering and customer service centers in Canada, China, England, Hong Kong, Mexico, The Netherlands, and the United States.  The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, blizzard, flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Additionally, we rely heavily upon information technology systems and high-technology equipment in our manufacturing processes and the management of our business. We have developed disaster recovery plans; however, disruption of these technologies as a result of natural disaster or other events could harm our business and have a material adverse effect on our financial condition, operating results and cash flows.

If we lose key management, operations, engineering or sales and marketing personnel, we could experience reduced sales, delayed product development and diversion of management resources.

Our success depends largely on the continued contributions of our key management, administration, operations, engineering and sales and marketing personnel, many of whom would be difficult to replace.  With the exception of certain of our executive officers, we generally do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management or key professionals were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources, which would have a negative effect on our business. We do not maintain “key man” insurance policies on any of our personnel.

Due to the global economic downturn, we have made substantial reductions-in-force, including a number of management personnel. We do not anticipate the loss of any of the personnel will have a material impact on our operations and have attempted to mitigate the impact of the change in personnel. However, there can be no assurance that these risks are fully mitigated.

In addition, we rely on the collective experience of our employees, particularly in the manufacturing process, to ensure we continuously evaluate and adopt new technologies and remain competitive. Although we are not generally dependent on any one employee or a small number of employees involved in our manufacturing process, we have in the past experienced periods of high employee turnover and continue to experience significantly high employee turnover at our Asian facilities. If we are not able to replace these people with new employees with comparable capabilities, our operations could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers. As a result, we may not be able to continue to compete effectively.

We are subject to environmental laws and regulations that expose us to potential financial liability.

Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air, ground and water as well as the handling, storage and disposal of, or exposure to, hazardous materials and occupational health and safety.  Violations of these laws can lead to material liabilities, fines or penalties.  Compliance with these environmental laws is a major consideration in the fabrication of PCBs because metals and other hazardous materials are used in the manufacturing process.  In addition, it is possible that in the future, new or more stringent requirements could be imposed.  Various federal, state, local and foreign laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property.  In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of those wastes, may be subject to potential financial exposure for costs associated with the investigation and remediation of sites at which such hazardous waste has been disposed, if those sites become contaminated.  Liability may be imposed without regard to legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which could impact our financial position.

As a corporation with a presence both abroad and in the United States, we are subject to taxes in various jurisdictions. Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

•	the effects of a mix of profits or losses earned by us and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize net operating losses;

•	changes in contingencies related to taxes, interest or penalties resulting from tax audits; and

•	changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

Certain of our Chinese subsidiaries have operated under tax holidays during the past years.  These holidays allow a two-year tax exemption and a three-year 50% reduction in the tax rate.  In addition, the Chinese government introduced new tax legislation that went into effect January 1, 2008, resulting in increases to the corporate tax rates.  The expiration of these tax holidays and new tax legislation could have a material adverse effect on our effective tax rate, financial condition, operating results and cash flows.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in various jurisdictions.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot provide assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We could be subject to litigation in the course of our operations that could adversely affect our operating results.

If we became the subject of legal proceedings, our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty.  When appropriate, and as required by U.S. GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time.  Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our consolidated financial statements and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which damages would be paid.  Although claims have been rare in the past, because we are a manufacturer, we are subject to claims by our customers or end users of our products that we may have been negligent in our production or have infringed on intellectual property of another.

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. Competitors or others have in the past and may in the future assert infringement claims against our customers or us with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

If we become subject to infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, our financial condition and operating results could be materially and adversely affected.

We may not have sufficient insurance coverage for certain of the risks and liabilities we assume in connection with the products and services we provide to our customers, which could leave us responsible for certain costs and damages incurred by our customers.

We carry various forms of business and liability insurance that we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to our customers, such as potential warranty, product liability and product recall claims. As a result, such liability claims may only be partially covered under our insurance policies. We continue to monitor the insurance marketplace to evaluate the availability of and need to obtain additional insurance coverage in the future. However, should we sustain a significant uncovered loss, our net income would be reduced.

As a U.S. corporation with international operations, we are subject to the Foreign Corrupt Practices Act (“FCPA”).  A determination that we violated this act may affect our business and operations adversely.

As a U.S. corporation, we and our subsidiaries are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.  Any determination that we or any of our subsidiaries have violated the FCPA could have a material adverse effect on our financial position, operating results and cash flows.

Degrading of our debt ratings would adversely affect us.

Any degrading by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., of our debt securities could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity.

We may be required to recognize additional impairment charges.

Pursuant to U.S. GAAP, we are required to make periodic assessments of our goodwill, intangibles and other long-lived assets to determine if they are impaired.  Disruptions to our business, end-market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments.  Future impairment charges could substantially affect our reported earnings in the periods of such charges.  In addition, such charges would reduce our consolidated net worth and our stockholder’s equity, increasing our debt-to-total-capitalization ratio.

Risks Related to our Indebtedness

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have negative consequences on our business in the future, could adversely affect our ability to fulfill our obligations under the notes and may place us at a competitive disadvantage in our industry.

As of September 30, 2009, our total outstanding indebtedness was approximately $215.2 million.  Our net interest expense for the nine months ended September 30, 2009 and the year ended December 31, 2008 was approximately $16.5 million and $21.8 million, respectively.  As of September 30, 2009, our total consolidated stockholder’s equity was $172.6 million. On September 1, 2009, our Chinese subsidiary Guangzhou Termbray Electronics Technology Co., Ltd. consummated a 200 million RMB facility (approximately $29.3 million based on the exchange rate of as September 30, 2009) of which, $10 million is currently outstanding.

This high level of debt could have negative consequences to us.  For example, it could:

•	result in our inability to comply with the financial and other restrictive covenants in our credit facilities;

•	increase our vulnerability to adverse industry and general economic conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make scheduled principal payments on our debt, thereby reducing the availability of our cash flow for working capital, capital investments and other business activities;

•	limit our ability to obtain additional financing to fund future working capital, capital investments and other business activities;

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;

•	expose us to the risk of interest rate fluctuations to the extent we pay interest at variable rates on the debt;

•	limit our flexibility to plan for, and react to, changes in our business and our industry; and

•	place us at a competitive disadvantage relative to our less leveraged competitors.

Servicing our debt, requires a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, including the notes offered hereby, or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements.

Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that:

•	our business will generate sufficient cash flow from operations;

•	we will continue to realize the cost savings, revenue growth and operating improvements that resulted from the execution of our long-term strategic plan; or

•	future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt, including the notes; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. The Wachovia Credit Facility and the indenture governing the notes will limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed, under those documents, to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Additional Business Risks to which We Will Be Subject if the Merger with Merix Corporation is Consummated

Success in Asia may adversely affect our U.S. operations.

To the extent Asian PCB manufacturers are able to compete effectively with products historically manufactured in the United States, Merix’s facilities in the United States may not be able to compete as effectively and parts of Merix’s North American operations may not remain viable.

If competitive production capabilities increase in Asia, where production costs are lower, we may lose market share in both North America and Asia and our profitability may be materially adversely affected by increased pricing pressure.

PCB manufacturers in Asia and other geographies often have significantly lower production costs than Merix’s North American operations and may even have cost advantages over Merix’s North American operations. Production capability improvements by foreign and domestic competitors may play an increasing role in the PCB markets in which we and Merix compete, which may adversely affect our revenues and profitability.  While PCB manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, they are expanding their manufacturing capabilities to produce higher layer count, higher technology PCBs and could compete more directly with Merix’s North American operations.

Failure to maintain good relations with minority investors in Merix’s China manufacturing facilities could materially adversely affect our ability to manage Merix’s Asian operations.

Currently, Merix has two PCB manufacturing plants in China that are each partially owned by a separate Chinese company.  While Merix is the majority interest holder in both of these companies, there is a minority interest holder in each subsidiary, owning a 5% and 15% share, respectively.  These minority holders are local investors with close ties to local economic development and other government agencies. The investors are the leaseholders for the land on which the plants owned by Merix’s Chinese operating companies are located.  In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and to consent to certain operating and investment matters concerning the plants and to board representation.  Failure to maintain good relations with the investors in either China manufacturing plant could materially adversely affect our ability to manage the operations of one or more of the plants.

Merix has reported material weaknesses in its internal control over financial reporting and if additional material weaknesses are discovered in the future, investor confidence in us may be adversely affected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  In connection with management’s assessments of Merix’s internal control over financial reporting over the prior fiscal year, Merix identified material weaknesses in its internal control over financial reporting.

Merix has previously identified a material weakness in controls over financial reporting for its Asia operations, which has been remediated as of May 29, 2009. At the time of Merix’s acquisition of Merix Asia Limited (“Merix Asia”) in September 2005, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. Merix has devoted significant time and resources to improving the internal controls over financial reporting since the acquisition.

Merix may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.  Material weaknesses in its internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and the trading price of the notes.

If we do not align Merix’s manufacturing capacity with customer demand, we could experience difficulties meeting our customers’ expectations or, conversely, incur excess costs to maintain unneeded capacity.

In the latter half of the first quarter of fiscal 2010, Merix noted increasing demand for its products as customers began to rebuild inventory levels, which were severely curtailed in response to the deterioration in global economic conditions.  If we fail to recruit, train and retain sufficient staff to meet customer demand, particularly in the PRC, we may experience extended lead times leading to the loss of customer orders.  Conversely, if we restore manufacturing capacity and order levels do not remain stable or increase, our business, operating results and financial condition could be adversely impacted.

We will export products from the United States to other countries. If we fail to comply with export laws, we could be subject to additional taxes, duties, fines and other punitive actions.

Exports from the United States are regulated by the U.S. Department of Commerce.  Failure to comply with these regulations can result in significant fines and penalties.  Additionally, violations of these laws can result in punitive penalties, which would restrict or prohibit us from exporting certain products, resulting in significant harm to our business.

Item 6.                 Exhibits

(a)	Exhibits

	31.1	Chief Executive Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of October 26, 2009.

VIASYSTEMS, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Chief Financial Officer’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Exhibit 31.1

I, David M. Sindelar, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Viasystems, Inc.;

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

4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 26, 2009                                                            By:  /s/ David M. Sindelar
David M. Sindelar
   Chief Executive Officer
  (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Exhibit 31.2

I, Gerald G. Sax, certify that:

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

6.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 26, 2009                                                                By:  /s/ Gerald G. Sax
   Gerald G. Sax
       Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO
Exhibit 32.1
Exhibit 31.1
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Viasystems, Inc. (the “Company”) for the quarter ended September 30, 2009 (the “Report”) filed with the U.S. Securities and Exchange Commission on the date hereof, I, David M. Sindelar, as Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David M. Sindelar
David M. Sindelar
Chief Executive Officer
(Principal Executive Officer)
October 26, 2009

CERTIFICATION PURSUANT TO
Exhibit 32.2
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Viasystems, Inc. (the “Company”) for the quarter ended September 30, 2009 (the “Report”) filed with the U.S. Securities and Exchange Commission on the date hereof, I, Gerald G. Sax, as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gerald G. Sax
Gerald G. Sax
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)
October 26, 2009